Form 10-Q
period 1996-03-31
CENTRAL COAST BANCORP
filed 1996-05-15
CIK 921085

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT IT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For  the Quarterly Period Ended      March 31, 1996    .
                                -----------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For  the Transition Period from                       to
                                ---------------------    ---------------------

                          Commission File No. 0-25418 .
                                              --------

                              CENTRAL COAST BANCORP
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                     77-0367061          .
- - ----------------------------------------            ----------------------------
(State or other jurisdiction of                     (IRS Employer ID Number)
 incorporation or organization)

301 Main Street, Salinas, California   .                     93901  .
- - ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip code)

                                (408) 422-6642 .
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes  X  . No
                                                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  No par value Common Stock - 2,226,967 shares outstanding at March 31, 1996 .
                                                             -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      CENTRAL COAST BANCORP AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
- - ------------------------------------------------------------------------------

                                                            March 31            December 31,
                                                              1996                  1995
                                                          ------------          ------------
ASSETS
Cash and due from banks                                   $ 19,066,000          $ 25,849,000
Federal Funds Sold                                          34,448,000            41,764,000
                                                          ------------          ------------
    Total cash and cash equivalents                         53,514,000            67,613,000
                                                          ------------          ------------

Interest-bearing deposits in
   other financial institutions                                 99,000             3,563,000

Investment securities
   (market value $82,331,000 at March 31, 1996
    and $75,397,000 at December 31, 1995)                   82,354,000            74,912,000

Loans, net                                                 164,063,000           161,780,000
Premises and equipment, net                                    671,000               728,000
Other assets                                                 5,360,000             4,937,000
                                                          ------------          ------------
TOTAL ASSETS                                              $306,061,000          $313,533,000
                                                          ============          ============

LIABILITIES
Deposits:
   Noninterest bearing                                    $ 57,738,000          $ 62,970,000
   Interest bearing                                        218,512,000           223,518,000
                                                          ------------          ------------
     Total deposits                                        276,250,000           286,488,000
Other liabilities                                            2,201,000             1,059,000
                                                          ------------          ------------
TOTAL LIABILITIES                                          278,451,000           287,547,000

COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
Preferred stock - no par value
   authorized 1,000,000 shares, no shares issued
Common stock - no par value
   authorized 20,000,000 shares
   issued & outstanding: 2,226,967 shares
   at March 31, 1996 and 2,214,630 shares
       at December 31, 1995                                 20,892,000            20,852,000
Retained earnings                                            6,718,000             5,134,000
SHAREHOLDERS' EQUITY                                        27,610,000            25,986,000
                                                          ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $306,061,000          $313,533,000
                                                          ============          ============

See Notes to Consolidated Condensed Financial Statements

                      CENTRAL COAST BANCORP AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                              1996                1995
                                           ----------          ----------
INTEREST INCOME
Loans (including fees)                     $4,798,000          $4,289,000
Investment securities                       1,136,000             865,000
Other                                         642,000             355,000
                                           ----------          ----------
   Total interest income                    6,576,000           5,509,000
                                           ----------          ----------

INTEREST EXPENSE

Deposits                                    2,124,000           1,902,000
Other                                            --                 1,000
                                           ----------          ----------
   Total interest expense                   2,124,000           1,903,000

NET INTEREST INCOME                         4,452,000           3,606,000
Provision for credit losses                      --               380,000
                                           ----------          ----------

NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSS                4,452,000           3,226,000

OTHER INCOME                                  193,000             192,000
                                           ----------          ----------

OTHER OPERATING EXPENSE

Salaries and employee benefits              1,217,000           1,153,000
Occupancy                                     141,000             132,000
Furniture and equipment                       107,000             111,000
Other expenses                                411,000             556,000
                                           ----------          ----------
   Total other operating expenses           1,876,000           1,952,000
                                           ==========          ==========

INCOME BEFORE INCOME TAXES                  2,769,000           1,466,000
Provision for income taxes                  1,185,000             610,000
                                           ----------          ----------

NET INCOME                                 $1,584,000          $  856,000
                                           ==========          ==========

NET INCOME PER COMMON
   AND COMMON EQUIVALENT SHARE             $     0.65          $     0.36
                                           ==========          ==========

See Notes to Consolidated Condensed Financial Statements

                      CENTRAL COAST BANCORP AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                     1996                   1995
                                                                 ------------           ------------
Increase (decrease) in cash and equivalents:
OPERATIONS
   Net income                                                    $  1,584,000           $    856,000
   Reconciliation to net cash provided by operations
      Provision for credit losses                                        --                  380,000
      Depreciation                                                     57,000                 75,000
      Amortization                                                      6,000                 21,000
      Increase and accretion in other assets                         (423,000)              (245,000)
      Increase (decrease) in other liabilities                      1,142,000                530,000
      Net change in deferred loan fees                                 (2,000)               (50,000)
                                                                 ------------           ------------
Net cash provided by operations                                     2,368,000              1,567,000
                                                                 ------------           ------------
INVESTMENT ACTIVITIES

   Net (increase) decrease in interest-bearing deposits
      in other financial institutions                               3,464,000             (1,979,000)
   Proceeds from maturities of securities                          20,975,000              6,054,000
   Purchase of securities                                         (28,423,000)            (8,000,000)
   Net (increase) decrease in loans                                (2,285,000)             8,960,000
   Capital expenditures                                                  --                  (68,000)
                                                                 ------------           ------------
Net cash used for investment activities                            (6,269,000)             4,967,000
FINANCING ACTIVITIES                                             ------------           ------------

   Net decrease in deposit accounts                               (10,238,000)           (16,978,000)
   Proceeds from sale of common stock                                  40,000                 17,000
                                                                 ------------           ------------
Net cash used by financing activities                             (10,198,000)           (16,961,000)
                                                                 ------------           ------------
Net decrease in cash and equivalents                              (14,099,000)           (10,427,000)
Cash and cash equivalents, beginning of period                     67,613,000             45,443,000
                                                                 ------------           ------------
Cash and cash equivalents, end of period                         $ 53,514,000           $ 35,016,000
                                                                 ============           ============

OTHER CASH FLOW INFORMATION

   Interest paid                                                 $  2,024,000           $  1,904,000
   Income taxes| paid                                                 --                     770,000

See Notes to Consolidated Condensed Financial Statements

                      CENTRAL COAST BANCORP AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1996 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the three month period ended March 31, 1996 may not necessarily be indicative of the operating results for the full year.

2. INVESTMENT SECURITIES

The Company is required under Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Investments in Certain Debt and Equity Securities", to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's positive intent and ability to hold such securities to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as available-for-sale and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Any gains and losses on sales of investments are computed on a specific identification basis.

The carrying value and approximate market value of securities at March 31, 1996 and December 31, 1995 are as follows:

- - -------------------------------------------------------------------------------------------
                                        Book        Unrealized    Unrealized       Market
In thousands                            Value          Gain         Losses          Value
- - -------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
March 31, 1996
   U.S. Treasury and
      agency securities                $79,292          $204          $201          $79,295
   State and municipal
      obligations                         --             --            --              --
   Other                                 3,062           --             26            3,036
- - -------------------------------------------------------------------------------------------
Total                                  $82,354          $204        # $227          $82,331
===========================================================================================

INVESTMENTS HELD TO MATURITY:
December 31, 1995
   U.S. Treasury and
      agency securities                $74,912          $491          $  6          $75,397
   State and municipal
      obligations                         --             --            --              --
- - -------------------------------------------------------------------------------------------
Total                                  $74,912          $491          $  6          $75,397
===========================================================================================

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:

- - -------------------------------------------------------------------------------
                                                       Three months ended
                                                             March 31,
In thousands                                         1996                 1995
- - -------------------------------------------------------------------------------
Beginning balance                                  $ 3,984              $ 3,699
Provision charged to expense                          --                    380
Loans charged off                                      (67)                 (75)
Recoveries                                              11                   14
- - -------------------------------------------------------------------------------
Ending balance                                     $ 3,928              $ 4,018
===============================================================================

The allowance for credit losses reflects management's judgement as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon information currently available to analyze credit loss potential, including (1) the loan portfolio balance in the period;
(2) a comprehensive grading and review of new and existing loans outstanding;
(3) actual previous charge-offs; and, (4) changes in economic conditions.

Beginning in 1995, the Company adopted FASB Statements No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan --Income Recognition and Disclosure." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statements 114 and 118 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Management believes that the allowance for credit losses at March 31, 1996 is adequate, based on information currently available. However, no prediction of the ultimate level of loan charge-offs in future years can be made with any certainty.

Nonperforming assets are comprised of loans delinquent 90 days or more with respect to interest or principal, loans for which the accrual of interest has been discontinued, and other real estate which has been acquired through foreclosure and is awaiting disposition.

Unless well secured and in the process of collection, loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal, when the payment of interest or principal in accordance with the contractual terms of the loan becomes uncertain or when a portion of the principal balance has been charged off. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in process of collection.

Real estate and other assets acquired in satisfaction of indebtedness are recorded at the lower of estimated fair market value net of anticipated selling costs or the recorded loan amount, and any difference between this and the amount is treated as a loan loss. Costs of maintaining other real estate owned and gains or losses on the subsequent sale are reflected in current earnings.

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:

- - ------------------------------------------------------------------------------------
                                                          March 31,     December 31,
In thousands                                                 1996           1995
- - ------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Real estate                                             $  577           $ 71
   Commercial                                                 117             35
   Installment and other                                     --              --
- - ------------------------------------------------------------------------------------
                                                           $  694           $106
- - ------------------------------------------------------------------------------------
Nonaccrual:
   Real estate                                             $  305           $633
   Commercial                                                  57             64
   Installment and other                                     --               22
- - ------------------------------------------------------------------------------------
                                                           $  362           $719
- - ------------------------------------------------------------------------------------
Total nonperforming loans                                  $1,056           $825
====================================================================================
Other real estate owned                                    $  506           $506
====================================================================================

4. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $76,153,000 and standby letters of credit of $1,882,000 at March 31, 1996. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1996.

Approximately $23,942,000 of loan commitments outstanding at March 31, 1996 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by the Bank's commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and the Bank accordingly uses evaluation and collateral requirements similar to those for loan commitments. Virtually all such commitments are collateralized.

5. NET INCOME PER SHARE COMPUTATION

Net income per common and equivalent share is calculated using weighted average shares and dilutive effect of stock options outstanding during the period totaling 2,430,916 and 2,396,495 for the three month periods ended March 31, 1996 and 1995, respectively.

6. PENDING ACQUISITION

On December 5, 1995, the Company signed a definitive agreement to acquire Cypress Coast Bank ("Cypress") whereby Cypress would become a subsidiary of the Company and continue to operate from its offices in Seaside and Marina. Under the terms of the agreement the shareholders of Cypress will receive common stock of the Company in a tax-free exchange, based upon a conversion ratio equal to
1.5 times Cypress' fully diluted tangible book value per share (as defined) divided by the average of the bid and asked quotations for a share of Company common stock (the "Average Price") for the twenty consecutive trading days immediately prior to the merger. If the Average Price is below $14.00 or above $18.00 at that time, the parties have the right to renegotiate the conversion ratio. At March 31, 1996, Cypress had unaudited total assets of $44.6 million, including $28.4 million in net loans and total unaudited liabilities of $40.7 million, including $40.4 million in deposits. The transaction is expected to be accounted for as a pooling-of-interests and the Company anticipates consumation during the second quarter of 1996.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Organization

Central Coast Bancorp (the "Company") is a California corporation organized in 1994 to act as the holding company for Bank of Salinas (the "Bank"), a state-chartered bank, headquartered in Salinas with a branch office in King City. Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the "FRB"), the Company's principal regulator.

The Bank offers a full range of commercial banking services, offering a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in an are adjacent to Salinas, California.

Summary of Financial Results

At March 31, 1996, total assets of Central Coast Bancorp were
$306,061,000, a decrease of $7,472,000 or 2.4% from December 31, 1995 total assets of $313,533,000. Average total assets for the quarters ended March 31, 1996 and 1995 were $307,490,000 and $268,366,000, respectively. Net loans at
March 31, 1996 were $164,063,000 compared to $161,780,000 at December 31, 1995, an increase of $2,283,000 or 1.4%. The increase in loan balances is primarily the result of increases in construction and commercial loans. Real estate construction and land development loans of $20,162,000 at March 31, 1996 represented an increase of $774,000 or 4.0% over $19,388,000 at December 31, 1995. Commercial loans increased $6,490,000 or 9.8% to $72,838,000 at March 31, 1996 from $66,348,000 at December 31, 1995. Partially offsetting these increases was a decrease in real estate mortgage loan balances of $70,178,000 at March 31, 1996 compared to $75,945,000 at December 31, 1995 representing a decrease of $5,767,000 or 7.6%.

Securities designated as held-to-maturity at March 31, 1996 were carried at an amortized cost of $82,354,000. The estimated market value of the held-to-maturity portfolio at quarter end was $82,331,000. The held-to-maturity portfolio at March 31, 1996 consists primarily of U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) with maturities within five years. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's intent and ability to hold such securities to maturity. During the three months ended March 31, 1996, the Bank made securities purchases of $28,423,000 to replace $20,975,000 of maturities and to more fully employ excess liquidity.

Other earning assets are comprised of Federal funds sold and time deposits at other financial institutions. Federal funds sold balances of $34,448,000 at March 31, 1996 represent a decrease of $7,316,000 from $41,764,000 at December 31, 1995. The decrease in federal funds sold is primarily the result of seasonal runoff in deposit balances and a increase in loan balances. The Bank has invested a portion of its excess liquidity in time deposits at other financial institutions. Time deposits in other financial institutions were $99,000 at March 31, 1996 compared to $3,563,000 at December 31, 1995, representing a decrease of $3,464,000 or 97.2%. The decrease in time deposits at other institutions is a result of management's decision to redeploy these funds into other short-term investment securities.

Total deposits of $276,250,000 at March 31, 1996 represent a decrease of $10,238,000 or 3.6% from balances of $286,488,000 at December 31, 1995. The decrease is comprised of decreases in noninterest-bearing demand and savings deposits and is attributed to seasonal fluctuation in these deposit categories. nonInterest-bearing demand deposits were $57,751,000 at March 31, 1996 compared to $62,970,000 at December 31, 1995, a decrease of $5,219,000 or 8.3%. Savings balances of $107,851,000 represent a decrease of $6,708,000 or 5.9% from $114,559,000 at December 31, 1995. Additionally, interest bearing demand balances decreased $211,000 or .3% to $71,080,000 at March 31, 1996 from $71,291,000 at December 31, 1995. . Partially offsetting these decreases was an increase in time deposits of $1,900,000 or 5.0% to $39,568,000 at March 31, 1996 from $37,668,000 at December 31, 1995.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net income for the three months ended March 31, 1996 was $1,584,000 or $.65 per share compared to $856,000 or $.36 per share for the comparable period in 1995. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                                                      (Unaudited)
                                                              Three months ended March 31,
In thousands (except percentages)                    1996                                       1995
- - -------------------------------------------------------------------------------------------------------------------
                                        Avg                         Avg          Avg                          Avg
                                      Balance       Interest       Yield        Balance        Interest      Yield
- - -------------------------------------------------------------------------------------------------------------------
Assets:
Earning Assets:
   Loans                             $164,231        $4,798        11.7%        $156,350        $4,289        11.1%
   Investment Securities               75,598         1,136         6.0%          66,452           865         5.3%
   Other                               48,727           642         5.3%          24,900           355         5.8%
                                     --------        ------                     --------        ------
Total interest earning assets         288,556        $6,576         9.1%         247,702        $5,509         9.0%
                                                     ------                                     ------
Cash and due from banks                17,618                                     19,162
Other assets net of deferred
   loan fees and allowance
   from loan losses                     1,316                                      1,502
                                     --------                                   --------
                                     $307,490                                   $268,366
                                     ========                                   ========
Liabilities & Shareholders'
   Equity:
Interest bearing liabilities:
   Demand deposits                   $ 66,188        $  374         2.3%        $ 72,019        $  429         2.4%
   Savings                            118,598         1,237         4.2%          90,229         1,055         4.7%
   Time deposits                       38,628           513         5.3%          36,834           418         4.6%
   Other borrowings                       --            --                            40             1        10.1%
                                     --------        ------                     --------        ------
   Total interest bearing
      liabilities                     223,414        $2,124         3.8%         199,122        $1,903         3.9%
                                                     ------                                     ------

Demand deposits                        55,410                                     45,334
Other Liabilities                       1,618                                      1,267
                                     --------                                   --------

Total liabilities                     280,442                                    245,723
Shareholders' Equity                   27,048                                     22,643
                                     --------                                   --------
                                     $307,490                                   $268,366
                                     ========                                   ========
Net interest income & margin                         $4,452         6.2%                        $3,606         5.8%
                                                     ======         ===                         ======         ===

- - ------------------------
(1) Annualized

(2) Loan interest income includes fee income of $154,000 and $189,000 for the three month periods ended March 31, 1996 and 1995, respectively.

(3) Includes the average allowance for loan losses of $3,965,000 and $3,822,000, and average deferred loan fees of $478,000 and $474,000 for the three months ended March 31, 1996 and 1995.

Net tax equivalent interest income for the three months ended March 31, 1996 was $4,452,000 representing an improvement of $846,000 or 23.5% over $3,606,000 for the comparable period in 1995. As a percentage of average earning assets, net taxable equivalent interest margin for the first three months of 1996 improved to 6.2% from 5.8% in the same period one year earlier. The increase in net taxable equivalent interest margin is primarily due to an increase in taxable equivalent interest income. Taxable interest income for the first quarter of 1996 includes approximately $498,000 recognized as a result of collection of substantial principal and foregone interest on one nonaccruing loan. The loan was returned to accrual status based upon the substantial performance by the borrower and, subsequent to March 31, 1996, all remaining amounts due were collected by the bank. Excluding this nonrecurring event, the increase in net taxable equivalent interest income would have been $348,000 or 9.7% with a resulting net interest margin of 5.5%.

Taxable equivalent interest income recognized in the three months ended March 31, 1996 was $6,576,000 representing an increase of $1,067,000 or 19.4% over $5,509,000 for the same period of 1995. The increase in taxable equivalent interest income was primarily due to increases in the volume of average earning assets. Earning assets averaged $288,556,000 in the three months ended March 31, 1996 compared to $247,702,000 in the same period in 1995, representing an increase of $40,854,000 or 16.5%. The increase in average earning assets included increases in average net loans, investment securities and fed funds sold of $7,881,000, $9,146,000 and $23,827,000 or 5.0, 13.8 and 95.7%,
respectively. In addition, as noted above, taxable interest income for the first quarter of 1996 includes approximately $498,000, recognized as a result of collection of substantial principal and foregone interest on one nonaccruing loan. Excluding this nonrecurring event, the increase in taxable equivalent interest income would have been $569,000 or 10.3%. The average yield on interest earning assets increased to 9.1% in the first three months of 1996 compared to 9.0% for the first three months of 1995. Loan fees recognized during the first three months of 1996 were $154,000 compared to $189,000 one year earlier.

Partially offsetting the increase in taxable equivalent interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the three months ended March 31, 1996 was $2,124,000 and represented and increase of $221,000 or 11.6% over $1,903,000 for the three months ended March 31, 1995. During the three months ended March 31, 1996, the average rate paid by the Bank on interest-bearing liabilities of 3.8% compared to 3.9% for the same period in 1995. The increase in interest expense for the first quarter of 1996 reflects the impact of an increase in the volume of average interest bearing liabilities. Average interest bearing liabilities were $223,417,000 in the three months ended March 31, 1996 compared to $199,122,000 for the same period in 1995, an increase of $24,295,000 or 12.2%.

Provision for credit losses

The provision for credit losses is based upon management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and the inherent risk in the loan portfolio. Management's evaluation takes into consideration such factors as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated economic conditions that may affect borrowers' ability to repay.

Real estate construction loans represented 12% of total loans at March
31, 1996, the majority of which are for the construction of single family residential properties. In addition, 46% of the Bank's loans were other real estate-secured loans. These loans were primarily loans made to Bank depositors secured by first deeds of trust on commercial and residential properties and with original loan to value ratios not exceeding 75%. Commercial loans comprised 39% of total loans at March 31, 1996. The Bank's loans are not concentrated in any particular industry. The Bank's service area is somewhat dependent on the economy of the greater Salinas Valley which has a concentration of agri-business companies, and accordingly, the ability of the Bank's borrower's to repay loans may be affected by the performance of this sector of the economy. At March 31, 1996, virtually all loans were collateralized, and the majority have adjustable rates. Generally, real estate loans were secured by real property, and commercial and other loans were secured by bank deposits and business or personal assets. Repayment is generally expected from the sale of the related property for real estate construction loans, and from the cash flow of the borrower for commercial and other loans.

In the first quarter of 1996, the Bank did not increase its provision for loan losses though a charge to earnings as a response to a strengthening economy and improved credit performance. The provision compares to $380,000 charged against earnings for the same period in 1995. Loan balances of $67,000, which previously identified and were fully reserved for, were charged-off in the first quarter of 1996 compared to $75,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $11,000 for the quarter ended March 31, 1996 compared to $14,000 for the same period in 1995. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

At March 31, 1996 the allowance for credit losses was $3,928,000 or 2.34% of total loans, compared to $3,984,000 or 2.40% at December 31, 1995.

Management believes that the allowance for loan losses is maintained at an adequate level for known and anticipated furture risks inherent in the loan portfolio. However, the Company's loan portfolio particularly the real estate related segments, may be adversely affected if California's economic conditions and Monterey County real estate market were to weaken. As a result, the level of nonperforming loans, the provision for loan losses and the level of the allowance for loan losses may increase.

Other income and expense

Other income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $193,000 for the three months ended March 31, 1996 as compared to $192,000 for the same period of 1995.

Noninterest expense decreased $76,000 or 3.9% to $1,876,000 in the quarter ended March 31, 1996 from $1,952,000 in the same period one year earlier. The decrease in noninterest expenses is primarily due to a decrease in the cost of deposit insurance of $145,000 to $10,000 in the first quarter of 1996 from $155,000 for the same period in 1995. The decrease in deposit insurance expense was partially offset by moderate increases in salary and benefits expense, professional fees and marketing costs. As a percentage of average earning assets, other expenses, on an annualized basis, decreased to 2.6% in the first three months of 1996 from 3.2% in the first three months of 1995.

Salary and benefits expense was $1,217,000 in the three months ended March 31, 1996 compared to 1,153,000 in the same period one year earlier. The increase in salary and benefits expense is primarily due to increased headcount at the Bank.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity

Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposits levels as well as the credit needs and withdrawal requirements of its customers. Both assets and liabilities contribute to the Bank's liquidity position. Assets such as cash and due from Banks, Federal funds sold and investment securities as well as loan repayments, contribute to liquidity. Of greater significance are the diverse sources comprising the Bank's funding base. These include demand deposits, interest bearing transaction accounts and time deposits.

Liquidity is measured by various ratios, the most common being the ratio of cash, deposits with other banks, Federal funds sold and unpledged securities to total deposits. At March 31, 1996 this ratio was 41.4% (37.7% at December 31,
1995). Another key liquidity ratio is gross loans to total deposits. This ratio was 61.0% at March 31, 1996 and 58.0% at December 31, 1995.

Interest rate sensitivity

Interest rate sensitivity is a measure of the exposure to fluctuations in the Bank's future earnings caused by fluctuations in interest rates. If assets and liabilities do not reprice simultaneously and in equal amounts, the potential for such exposure exists. It is management's objective to maintain stability in net interest margin through the maintenance of an appropriate mix of interest rate sensitive assets and liabilities. Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the position taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "GAP" report which identifies rate sensitivity over the short- and long-term.

The following table sets forth the distribution of repricing opportunities, based on contractual term, of the Bank's earning assets and interest-bearing liabilities at March 31, 1996, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

In thousands
- - ----------------------------------------------------------------------------------------------------------------------
                                                               Over three
Assets and Liabilities                           Next day      months and      Over one
  which Mature or                               and within       within       and within       Over
   Reprice                     Immediately     three months     one year      five years    five years          Total
- - ----------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold              $ 34,448        $   --           $  --          $  --          $  --          $ 34,448
Purchased CD's                      --              --                99           --             --                99
Investment securities               --             6,001          19,956         56,393              4          82,354
Loans, excluding
   nonaccrual loans
   and overdrafts                149,501             371           6,596          6,573          4,053         167,094
- - ----------------------------------------------------------------------------------------------------------------------
Total                           $183,949        $  6,372         $26,651        $62,966        $ 4,057        $283,995
- - ----------------------------------------------------------------------------------------------------------------------
Interest bearing
   liabilities:
Interest bearing demand         $ 70,690        $   --           $  --          $  --          $  --          $ 70,690
Savings                          107,535            --              --             --             --           107,535
Time certificates                   --            14,064          22,944          2,460            100          39,568
- - ----------------------------------------------------------------------------------------------------------------------
Total                           $178,225        $ 14,064         $22,944        $ 2,460        $   100        $217,793
- - ----------------------------------------------------------------------------------------------------------------------
Interest rate
   sensitivity gap              $  5,724        $ (7,692)        $ 3,707        $60,506        $ 3,957
Cumulative interest
   rate sensitivity gap         $  5,724        $ (1,968)        $ 1,739        $62,245        $66,202
Ratios:
Interest rate
   sensitibity gap                  1.03            0.45            1.16          25.60          40.57
Cumulative interest
   rate sensitivity gap             1.03            0.99            1.01           1.29           1.30
- - ----------------------------------------------------------------------------------------------------------------------

It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. Toward that end, the Bank prices the majority of its interest-bearing liabilities at variable rates to reprice at approximately the same time as interest-earning assets tied to the Bank's "Peg" or base rate. At March 31, 1996 the Bank is slightly asset-sensitive over a one year time horizon. That is, within the next twelve months a greater volume of assets than liabilities will reprice. Volatile interest rate fluctuations are detrimental to the net interest margin in the instance of rapidly declining interest rates.

CAPITAL RESOURCES

The Company and Bank are subject to capital adequacy guidelines issued by the FRB and the FDIC. For 1996, the Company and the Bank are required to maintain capital equal to a least 8% of assets and commitments to extend credit, weighted by risk ("risk-adjusted" assets). Further, capital equal to at least 4% of risk-adjusted assets must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk weighted category; most home mortgage loans are assigned to a 50% risk weighted category requiring a 4% capital allocation; and commercial loans are assigned to a 100% risk weighted category requiring an 8% capital allocation.

In addition, the Company and the Bank are required to maintain a 3-5% minimum leverage ratio as a supplement to the risk weighted capital guidelines. The minimum leverage ratio is intended to limit the ability of banking organizations to leverage their equity capital base by increasing assets and liabilities without increasing capital proportionately. The 3% ratio constitutes a minimum ratio for well-run banking organizations. Organizations experiencing or anticipating significant growth or failing to meet such standards will be required to maintain a minimum leverage ratio ranging from 100 to 200 basis points in excess of the 3% ratio.

At March 31, 1996, the Bank and the Company were in compliance with the risk-based capital and leverage ratios noted above. The following table sets forth the risk-based capital and leverage ratios of the Company.

Dollars                                  March 31, 1996            December 31,1995
in thousands                        Amount         Ratio         Amount        Ratio
- - -------------------------------------------------------------------------------------
RISK BASED CAPITAL RATIOS
Tier 1 Capital                     $ 27,610        14.9%        $ 25,986        13.9%
Total Capital                      $ 29,924        16.2%        $ 28,328        15.1%
Total risk adjusted capital        $185,148                     $187,372
- - ------------------------------------------------------------------------------------
LEVERAGE RATIOS
Tier 1 Capital to
   average total assets            $ 27,610         9.0%        $ 25,986         8.9%
Quarterly average
   total assets                    $306,568                     $291,602
- - ------------------------------------------------------------------------------------

On December 19, 1991, the president signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The FDICIA, among other matters, substantially revises banking regulations and establishes a framework for determination of capital adequacy of financial institutions. Under FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) Well capitalized, consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) Adequately capitalized, consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and the institution does not meet the definition of a well capitalized institution; (3) Undercapitalized, consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) Significantly undercapitalized, consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio less than 3%; (5) Critically undercapitalized, consisting of an institution with a ratio tangible equity to or less than 2%.

Financial institutions classified as undercapitalized or below are subject to various limitations including among other matters, certain supervisory action by bank regulatory authorities and restrictions related to (1) growth of assets,
(2) payment of interest on subordinated indebtedness, (3) payment of dividends or other capital distributions, and (4) payment of management fees to a parent holding company. The FDICIA requires the bank regulatory authorities to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may include orders to, among other matters, augment capital and reduce total assets. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institutions submits an adequate capitalization plan.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rate of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses.

The effect of inflation was not material to the Company's results of operations during the periods covered by this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal proceedings.

         None.

Item 2.  Changes in securities.

         None.

Item 3.  Defaults upon senior securities.

         None.

Item 4.  Submission of matters to a vote of security holders.

         None.

Item 5.  Other information.

         None.

Item 6.  Exhibits and reports on Form 8-K.

         (a)    Exhibits - None.

         (27.1) Financial Data Schedules.

         (b)    Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 1996                                         CENTRAL COAST BANCORP

                                        By /s/  THOMAS A. SA
                                           -----------------------------------
                                           Thomas A. Sa, Senior Vice President
                                                and Chief Financial Officer
                                                 (Principal Financial and
                                                     Accounting Officer)

                                EXHIBIT INDEX


Exhibit                                                 Sequential
Number                      Description                 Page Number
- - --------                    -----------                 -----------

 27.1                   Financial Data Schedule             23
