Form 10-Q
period 1996-06-30
CENTRAL COAST BANCORP
filed 1996-08-14
CIK 921085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For  the Quarterly Period Ended June 30, 1996.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For  the Transition Period from         to

                          Commission File No. 0-25418.

                              CENTRAL COAST BANCORP
             (Exact name of registrant as specified in its charter)

         California                                           77-0367061
(State or other jurisdiction of                        (IRS Employer ID Number)
incorporation or organization)

301 Main Street, Salinas, California                             93901
(Address of principal executive offices)                       (Zip code)

                                 (408) 422-6642
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes  X .  No
                                                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  No par value Common Stock - 2,573,567 shares outstanding at August 13, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

- --------------------------------------------------------------------------------

                                                         June 30,         December 31,
                                                           1996               1995
                                                       ------------       ------------
ASSETS
Cash and due from banks                                $ 27,672,000       $ 27,914,000
Federal Funds Sold                                       23,918,000         46,764,000
                                                       ------------       ------------
    Total cash and cash equivalents                      51,590,000         74,678,000
                                                       ------------       ------------
Interest-bearing deposits in
   other financial institutions                           2,257,000          4,492,000

Investment securities
   (market value $89,327,000 at June 30, 1996
    and $80,113,000 at December 31, 1995)                89,678,000         79,643,000

Loan held for sale                                          171,000            540,000
Loans, net                                              202,609,000        191,000,000
Premises and equipment, net                               1,271,000          1,333,000
Other assets                                              6,588,000          5,549,000
                                                       ------------       ------------
TOTAL ASSETS                                           $354,164,000       $357,235,000
                                                       ============       ============
LIABILITIES
Deposits:
   Noninterest bearing                                 $ 76,856,000       $ 68,541,000
   Interest bearing                                     242,413,000        257,548,000
                                                       ------------       ------------
     Total deposits                                     319,269,000        326,089,000
Other liabilities                                         1,557,000          1,230,000
                                                       ------------       ------------
TOTAL LIABILITIES                                       320,826,000        327,319,000

COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY
Preferred stock - no par value
   authorized 1,000,000 shares, no shares issued
Common stock - no par value
   authorized 20,000,000 shares
   issued & outstanding: 2,557,337 shares
   at June 30, 1996 and 2,538,454 shares
       at December 31, 1995                              25,920,000         25,860,000
Retained earnings                                         7,418,000          4,056,000
                                                       ------------       ------------
SHAREHOLDERS' EQUITY                                     33,338,000         29,916,000
                                                       ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $354,164,000       $357,235,000
                                                       ============       ============


See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                             Three Months Ended                  Six Months Ended
                                                  June 30,                           June 30,
                                           1996              1995             1996              1995
                                        ----------       ----------       -----------       -----------
INTEREST INCOME
Loans (including fees)                  $5,496,000       $5,246,000       $11,085,000       $10,120,000
Investment securities                    1,350,000        1,016,000         2,559,000         1,943,000
Other                                      381,000          571,000         1,100,000           979,000
                                        ----------       ----------       -----------       -----------
   Total interest income                 7,227,000        6,833,000        14,744,000        13,042,000

INTEREST EXPENSE
Deposits                                 2,411,000        2,457,000         4,973,000         4,618,000
Other                                           --            9,000                --            10,000
                                        ----------       ----------       -----------       -----------
   Total interest expense                2,411,000        2,466,000         4,973,000         4,628,000

NET INTEREST INCOME                      4,816,000        4,367,000         9,771,000         8,414,000
Provision for credit losses                139,000          210,000           159,000           635,000
                                        ----------       ----------       -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES           4,677,000        4,157,000         9,612,000         7,779,000

OTHER INCOME                               302,000          251,000           712,000           565,000
                                        ----------       ----------       -----------       -----------
OTHER OPERATING EXPENSE
Salaries and employee benefits           1,672,000        1,399,000         3,158,000         2,767,000
Occupancy                                  156,000          206,000           351,000           393,000
Furniture and equipment                    169,000          174,000           322,000           336,000
Other expenses                             796,000        1,016,000         1,338,000         1,714,000
                                        ----------       ----------       -----------       -----------
   Total other operating expenses        2,793,000        2,795,000         5,169,000         5,210,000
                                        ----------       ----------       -----------       -----------

INCOME BEFORE INCOME TAXES               2,186,000        1,613,000         5,155,000         3,134,000
Provision for income taxes                 608,000          669,000         1,793,000         1,279,000
                                        ----------       ----------       -----------       -----------

NET INCOME                              $1,578,000       $  944,000       $ 3,362,000       $ 1,855,000
                                        ==========       ==========       ===========       ===========
NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARES             $     0.51       $     0.31       $      1.08       $      0.60
                                        ==========       ==========       ===========       ===========


See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                          June 30,
                                                                  1996                1995
                                                              ------------        ------------
Increase (decrease) in cash and equivalents:
OPERATIONS
   Net income                                                 $  3,362,000        $  1,855,000
   Reconciliation to net cash provided by operations
      Provision for credit losses                                  159,000             635,000
      Depreciation                                                 210,000             213,000
      Amortization and accretion                                   (40,000)            (55,000)
      Increase in other assets                                  (1,039,000)           (708,000)
      Increase (decrease) in other liabilities                     327,000            (309,000)
      Net change in deferred loan fees                              53,000              91,000
                                                              ------------        ------------
Net cash provided by operations                                  3,032,000           1,722,000
                                                              ------------        ------------
INVESTMENT ACTIVITIES
   Net (increase) decrease in interest-bearing deposits
      in other financial institutions                            2,235,000          (1,985,000)
   Proceeds from maturities of securities                       28,142,000          20,094,000
   Purchase of securities                                      (38,137,000)        (22,708,000)
   Net decrease in loans held for sale                             369,000             702,000
   Net (increase)decrease in loans                             (11,821,000)         10,603,000
   Capital expenditures                                           (148,000)           (144,000)
                                                              ------------        ------------
Net cash provided (used) for investment activities             (19,360,000)          6,562,000
                                                              ------------        ------------
FINANCING ACTIVITIES
   Net increase (decrease) in deposit accounts                  (6,820,000)         25,681,000
   Proceeds from sale of common stock                              (60,000)             32,000
                                                              ------------        ------------
Net cash provided (used) by financing activities                (6,760,000)         25,713,000
                                                              ------------        ------------
Net increase (decrease) used in cash and equivalents           (23,088,000)         33,997,000
Cash and cash equivalents, beginning of period                  74,678,000          51,572,000
                                                              ------------        ------------
Cash and cash equivalents, end of period                      $ 51,590,000        $ 85,569,000
                                                              ============        ============
OTHER CASH FLOW INFORMATION
   Interest paid                                              $  4,845,000        $  2,233,000
   Income taxes paid                                             2,005,000           3,988,000

See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            June 30, 1996 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1996 and December 31, 1995, the results of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 1996 may not necessarily be indicative of the operating results for the full year.

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

The carrying value and approximate market value of securities at June 30, 1996 and December 31, 1995 are as follows:


- -------------------------------------------------------------------------------------
                                      Book      Unrealized    Unrealized      Market
In thousands                          Value        Gain         Losses         Value
- -------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
June 30, 1996
   U.S. Treasury and
      agency securities              $86,627       $102         $421          $86,308
   Other                               3,051          -           32            3,019
   ----------------------------------------------------------------------------------
Total                                 89,678       $102         $453           89,327
=====================================================================================
SECURITIES HELD TO MATURITY:
December 31, 1995
   U.S. Treasury and
      agency securities              $79,643       $494         $ 24           80,113
=====================================================================================
Total                                $79,643       $494         $ 24           80,113
=====================================================================================


3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:


- -------------------------------------------------------------------------------------------
                                       Three months ended               Six months ended
                                             June 30,                        June 30,
In thousands                          1996            1995             1996           1995
- -------------------------------------------------------------------------------------------
Beginning balance                    $4,394          $4,429           $4,446         $4,067
Provision charged to expense            139             210              159            635
Loans charged off                      (153)           (115)            (241)          (196)
Recoveries                               30              29               46             47
- --------------------------------------------------------------------------------------------
Ending balance                       $4,410          $4,553           $4,410         $4,553
============================================================================================


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

Management believes that the allowance for credit losses at June 30, 1996 is adequate, based on information currently available. However, no prediction of the ultimate level of loan charge-offs in future years can be made with any certainty.

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

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:

- ------------------------------------------------------------------------
                                               June 30,     December 31,
In thousands                                       1996             1995
- ------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Real estate                                     $ --             $ 71
   Commercial                                        89               35
   Installment and other                             --               --
- ------------------------------------------------------------------------
                                                   $ 89             $106
- ------------------------------------------------------------------------
Nonaccrual:
   Real estate                                     $199             $633
   Commercial                                         6              194
   Installment and other                             14               24
- ------------------------------------------------------------------------
                                                   $219             $851
- ------------------------------------------------------------------------
Total nonperforming loans                          $308             $957
========================================================================
Other real estate owned                            $506             $506
========================================================================

4. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $81,560,110 and standby letters of credit of $2,478,000 at June 30, 1996. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1996.

Approximately $19,369,000 of loan commitments outstanding at June 30, 1996 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

5. NET INCOME PER SHARE COMPUTATION

Net income per common and common equivalent share is calculated using weighted average shares and dilutive effect of stock options outstanding during the period totaling approximately 3,104,000 and 3,108,000 for the three and six month periods ended June 30, 1996, respectively, and 3,070,000 and 3,072,000 for the three and six month periods ended June 30, 1995, respectively.

6. STOCK DIVIDEND

On June 17, 1996, the Company declared a ten percent stock dividend for shareholders of record July 8, 1996 to be distributed August 15, 1996. Net income per common and common equivalent share for all periods presented have been adjusted to reflect the stock dividend.

7. ACQUISITION OF CYPRESS COAST BANK

On May 31, 1996, the Company completed its acquisition of Cypress Coast Bank ("Cypress") whereby Cypress became a subsidiary of the Company and continues to operate from its offices in Seaside and Marina. Cypress shareholders have the right to receive approximately 323,824 shares of common stock of the Company in a tax-free exchange, based upon a conversion ratio of .5184 which was equal to
1.5 times Cypress' fully diluted tangible book value per share (as defined) divided by the average of the bid and asked quotations for a share of Company common stock for the twenty consecutive trading days immediately prior to the merger. At May 31, 1996, Cypress had unaudited total assets of $46.9 million, including $29.8 million in net loans and total unaudited liabilities of $42.7 million, including $42.5 million in deposits. The transaction has been accounted for as a pooling-of-interests.

The following table presents net interest income, net income and earnings per share for Central Coast Bancorp, Cypress Coast Bank and on a combined basis:



                                Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                                1996          1995              1996        1995
                                ----          ----              ----        ----

NET INTEREST INCOME:
  Central Coast Bancorp          4,319        3,848              8,771        7,454
  Cypress Coast Bank               497          519              1,000          960
                                 ------------------              ------------------
  Combined                       4,816        4,367              9,771        8,414
                                 ==================              ==================

NET INCOME:
  Central Coast Bancorp          1,224          808              2,808        1,664
  Cypress Coast Bank               354          136                554          191
                                 ------------------              ------------------
  Combined                       1,578          944              3,362        1,855
                                 ==================              ==================

FULLY-DILUTED EARNINGS
 PER SHARE:
  Central Coast Bancorp          $0.46        $0.30              $1.05        $0.62
  Cypress Coast Bank             $0.57        $0.22              $0.89        $0.31
  Combined                       $0.51        $0.31              $1.08        $0.60



Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Organization

Central Coast Bancorp (the "Company") is a California corporation organized in 1994, and is the parent holding company for Bank of Salinas and Cypress Coast Bank (the "Banks"), state-chartered banks, headquartered in Salinas and Seaside, California, respectively. Other than its investment in the Banks, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the "FRB"), the Company's principal regulator.

The Banks offer a full range of commercial banking services, offering a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in the Salinas Valley and Monterey Peninsula.

Summary of Financial Results

At June 30, 1996, total assets of Central Coast Bancorp were $354,164,000, a slight decrease of $3,071,000 or .8% from December 31, 1995 total assets of $357,235,000. Average total assets for the quarter and six months ended June 30, 1996 were $349,844,000 and $350,820,000, respectively and represented increases over $314,609,000 and $307,783,000, respectively, for comparable periods one year earlier.

Net loans at June 30, 1996 were $202,609,000 compared to $191,000,000 at
December 31, 1995, an increase of $11,609,000 or 6.1%. The increase in loan balances is primarily the result of an increase in commercial loans. Commercial loans increased $11,407,000 or 14.3% to $91,086,000 at June 30, 1996 from
$79,679,000 at December 31, 1995. Real estate construction and land development loans also increased to $26,121,000 at June 30, 1996 which represented an increase of $1,269,000 or 5.1% over $24,852,000 at December 31, 1995. Partially offsetting these increases, was a decrease in real estate mortgage loan balances to $82,412,000 at June 30, 1996 compared to $85,788,000 at December 31, 1995 representing a decrease of $3,376,000 or 3.9%.

Securities designated as held-to-maturity at June 30, 1996 were carried at an amortized cost of $89,678,000. The estimated market value of the held-to-maturity portfolio at quarter end was $89,327,000. The held-to-maturity portfolio at June 30, 1996 consists primarily of U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) with maturities within five years. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's intent and ability to hold such securities to maturity. During the six months ended June 30, 1996, the Company made securities purchases of $38,137,000 to replace $28,142,000 of maturities and to more fully employ excess liquidity.

Other earning assets are comprised of Federal funds sold and time deposits at other financial institutions. Federal funds sold balances of $23,918,000 at June 30, 1996 represent a decrease of $22,846,000 from $46,764,000 at December 31, 1995. The decrease in federal funds sold is primarily the result of seasonal runoff in deposit balances and a increase in loan balances. The Company has invested a portion of its excess liquidity in time deposits at other financial institutions. Time deposits in other financial institutions were $2,257,000 at June 30, 1996 compared to $4,492,000 at December 31, 1995, representing a decrease of $2,235,000 or 49.8%. The decrease in time deposits at other institutions is a result of management's decision to redeploy these funds into other short-term investment securities.

Total deposits of $319,269,000 at June 30, 1996 represent a decrease of $6,820,000 or 2.1% from balances of $326,089,000 at December 31, 1995. The decrease is primarily the result of a decrease in savings and interest bearing demand deposits and is attributed to seasonal fluctuation in this deposit category. Savings and interest bearing demand balances of $173,899,000 at June 30, 1996 represent a decrease of $21,230,000 or 10.9% from $195,129,000 at
December 31, 1995. Partially offsetting this decrease were increases in noninterest-bearing demand deposits and time deposits. Noninterest-bearing demand deposits were $76,856,000 at June 30, 1996 compared to $68,541,000 at December 31, 1995, a decrease of $8,315,000 or 12.1%. Time deposits also increased to $68,514,000 at June 30, 1996 from $62,419,000 at December 31, 1995 representing an increase of $6,095,000 or 9.8%.

THREE MONTHS ENDED JUNE 1996 AND 1995

Net income for the three months ended June 30, 1996 was $1,578,000 or $.51 per share compared to $944,000 or $.31 per share for the comparable period in 1995. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

For the quarter ended June 30,

In thousands (except percentages)                        1996                               1995
- ------------------------------------------------------------------------------------------------------------
                                            Avg                     Avg         Avg                  Avg
                                          Balance      Interest    Yield(1)   Balance    Interest   Yield(1)
- ------------------------------------------------------------------------------------------------------------
Assets:
Earning Assets:
   Loans(2)                              $203,972      $ 5,496     10.8%     $173,909      $5,246    12.1%
   Investment Securities                   91,498        1,350      5.9%       71,660       1,016     5.7%
   Other                                   28,743          381      5.3%       38,289         571     6.0%
                                         --------      -------               --------      ------
Total interest earning assets             324,213        7,227      8.9%      283,858       6,833     9.7%
Cash and due from banks                    22,993                              24,188
Other assets net of deferred
   loan fees and allowance
   to loan losses(3)                        2,638                               6,563
                                         --------                            --------
                                         $349,844                            $314,609
                                         ========                            ========
Liabilities & Shareholders'
   Equity:
Interest bearing liabilities:
   Demand deposits                       $ 78,169          447      2.3%     $ 81,695         494     2.4%
   Savings deposits                       102,655        1,055      4.1%      105,272       1,291     4.9%
   Time deposits                           66,505          909      5.5%       50,020         672     5.4%
   Other borrowings                            --          --                     359           9    10.1%
                                         --------      -------               --------      ------
   Total interest bearing
      liabilities                         247,329        2,411      3.9%      237,346       2,466     4.2%
                                                       -------                             ------
Demand deposits                            67,993                              48,957
Other Liabilities                           2,154                               1,307
                                         --------                            --------
Total liabilities                         317,476                             287,610
Shareholders' Equity                       32,368                              26,999
                                         --------                            --------
                                         $349,844                            $314,609
                                         ========                            ========
Net interest income & margin(4)                        $ 4,816      6.0%                   $4,367     6.2%
                                                       =======      ===                    ======     ===

- -----------------------
(1) Annualized

(2) Loan interest income includes fee income of $215,000 and $274,000 for the three month periods ended June 30, 1996 and 1995, respectively.

(3) Includes the average allowance for loan losses of $4,403,000 and $4,443,000, and average deferred loan fees of $535,000 and $515,000 for the three months ended June 30, 1996 and 1995.

(4) Net interest margin is computed by dividing net interest income by total average earning assets.

Net tax equivalent interest income for the three months ended June 30, 1996 was $4,816,000 representing an improvement of $449,000 or 10.3% over $4,367,000 for the comparable period in 1995. As a percentage of average earning assets, net taxable equivalent interest margin for the first three months of 1996 was 6.0% and compares to 6.2% in the same period one year earlier. The increase in net taxable equivalent interest margin is primarily due to an increase in taxable equivalent interest income.

Taxable equivalent interest income recognized in the three months ended June 30, 1996 was $7,227,000 representing an increase of $394,000 or 5.8% over $6,833,000 for the same period of 1995. The increase in taxable equivalent interest income was primarily due to increases in the volume of average earning assets. Earning assets averaged $324,213,000 in the three months ended June 30, 1996 compared to $283,858,000 in the same period in 1995, representing an increase of $40,355,000 or 14.2%. The increase in average earning assets included increases in average net loans and investment securities of $30,063,000 and $19,838,000 or 17.3% and 27.7%, respectively. Partially offsetting the increase in average earning assets was a decrease in the average yield on earned on assets. The average yield on interest earning assets decreased to 8.9% in the second quarter of 1996 from 9.7% for the same period in 1995. In addition, loan fees recognized during the three months ended June 30, 1996 were $215,000 compared to $274,000 one year earlier.

Net interest income in the second quarter of 1996 also benefited from a decrease in the cost of liabilities funding the growth in average earning assets. Interest expense for the three months ended June 30, 1996 was $2,411,000 and represented a decrease of $55,000 or 2.2% from $2,466,000 for the same period in 1995. During the three months ended June 30, 1996, the average rate paid by the Bank on interest-bearing liabilities of 3.9% compared to 4.2% for the same period in 1995. The decrease in interest expense for the first quarter of 1996 reflects the impact of an increase in the volume of average noninterest bearing liabilities as a percentage of total deposits. Average noninterest bearing liabilities were $67,993,000 representing 21.6% of total deposits in the three months ended June 30, 1996 compared to $48,957,000 and 17.1% for the same period in 1995, an increase of $19,036,000 or 38.9%.

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

Real estate construction loans represented 12% of total loans at June 30, 1996, the majority of which are for the construction of single family residential properties. In addition, 40% of the Company's loans were other real estate-secured loans. These loans were primarily loans made to customers that also maintain deposit relationships with the Banks and are secured by first deeds of trust on commercial and residential properties with original loan to value ratios not exceeding 75%. Commercial loans comprised 44% of total loans at June 30, 1996. The Company's loans are not concentrated in any particular industry. The Company's service area is somewhat dependent on the economy of the greater Salinas Valley which has a concentration of agri-business companies, and accordingly, the ability of the Bank's borrower's to repay loans may be affected by the performance of this sector of the economy. At June 30, 1996, the majority of loans were collateralized and carried adjustable rates. Generally, real estate loans were secured by real property, and commercial and other loans were secured by bank deposits and business or personal assets. Repayment is generally expected from the sale of the related property for real estate construction loans, and from the cash flow of the borrower for commercial and other loans.

In the second quarter of 1996, the Company increased its provision for loan losses through a $139,000 charge to earnings to replenish the provision for charge-off activity. The provision compares to $210,000 charged against earnings for the same period in 1995 and reflects improvement in portfolio asset quality and strengthening in the general economy. Loan balances of $153,000, which previously identified and were fully reserved for, were charged-off in the second quarter of 1996 compared to $115,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $30,000 for the quarter ended June 30, 1996 compared to $29,000 for the same period in 1995. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

At June 30, 1996 the allowance for credit losses was $4,410,000 or 2.13% of total loans, compared to $4,446,000 or 2.27% at December 31, 1995.

Management believes that the allowance for loan losses is maintained at an adequate level for known and anticipated future risks inherent in the loan portfolio. However, the Company's loan portfolio particularly the real estate related segments, may be adversely affected if California's economic conditions and Monterey County real estate market were to weaken. In such event, the level of nonperforming loans, the provision for loan losses and the level of the allowance for loan losses could increase.

Other income and expense

Other income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $302,000 for the three months ended June 30, 1996 as compared to $251,000 for the same period of 1995.

Noninterest expense decreased $2,000 to $2,793,000 in the quarter ended June 30, 1996 from $2,795,000 in the same period one year earlier. The decrease in noninterest expenses was comprised of decreases in occupancy, furniture and equipment and other expenses, partially offset by an increase in salary and benefits expense. As a percentage of average earning assets, noninterest expenses, on an annualized basis, decreased to 3.4% in the three months ended June 30, 1996 from 3.9% in the same period of 1995.

Salary and benefits expense was $1,672,000 in the three months ended June 30, 1996 compared to 1,399,000 in the same period one year earlier. The increase in salary and benefits expense of $273,000 included approximately $175,000 of nonrecurring charges for personnel restructuring related to the Company's acquisition of Cypress Coast Bank. The remaining increase is primarily due to increased headcount.

Other noninterest expenses of the Company for the second quarter of 1996 were $796,000 representing a decrease of $220,000 or 21.6% from $1,016,000 for the same period in 1995. The decrease in other noninterest expenses was primarily due to a reduction in premiums paid to the FDIC for deposit insurance of approximately $150,000. In addition, other noninterest expense for the second quarter of 1995 included a nonrecurring charge of approximately $100,000 to revalue an OREO property owned by Bank of Salinas.

SIX MONTHS ENDED JUNE 1996

Net income for the six months ended June 30, 1996 was $3,362,000 or $1.08 per share compared to $1,855,000 or $.60 per share for the comparable period in 1995. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

In thousands (except percentages)                                      1996                                1995
- ----------------------------------------------------------------------------------------------------------------------------------
                                                         Avg                       Avg          Avg                        Avg
                                                       Balance      Interest      Yield(1)     Balance      Interest      Yield(1)
- ----------------------------------------------------------------------------------------------------------------------------------
Assets:
Earning Assets:
   Loans(2)                                            $199,117      $11,085      11.3%       $173,014     $10,120         11.9%
   Investment Securities                                 86,123        2,559       6.0%         71,111       1,943          5.5%
   Other                                                 41,662        1,100       5.4%         33,511         979          5.9%
                                                       --------      -------                  --------     -------
Total interest earning assets                           326,902      $14,744       9.1%        277,636     $13,042          9.5%
                                                       --------                               --------
Cash and due from banks                                  21,658                                 23,246
Other assets net of deferred                                 --                                     --
   loan fees and allowance                                   --                                     --
   from loan losses(3)                                    2,260                                  6,901
                                                       --------                               --------
                                                       $350,820                               $307,783
                                                       ========                               ========
Liabilities & Shareholders'
   Equity:
Interest bearing liabilities:
   Demand deposits                                     $ 75,403      $   859       2.3%       $ 80,067     $   962          2.4%
   Savings                                              112,302        2,313       4.2%         99,493       2,368          4.8%
   Time deposits                                         65,801        1,801       5.6%         50,874       1,288          5.1%
   Other borrowings                                          --           --                       355          10          5.7%
                                                       --------      -------                  --------     -------
   Total interest bearing                                    --                                     --
      liabilities                                       253,506      $  4,973      4.0%        230,789     $ 4,628          4.1%
                                                       --------                               --------
Demand deposits                                          63,703                                 49,025
Other Liabilities                                         1,945                                  1,354
                                                       --------                               --------
Total liabilities                                       319,154                                281,168
Shareholders' Equity                                     31,666                                 26,615
                                                       --------                               --------
                                                       $350,820                               $307,783
                                                       ========                               ========
Net interest income & margin(4)                                      $ 9,771       6.0%                    $ 8,414          6.1%
                                                                     =======       ===                     =======          ===

- ----------------------------
(1) Annualized

(2) Loan interest income includes fee income of $468,000 and $542,000 for the six month periods ended June 30, 1996 and 1995, respectively.

(3) Includes the average allowance for loan losses of $4,413,000 and $4,348,000, and average deferred loan fees of $534,000 and $529,000 for the six months ended June 30, 1996 and 1995.

(4) Net interest margin is computed by dividing net interest income by total average earning assets.

Net tax equivalent interest income for the six months ended June 30, 1996 was $9,771,000 representing an improvement of $1,357,000 or 16.1% over $8,414,000 for the comparable period in 1995. As a percentage of average earning assets, net taxable equivalent interest margin of 6.0% for the first six months of 1996 was virtually unchanged compared to the same period one year earlier. The increase in net taxable equivalent interest margin is primarily due to an increase in taxable equivalent interest income. Taxable interest income for the first six months of 1996 includes approximately $621,000 recognized as a result of collection of foregone interest on two loans that had been on nonaccrual status. Excluding this nonrecurring event, the increase in net taxable equivalent interest income would have been $736,000 or 8.7% with a resulting net interest margin of 5.6% reflecting the impact of lower market rates.


Taxable equivalent interest income recognized in the six months ended June 30, 1996 was $14,744,000 representing an increase of $1,702,000 or 13.1% over $13,042,000 for the same period of 1995. The increase in taxable equivalent interest income was primarily due to increases in the volume of average earning assets. Earning assets averaged $326,902,000 in the six months ended June 30, 1996 compared to $277,636,000 in the same period in 1995, representing an increase of $49,266,000 or 17.7%. The increase in average earning assets included increases in average net loans, investment securities and fed funds sold of $26,103,000, $15,012,000 and $8,151,000 or 15.1, 21.1 and 24.3%,
respectively. In addition, as noted above, taxable interest income for the first six months of 1996 includes approximately $621,000, recognized as a result of collection of foregone interest on two nonaccruing loans. Excluding this nonrecurring event, the increase in taxable equivalent interest income would have been $736,000 or 8.7%. The average yield on interest earning assets decreased to 9.1% in the first six months of 1996 compared to 9.5% for the first six months of 1995. The decrease in the average yield on earning assets in 1996 primarily reflects the impact of lower market rates, specifically the prime rate, compared to a year ago. Loan fees recognized during the six months ended June 30, 1996 were $468,000 compared to $542,000 one year earlier.

Partially offsetting the increase in taxable equivalent interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the six months ended June 30, 1996 was $4,973,000 and represented and increase of $345,000 or 7.5% over $4,628,000 for the same period in 1995. The increase in interest expense for the first six months of 1996 primarily reflects the impact of an increase in the volume of average interest bearing liabilities. Average interest bearing liabilities were $253,506,000 in the six months ended June 30, 1996 compared to $230,789,000 for the same period in 1995, an increase of $22,717,000 or 9.8%. The impact of the increase in average interest bearing liabilities on interest expense was offset slightly by a decrease in the average rate paid on the liabilities. During the six months ended June 30, 1996, the average rate paid by the Company on interest-bearing liabilities of 4.0% compared to 4.1% for the same period in 1995.

Provision for credit losses

In the first half of 1996, the Company increased its provision for loan losses though a charge to earnings of $159,000. The provision compares to $635,000 charged against earnings for the same period in 1995 and reflects improvement in portfolio asset quality and strengthening in the general economy. Loan balances of $241,000, which were previously identified and were fully reserved for, were charged-off in the first six months of 1996 compared to $196,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $46,000 for the six months ended June 30, 1996 compared to $47,000 for the same period in 1995. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

Other income and expense

Other income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $712,000 for the six months ended June 30, 1996 as compared to $565,000 for the same period of 1995.

Noninterest expense decreased $41,000 or .8% to $5,169,000 in the six months ended June 30, 1996 from $5,210,000 in the same period one year earlier. The decrease in noninterest expenses was comprised of decreases in occupancy, furniture and equipment and other expenses, partially offset by an increase in salary and benefits expense. As a percentage of average earning assets, noninterest expenses, on an annualized basis, decreased to 3.2% in the six months ended June 30, 1996 from 3.8% in the same period of 1995.

Salary and benefits expense was $3,158,000 in the six months ended June 30, 1996 compared to $2,767,000 in the same period one year earlier. The increase in salary and benefits expense of $391,000 included approximately $175,000 of nonrecurring charges for personnel restructuring related to the Company's acquisition of Cypress Coast Bank. The remaining increase is primarily due to salary increases and increased headcount to accommodate growth in operations of the subsidiary Banks.

Other noninterest expenses of the Company for the first half of 1996 were $1,338,000 representing a decrease of $376,000 or 21.9% from $1,714,000 for the same period in 1995. The decrease in other noninterest expenses was primarily due to a reduction in premiums paid to the FDIC for deposit insurance of approximately $300,000. In addition, other noninterest expense for the first half of 1995 included a nonrecurring charge of approximately $100,000 to revalue an OREO property owned by Bank of Salinas.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposits levels as well as the credit needs and withdrawal requirements of its customers. Both assets and liabilities contribute to the Company's liquidity position. Assets such as cash and due from Banks, Federal funds sold and investment securities as well as loan repayments, contribute to liquidity. Of greater significance are the diverse sources comprising the Bank's funding base. These include demand deposits, interest bearing transaction accounts and time deposits.

Liquidity is measured by various ratios, the most common being the ratio of cash, deposits with other banks, Federal funds sold and unpledged securities to total deposits. At June 30, 1996 this ratio was 37.1% (41.0% at December 31,
1995). Another key liquidity ratio is gross loans to total deposits. This ratio was 64.8% at June 30, 1996 and 59.9% at December 31, 1995.

Interest rate sensitivity

Interest rate sensitivity is a measure of the exposure to fluctuations in the Company's future earnings caused by fluctuations in interest rates. If assets and liabilities do not reprice simultaneously and in equal amounts, the potential for such exposure exists. It is management's objective to maintain stability in net interest margin through the maintenance of an appropriate mix of interest rate sensitive assets and liabilities. Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the position taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Company also utilizes a monthly "GAP" report which identifies rate sensitivity over the short- and long-term.

The following table sets forth the distribution of repricing opportunities, based on contractual term, of the Bank's earning assets and interest-bearing liabilities at June 30, 1996, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

In thousands
- ------------------------------------------------------------------------------------------------------------------------------
                                                                   Over three
Assets and Liabilities                               Next day      months and      Over one
  which Mature or                                  and within          within    and within              Over
   Reprice                        Immediately    three months        one year    five years        five years            Total
- ------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold                  $ 23,918          $    --         $    --       $    --            $   --         $ 23,918
Purchased CD's                         2,158               99              --            --                --            2,257
Investment securities                  2,004           11,091          24,470        52,113                --           89,678
Loans, excluding
   nonaccrual loans
   and overdrafts                    145,219           36,344          10,057        10,472              4,114         206,206
- ------------------------------------------------------------------------------------------------------------------------------
Total                               $173,299          $47,534         $34,527       $62,585            $ 4,114        $322,059
==============================================================================================================================
Interest bearing
   liabilities:
Interest bearing demand             $ 77,075          $    --         $    --       $    --            $    --        $ 77,075
Savings                               96,824               --              --            --                 --          96,824
Time certificates                         --           23,810          34,422        10,182                100          68,514
- ------------------------------------------------------------------------------------------------------------------------------
Total                               $173,899          $23,810         $34,422       $10,182            $   100        $242,413
==============================================================================================================================
Interest rate
   sensitivity gap                  $   (600)         $23,724         $   105       $52,403            $ 4,014
Cumulative interest
   rate sensitivity gap             $   (600)         $23,124         $23,229       $75,632            $79,646
Ratios:
Interest rate
   sensitivity gap                      1.00             2.00            1.00          6.15              41.14
Cumulative interest
   rate sensitivity gap                 1.00             1.12            1.10          1.31               1.33
- ------------------------------------------------------------------------------------------------------------------------------


It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. Toward that end, the Company prices the majority of its interest-bearing liabilities at variable rates to reprice at approximately the same time as interest-earning assets tied to the Bank's "Peg" or base rate. At June 30, 1996 the Company's balance sheet is slightly asset-sensitive over a one year time horizon. That is, within the next twelve months a greater volume of assets than liabilities will reprice. Given this balance sheet structure, volatile interest rate fluctuations are detrimental to the net interest margin in the instance of rapidly declining interest rates.

CAPITAL RESOURCES

The Company and the subsidiary Banks are subject to capital adequacy guidelines issued by the FRB and the FDIC. For 1996, the Company and the subsidiary Banks are required to maintain capital equal to a least 8% of assets and commitments to extend credit, weighted by risk ("risk-adjusted" assets). Further, capital equal to at least 4% of risk-adjusted assets must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk weighted category; most home mortgage loans are assigned to a 50% risk weighted category requiring a 4% capital allocation; and commercial loans are assigned to a 100% risk weighted category requiring an 8% capital allocation.

In addition, the Company and the subsidiary Banks are required to maintain a 3.5% minimum leverage ratio as a supplement to the risk weighted capital guidelines. The minimum leverage ratio is intended to limit the ability of banking organizations to leverage their equity capital base by increasing assets and liabilities without increasing capital proportionately. The 3% ratio constitutes a minimum ratio for well-run banking organizations. Organizations experiencing or anticipating significant growth or failing to meet such standards will be required to maintain a minimum leverage ratio ranging from 100 to 200 basis points in excess of the 3% ratio.

At June 30, 1996, the Company and its subsidiary Banks were in compliance with the risk-based capital and leverage ratios noted above. The following table sets forth the risk-based capital and leverage ratios of the Company.


Dollars                               June 30, 1996               December 31,1995
in thousands                        Amount       Ratio            Amount     Ratio
- ----------------------------------------------------------------------------------
RISK BASED CAPITAL RATIOS
Tier 1 Capital                     $ 33,338      14.6%          $ 29,784      13.6%
Total Capital                      $ 36,185      15.9%          $ 32,523      14.8%
Total risk adjusted capital        $227,762                     $219,140
- ----------------------------------------------------------------------------------
LEVERAGE RATIOS
Tier 1 Capital to
   average total assets            $ 33,338       9.5%          $ 29,784       8.9%
Quarterly average
   total assets                    $350,820                     $335,203
- ----------------------------------------------------------------------------------


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

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rate of interest, and thus the ability of the subsidiary Banks to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses.

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

         None.

Item 5.  Other information.

         None.

Item 6.  Exhibits and reports on Form 8-K.

         (a)    Exhibits

                (3.1) Articles of Incorporation as amended incorporated by reference from Exhibit 4.8 to the Registration Statement on Form S-8 No. 33-89948 filed with the Commission on March 3, 1995.

                (3.2) Bylaws incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-8 No. 33-89948, filed with the Commission on March 3, 1995.

                (27.1) Financial Data Schedules

         (b)    Reports on Form 8-K.

         The Company filed two reports on Form 8-K during the second quarter of 1996 as follows:

         (1) Report on Form 8-K filed June 7, 1996 reporting a press release dated June 5, 1996 regarding the consummation of the merger of the Registrant and Cypress Coast Bank ("Cypress") whereby Cypress became a wholly-owned subsidiary of Registrant.

         (2) Report on Form 8-K filed June 14, 1996 reporting the plan of acquisition of Cypress Coast Bank by the Registrant pursuant to Item 601 of Regulation S-K.

SIGNATURES
- --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13,  1996                           CENTRAL COAST BANCORP

                                           By /s/ Thomas A. Sa
                                              -----------------
                                           Thomas A. Sa, Senior Vice President
                                           and Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                  Sequential
Number            Description                            Page Number
- -------           -----------                            -----------
27.1              Financial Data Schedule                23