Form 10-Q
period 1996-09-30
CENTRAL COAST BANCORP
filed 1996-11-13
CIK 921085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For  the Quarterly Period Ended      September 30, 1996    .

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For  the Transition Period from ______________ to ________________

                          Commission File No. 0-25418 .

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


                                (408) 422-6642 .
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---      ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 No par value Common Stock - 2,831,697 shares outstanding at November 8, 1996 .

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)



                                                            September 30,         December 31,
                                                                1996                  1995
                                                            ------------          ------------
ASSETS
Cash and due from banks                                     $ 27,898,000          $ 27,914,000
Federal Funds Sold                                            32,200,000            46,764,000
                                                            ------------          ------------
    Total cash and cash equivalents                           60,098,000            74,678,000
                                                            ------------          ------------

Interest-bearing deposits in
   other financial institutions                                1,299,000             4,492,000

Investment securities
   (market value $79,200,000 at September 30, 1996
    and $80,113,000 at December 31, 1995)                     79,436,000            79,643,000

Loan held for sale                                               361,000               540,000
Loans, net                                                   214,584,000           191,000,000
Premises and equipment, net                                    1,217,000             1,333,000
Other assets                                                   5,823,000             5,549,000
                                                            ------------          ------------
TOTAL ASSETS                                                $362,818,000          $357,235,000
                                                            ============          ============

LIABILITIES
Deposits:
   Noninterest bearing                                      $ 81,118,000          $ 68,541,000
   Interest bearing                                          244,772,000           257,548,000
                                                            ------------          ------------
     Total deposits                                          325,890,000           326,089,000
Other liabilities                                              1,965,000             1,230,000
                                                            ------------          ------------
TOTAL LIABILITIES                                            327,855,000           327,319,000

COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY
Preferred stock - no par value
   authorized 1,000,000 shares, no shares issued
Common stock - no par value
   authorized 20,000,000 shares
   issued & outstanding: 2,831,697 shares
   at September 30, 1996 and 2,538,454 shares
       at December 31, 1995                                   30,463,000            25,860,000
Retained earnings                                              4,500,000             4,056,000
                                                            ------------          ------------
SHAREHOLDERS' EQUITY                                          34,963,000            29,916,000
                                                            ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $362,818,000          $357,235,000
                                                            ============          ============



See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)



                                                   Three Months Ended                       Nine Months Ended
                                                      September 30,                           September 30,
                                               1996                1995                 1996                 1995
                                           -----------          -----------          -----------          -----------
INTEREST INCOME
Loans (including fees)                     $ 5,507,000          $ 5,057,000          $16,592,000          $15,177,000
Investment securities                        1,282,000            1,331,000            3,841,000            3,274,000
Other                                          380,000              846,000            1,480,000            1,825,000
                                           -----------          -----------          -----------          -----------
   Total interest income                     7,169,000            7,234,000           21,913,000           20,276,000

INTEREST EXPENSE
Deposits                                     2,436,000            2,687,000            7,409,000            7,305,000
Other                                             --                   --                   --                 10,000
                                           -----------          -----------          -----------          -----------
   Total interest expense                    2,436,000            2,687,000            7,409,000            7,315,000

NET INTEREST INCOME                          4,733,000            4,547,000           14,504,000           12,961,000
PROVISION FOR CREDIT LOSSES                       --                 45,000              159,000              680,000
                                           -----------          -----------          -----------          -----------

NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES               4,733,000            4,502,000           14,345,000           12,281,000

OTHER INCOME                                   406,000              294,000            1,118,000              859,000
                                           -----------          -----------          -----------          -----------

OTHER OPERATING EXPENSE
Salaries and employee benefits               1,405,000            1,523,000            4,563,000            4,290,000
Occupancy                                      183,000              202,000              534,000              595,000
Furniture and equipment                        178,000              162,000              500,000              498,000
Other expenses                                 701,000              690,000            2,039,000            2,404,000
                                           -----------          -----------          -----------          -----------
   Total other operating expenses            2,467,000            2,577,000            7,636,000            7,787,000
                                           -----------          -----------          -----------          -----------

INCOME BEFORE INCOME TAXES                   2,672,000            2,219,000            7,827,000            5,353,000
Provision for income taxes                   1,149,000              953,000            2,942,000            2,232,000
                                           -----------          -----------          -----------          -----------

NET INCOME                                 $ 1,523,000          $ 1,266,000          $ 4,885,000          $ 3,121,000
                                           ===========          ===========          ===========          ===========

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARES                $      0.49          $      0.41          $      1.57          $      1.02
                                           ===========          ===========          ===========          ===========



See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                          Nine Months Ended
                                                                            September 30,
                                                                     1996                   1995
                                                                 ------------           ------------
Increase in cash and equivalents:
OPERATIONS
   Net income                                                    $  4,885,000           $  3,121,000
   Reconciliation to net cash provided by operations
      Provision for credit losses                                     159,000                680,000
      Gain on sale of fixed assets                                     (1,000)                  --
      Depreciation                                                    318,000                312,000
      Amortization and accretion                                      (59,000)               (97,000)
      Increase in other assets                                       (274,000)              (793,000)
      Increase (decrease) in other liabilities                        735,000                434,000
      Net change in deferred loan fees                                171,000                141,000
                                                                 ------------           ------------
Net cash provided by operations                                     5,934,000              3,798,000
                                                                 ------------           ------------
INVESTMENT ACTIVITIES
   Net (increase) decrease in interest-bearing deposits
      in other financial institutions                               3,193,000             (1,998,000)
   Proceeds from maturities of securities                          46,427,000             30,081,000
   Purchase of securities                                         (46,161,000)           (55,219,000)
   Net decrease in loans held for sale                                179,000                667,000
   Net (increase) decrease in loans                               (23,914,000)             7,081,000
   Proceeds from sale of fixed assets                                   1,000                   --
   Capital expenditures                                              (202,000)              (238,000)
                                                                 ------------           ------------
Net cash used for investment activities                           (20,477,000)           (19,626,000)
                                                                 ------------           ------------
FINANCING ACTIVITIES
   Net increase (decrease) in deposit accounts                       (199,000)            35,015,000
   Payment of fractional shares from stock dividend                    (6,000)                  --
   Proceeds from sale of common stock                                 168,000                 31,000
                                                                 ------------           ------------
Net cash provided (used) by financing activities                      (37,000)            35,046,000
                                                                 ------------           ------------
Net increase (decrease) in cash and equivalents                   (14,580,000)            19,218,000
Cash and cash equivalents, beginning of period                     74,678,000             51,572,000
                                                                 ------------           ------------
Cash and cash equivalents, end of period                         $ 60,098,000           $ 70,790,000
                                                                 ============           ============

OTHER CASH FLOW INFORMATION
   Interest paid                                                 $  7,168,000           $  5,096,000
   Income taxes paid                                                2,960,000              2,127,000



See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1996 and December 31, 1995, the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 1996 may not necessarily be indicative of the operating results for the full year.

2. INVESTMENT SECURITIES

The Company is required under Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Investments in Certain Debt and Equity Securities", to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's positive intent and ability to hold such securities to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrealized holding gain or loss in the results of operations. The remaining investment securities are classified as available-for-sale and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Any gains and losses on sales of investments are computed on a specific identification basis.

The carrying value and approximate market value of securities at September 30, 1996 and December 31, 1995 are as follows:



-----------------------------------------------------------------------------------------------------------
                                                   Book           Unrealized       Unrealized        Market
In thousands                                       Value             Gain           Losses            Value
-----------------------------------------------------------------------------------------------------------

SECURITIES HELD TO MATURITY:
September 30, 1996
   U.S. Treasury and
      agency securities                          $76,392          $    89              304          $76,177
   Other                                           3,044               --               21            3,023
-----------------------------------------------------------------------------------------------------------
Total                                             79,436          $    89              325           79,200
===========================================================================================================

SECURITIES HELD TO MATURITY:
December 31, 1995
   U.S. Treasury and
      agency securities                          $79,643          $    494              24           80,113
-----------------------------------------------------------------------------------------------------------
Total                                            $79,643          $    494              24           80,113
===========================================================================================================



3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:


----------------------------------------------------------------------------------------------------
                                          Three months ended                  Nine months ended
                                             September 30,                       September 30,
In thousands                             1996             1995               1996            1995
----------------------------------------------------------------------------------------------------

Beginning balance                     $ 4,410           $ 4,553           $ 4,446           $ 4,067
Provision charged to expense             --                  45               159               680
Loans charged off                         (44)             (142)             (285)             (338)
Recoveries                                 67                17               113                64
----------------------------------------------------------------------------------------------------
Ending balance                        $ 4,433           $ 4,473           $ 4,433           $ 4,473
====================================================================================================



The allowance for credit losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon information currently available to analyze credit loss potential, including (1) the loan portfolio balance in the period;
(2) a comprehensive grading and review of new and existing loans outstanding;
(3) actual previous charge-offs; and, (4) changes in economic conditions.

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

Management believes that the allowance for credit losses at September 30, 1996 is adequate, based on information currently available. However, no prediction of the ultimate level of loan charge-offs in future years can be made with any certainty.

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

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:

--------------------------------------------------------------------------------
                                                   September 30,    December 31,
In thousands                                                1996            1995
--------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Real estate                                             $  23           $  71
   Commercial                                                 16              35
   Installment and other                                       -               -
--------------------------------------------------------------------------------
                                                           $  39           $ 106
--------------------------------------------------------------------------------
Nonaccrual:
   Real estate                                             $ 475           $ 633
   Commercial                                                305             194
   Installment and other                                       1              24
--------------------------------------------------------------------------------
                                                           $ 781           $ 851
--------------------------------------------------------------------------------
Total nonperforming loans                                  $ 820           $ 957
================================================================================
Other real estate owned                                    $ 306           $ 506
================================================================================



4. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $83,609,000 and standby letters of credit of $1,705,000 at September 30, 1996. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1996.

Approximately $17,977,000 of loan commitments outstanding at September 30, 1996 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

5. NET INCOME PER SHARE COMPUTATION

Net income per common and common equivalent share is calculated using weighted average shares and dilutive effect of stock options and warrants outstanding during the period totaling approximately 3,124,000 and 3,111,000 for the three and nine month periods ended September 30, 1996, respectively, and 3,072,000 and 3,071,000 for the three and nine month periods ended September 30, 1995, respectively.

6. STOCK DIVIDEND

On June 17, 1996, the Company declared a ten percent stock dividend for shareholders of record July 8, 1996 to be distributed August 15, 1996. Net income per common and common equivalent share for all periods presented have been adjusted to reflect the stock dividend.

7. ACQUISITION OF CYPRESS COAST BANK

On May 31, 1996, the Company completed its acquisition of Cypress Coast Bank ("Cypress") whereby Cypress became a subsidiary of the Company and continues to operate from its offices in Seaside and Marina. Cypress shareholders have received approximately 323,824 shares of common stock of the Company in a tax-free exchange. At May 31, 1996, Cypress had unaudited total assets of $46.9 million, including $29.8 million in net loans and total unaudited liabilities of $42.7 million, including $42.5 million in deposits. The transaction has been accounted for as a pooling-of-interests.

Included in the consolidated condensed statements of income for the nine months ended September 30, 1996 are the following results of the previously separate companies.



In thousands:

                                                        June 1, 1996
              January 1, 1996 through May 31, 1996         through
              ------------------------------------   September 30, 1996
               Central Coast         Cypress Coast   ------------------
                  Bancorp                 Bank            Combined              Total
Net interest
   income         $  7,390             $   832           $  6,282            $ 14,504

Net income           2,727                 249              1,909               4,885

The following is a reconciliation of the results of operations previously reported by Central Coast Bancorp for the nine months ended September 30, 1995 with the combined amounts currently presented for that period:

                          Central Coast
                             Bancorp                 Cypress Coast
In thousands         (as previously reported)             Bank                  Total
Net interest
  income                    $ 11,489                   $ 1,472               $ 12,961

Net income                     2,790                       331                  3,121

8. BRANCH ACQUISITION

In October, the Bank of Salinas entered into a definitive agreement to purchase certain assets and assume certain liabilities of the Gonzales and Castroville branch offices of Wells Fargo Bank as of the close of business on February 21, 1997. As a result of the transaction the Bank will assume deposit liabilities, receive cash, and acquire tangible assets. This transaction will result in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Organization

Central Coast Bancorp (the "Company") is a California corporation organized in 1994, and is the parent company for Bank of Salinas and Cypress Coast Bank (the "Banks"), state-chartered banks, headquartered in Salinas and Seaside, California, respectively. Other than its investment in the Banks, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the "FRB"), the Company's principal regulator.

The Banks offer a full range of commercial banking services, offering a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in the Salinas Valley and Monterey Peninsula.

Summary of Financial Results

At September 30, 1996, total assets of Central Coast Bancorp were $362,818,000, an increase of $5,583,000 or 1.6% from December 31, 1995 total assets of $357,235,000. Average total assets for the third quarter of 1996 were $354,325,000 and represent an increase of $8,294,000 or 2.4% over $346,031,000 for the same period of 1995. For the nine months ended September 30, 1996 average total assets were $351,988,000 and represented an increase of $31,456,000 or 9.8% over $300,532,000 for the comparable period one year earlier.

Net loans at September 30, 1996 were $214,584,000 compared to $191,000,000 at December 31, 1995, an increase of $23,584,000 or 12.3%. The increase in loan balances is primarily the result of an increase in commercial loans and loans to finance residential construction and land development. Commercial loans increased $13,642,000 or 17.1% to $93,321,000 at September 30, 1996 from
$79,679,000 at December 31, 1995. Real estate construction and land development loans also increased to $30,185,000 at September 30, 1996 which represented an increase of $5,333,000 or 21.5% over $24,852,000 at December 31, 1995. In addition, real estate mortgage loan balances increased to $88,136,000 at September 30, 1996 compared to $85,788,000 at December 31, 1995 representing an increase of $2,348,000 or 2.7%.

Securities designated as held-to-maturity at September 30, 1996 were carried at an amortized cost of $79,436,000. The estimated market value of the held-to-maturity portfolio at quarter end was $79,200,000. The held-to-maturity portfolio at September 30, 1996 consists primarily of U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) with maturities within five years. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's intent and ability to hold such securities to maturity. During the nine months ended September 30, 1996, the Company made securities purchases of $46,161,000 to replace $46,427,000 of maturities.

Other earning assets are comprised of Federal funds sold and time deposits at other financial institutions. Federal funds sold balances of $32,200,000 at September 30, 1996 represent a decrease of $14,564,000 from $46,764,000 at December 31, 1995. The decrease in federal funds sold is primarily the result of an increase in loan balances. In addition, the Company has invested a portion of its excess liquidity in time deposits at other financial institutions. Time deposits in other financial institutions were $1,299,000 at September 30, 1996 compared to $4,492,000 at December 31, 1995, representing a decrease of $3,193,000 or 71.1%. The decrease in time deposits at other institutions is a result of increased loan demand.

Total deposits of $325,890,000 at September 30, 1996 represent a slight decrease of $199,000 or .1% from balances of $326,089,000 at December 31, 1995. The decrease is primarily the result of a decrease in savings and interest bearing demand deposits and is attributed to seasonal fluctuation in this deposit category and disintermediation to time deposits. Savings and interest bearing demand balances of $167,775,000 at September 30, 1996 represent a decrease of $27,354,000 or 14.0% from $195,129,000 at December 31, 1995. Largely offsetting this decrease were increases in noninterest-bearing demand deposits and time deposits. Noninterest-bearing demand deposits were $81,118,000 at September 30, 1996 compared to $68,541,000 at December 31, 1995, an increase of $12,577,000 or 18.3%. Time deposits also increased to $76,997,000 at September 30, 1996 from $62,419,000 at December 31, 1995 representing an increase of $14,578,000 or 23.4%.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net income for the three months ended September 30, 1996 was $1,523,000 or $.49 per share compared to $1,266,000 or $.42 per share for the comparable period in 1995. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:



                                                                    (Unaudited)
                                                         Three months ended September 30,
In thousands (except percentages)                   1996                                  1995
-----------------------------------------------------------------------------------------------------------
                                          Avg                  Avg          Avg                      Avg
                                        Balance   Interest   Yield(1)      Balance      Interest   Yield(1)
-----------------------------------------------------------------------------------------------------------
Assets:
Earning Assets:
   Loans(2)                            $212,651    $5,507      10.4%      $174,605      $5,057      11.5%
   Investment Securities                 86,363     1,282       5.9%        88,315       1,331       6.0%
   Other                                 28,763       380       5.3%        58,568         846       5.8%
                                       --------    ------                  -------      ------

Total interest earning assets           327,777     7,169       8.7%       321,488       7,324       8.9%
Cash and due from banks                  25,324                             24,017
Other assets net of deferred
   loan fees and allowance
   for loan losses(3)                     1,224                                526
                                       --------                           --------
                                       $354,325                           $346,031
                                       ========                           ========

Liabilities & Shareholders'
   Equity:
Interest bearing liabilities:
   Demand deposits                     $ 73,386       410       2.2%      $ 81,339         510       2.5%
   Savings deposits                      96,070     1,002       4.2%       124,137       1,370       4.4%
   Time deposits                         73,832     1,020       5.5%        56,497         807       5.7%
                                        -------    ------                 --------      ------

   Total interest bearing
      liabilities                       243,288     2,436       4.0%       261,973       2,687       4.1%
                                                   ------                               ------

Demand deposits                          74,854                             55,871
Other Liabilities                         2,347                              1,242
                                       --------                            -------
Total liabilities                       320,489                            319,086
Shareholders' Equity                     33,836                             26,945
                                       --------                            -------

                                       $354,325                           $346,031
                                       ========                           ========

Net interest income & margin(4)                      $4,733     5.8%                    $4,547       5.7%
                                                     ======     ===                     ======       ===


------------------

(1) Annualized
(2) Loan interest income includes fee income of $303,000 and $452,000 for the three month periods ended September 30, 1996 and 1995, respectively.
(3) Includes the average allowance for loan losses of $4,462,000 and $4,679,000, and average deferred loan fees of $677,000 and $495,000 for the three months ended September 30, 1996 and 1995.
(4) Net interest margin is computed by dividing net interest income by the total average earning assets.

Net tax equivalent interest income for the three months ended September 30, 1996 was $4,733,000 representing an improvement of $186,000 or 4.1% over $4,547,000 for the comparable period in 1995. As a percentage of average earning assets, net taxable equivalent interest margin for the third quarter of 1996 was 5.8% and compares to 5.7% in the same period one year earlier.

Taxable equivalent interest income recognized in the three months ended September 30, 1996 was $7,169,000 representing a slight decrease of $65,000 or
 .9% from $7,234,000 for the same period of 1995. The decrease in taxable equivalent interest income was primarily due to decreases in the average yield earned on average earning assets. Partially offsetting the impact of lower market rates was an increase in average earning assets and a shift in the composition of average earning assets. Average loans during the third quarter of 1996 were $212,651,000 and represented 65% of earning assets compared to $174,605,000 and 54% of earning assets in the same period one year earlier. Total earning assets averaged $327,777,000 in the three months ended September 30, 1996 compared to $321,488,000 in the same period in 1995, representing an increase of $6,289,000 or 2.0%. The increase in average earning assets was primarily the result of an increase in average loans of $38,046,000 or 21.8%.

Net interest income in the third quarter of 1996 also benefited from a decrease in the cost of liabilities funding the growth in average earning assets. Interest expense for the three months ended September 30, 1996 was $2,436,000 and represented a decrease of $251,000 or 9.3% from $2,687,000 for the same period in 1995. During the three months ended September 30, 1996, the average rate paid by the Bank on interest-bearing liabilities of 4.0% compared to 4.1% for the same period in 1995. The decrease in interest expense for the third quarter of 1996 reflects the impact of an increase in the volume of average noninterest bearing liabilities as a percentage of total deposits. Average noninterest bearing liabilities were $74,854,000 representing 23.5% of total deposits in the three months ended September 30, 1996 compared to $55,871,000 and 17.6% for the same period in 1995, an increase of $18,983,000 or 34.0%.

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

Real estate construction and land development loans represented 14% of total loans at September 30, 1996, the majority of which are for the construction of single family residential properties. In addition, 40% of the Company's loans were other real estate-secured loans. These loans were primarily loans made to customers that also maintain deposit relationships with the Banks and are secured by first deeds of trust on commercial and residential properties with original loan to value ratios not exceeding 75%. Commercial loans comprised 43% of total loans at September 30, 1996. The Company's loans are not concentrated in any particular industry. The Company's service area is somewhat dependent on the economy of the greater Salinas Valley which has a concentration of agri-business companies, and accordingly, the ability of the Bank's borrower's to repay loans may be affected by the performance of this sector of the economy. At September 30, 1996, the majority of loans were collateralized and carried adjustable rates. Generally, real estate loans were secured by real property, and commercial and other loans were secured by bank deposits and business or personal assets. Repayment is generally expected from the sale of the related property for real estate construction loans, and from the cash flow of the borrower for commercial and other loans.

In the third quarter of 1996, the Company did not increase its provision for loan losses through a charge to earnings. This compares to $45,000 charged against earnings for the same period in 1995 and reflects improvement in portfolio asset quality and strengthening in the general economy. Loan balances of $43,000, which were previously identified and were fully reserved for, were charged-off in the third quarter of 1996 compared to $141,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $66,000 for the quarter ended September 30, 1996 compared to $15,000 for the same period in 1995. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

At September 30, 1996 the allowance for credit losses was $4,433,000 or 2.02% of total loans, compared to $4,446,000 or 2.27% at December 31, 1995.

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

Other income and expense

Other income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $406,000 for the three months ended September 30, 1996 as compared to $294,000 for the same period of 1995. The increase in other income of $112,000 or 38.1% is primarily due to a gain of approximately $88,000 recorded on the sale of a bank OREO property during the third quarter of 1996.

Noninterest expense decreased $110,000 to $2,467,000 in the quarter ended September 30, 1996 from $2,577,000 in the same period one year earlier. The decrease in noninterest expenses was comprised of decreases in salary and benefits and occupancy expenses, partially offset by increases in equipment and other expenses. As a percentage of average earning assets, noninterest expenses, on an annualized basis, decreased to 3.0% in the three months ended September 30, 1996 from 3.2% in the same period of 1995.

Salary and benefits expense is the most significant noninterest expense of the Company. Salary and benefits expense was $1,405,000 in the three months ended September 30, 1996 compared to $1,523,000 in the same period one year earlier representing a decrease of $118,000 or 7.7%.

Other noninterest expenses of the Company for the third quarter of 1996 were $701,000 representing a slight increase of $11,000 or 1.6% over $690,000 for the same period in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996

Net income for the nine months ended September 30, 1996 was $4,885,000 or $1.57 per share compared to $3,121,000 or $1.02 per share for the comparable period in 1995. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                                                    (Unaudited)
                                                          Nine months ended September 30,
In thousands (except percentages)                   1996                                  1995
-----------------------------------------------------------------------------------------------------------
                                          Avg                  Avg          Avg                      Avg
                                        Balance   Interest   Yield(1)      Balance      Interest   Yield(1)
-----------------------------------------------------------------------------------------------------------
Assets:
Earning Assets:
   Loans(2)                           $203,628    $16,592    10.9%       $173,544      $15,177     11.7%
   Investment Securities                86,203      3,841     6.0%         76,846        3,274      5.7%
   Other                                37,362      1,480     5.3%         41,863        1,825      5.9%
                                      --------    -------                --------      -------

Total interest earning assets          327,193     21,913     9.0%        292,253       20,276      9.3%
Cash and due from banks                 22,880                             23,503
Other assets net of deferred                 -                                  -
   loan fees and allowance                   -                                  -
   for loan losses(3)                    1,915                              4,766
                                      --------                           --------
                                      $351,988                           $320,522
                                      ========                           ========
Liabilities & Shareholders'
   Equity:
Interest bearing liabilities:
   Demand deposits                    $ 74,731    $ 1,268     2.3%       $ 80,491      $ 1,472      2.5%
   Savings                             106,891      3,321     4.2%        107,708        3,738      4.7%
   Time deposits                        68,478      2,820     5.5%         52,748        2,095      5.3%
   Other borrowings                       -          -                        237           10      5.7%
                                      --------    -------                --------      -------
   Total interest bearing                                                       -
      liabilities                      250,100      7,409     4.0%        241,184        7,315      4.0%
                                                  -------                              -------
Demand deposits                         67,420                             51,307
Other Liabilities                        2,079                              1,316
                                      --------                           --------
Total liabilities                      319,599                            293,807
Shareholders' Equity                    32,389                             26,725
                                      --------                           --------
                                      $351,988                           $320,532
                                      =========                          ========
Net interest income & margin(4)                   $14,504     5.9%                     $12,961      5.9%
                                                  =======     ===                      =======      ===

------------------
(1) Annualized
(2) Loan interest income includes fee income of $771,000 and $994,000 for the nine month periods ended September 30, 1996 and 1995, respectively.
(3) Includes the average allowance for loan losses of $4,423,000 and $4,502,000, and average deferred loan fees of $582,000 and $518,000 for the nine months ended September 30, 1996 and 1995.
(4) Net interest margin is computed by dividing net interest income by the total average earning assets.

Net tax equivalent interest income for the nine months ended September 30, 1996 was $14,504,000 representing an improvement of $1,543,000 or 11.9% over $12,961,000 for the comparable period in 1995. As a percentage of average earning assets, net taxable equivalent interest margin of 5.9% for the first nine months of 1996 was virtually unchanged compared to the same period one year earlier. The increase in net taxable equivalent interest margin is primarily due to an increase in taxable equivalent interest income. Taxable interest income for the first nine months of 1996 includes approximately $621,000 recognized as a result of collection of foregone interest on two loans that had been on nonaccrual status. Excluding this nonrecurring event, the increase in net taxable equivalent interest income would have been $922,000 or 7.1% with a resulting net interest margin of 5.7% reflecting the impact of lower market rates.

Taxable equivalent interest income recognized in the nine months ended September 30, 1996 was $21,913,000 representing an increase of $1,637,000 or 8.1% over $20,276,000 for the same period of 1995. The increase in taxable equivalent interest income was primarily due to increases in the volume of average earning assets. Earning assets averaged $327,193,000 in the nine months ended September 30, 1996 compared to $292,253,000 in the same period in 1995, representing an increase of $34,940,000 or 12.0%. The increase in average earning assets included increases in average net loans and investment securities of $30,084,000 and $9,357,000 or 17.3% and 12.2%, respectively. In addition, as noted above, taxable equivalent interest income for the first nine months of 1996 includes approximately $621,000, recognized as a result of collection of foregone interest on two nonaccruing loans. Excluding this nonrecurring event, the increase in taxable equivalent interest income would have been $1,016,000 or 5.0%. The average yield on interest earning assets decreased to 9.0% in the first nine months of 1996 compared to 9.3% for the first nine months of 1995. The decrease in the average yield on earning assets in 1996 primarily reflects the impact of lower market rates, specifically the prime rate, compared to a year ago. Loan fees recognized during the nine months ended September 30, 1996 were $771,000 compared to $994,000 one year earlier.

Partially offsetting the increase in taxable equivalent interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the nine months ended September 30, 1996 was $7,409,000 and represented an increase of $94,000 or 1.3% over $7,315,000 for the same period in 1995. The increase in interest expense for the first nine months of 1996 primarily reflects the impact of an increase in the volume of average interest bearing liabilities. Average interest bearing liabilities were $250,100,000 in the nine months ended September 30, 1996 compared to $241,184,000 for the same period in 1995, an increase of $8,916,000 or 3.7%. The impact of the increase in average interest bearing liabilities on interest expense was offset slightly by a decrease in the average rate paid on the liabilities. During the nine months ended September 30, 1996, the average rate paid by the Company on interest-bearing liabilities of 4.0% compared to 4.0% for the same period in 1995.

Provision for credit losses

In the first nine months of 1996, the Company increased its allowance for credit losses through a charge to earnings of $159,000. The provision compares to $680,000 charged against earnings for the same period in 1995 and reflects improvement in portfolio asset quality and strengthening in the general economy. Loan balances of $285,000, which were previously identified and were fully reserved for, were charged-off in the first nine months of 1996 compared to $338,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $113,000 for the nine months ended September 30, 1996 compared to $63,000 for the same period in 1995. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

Other income and expense

Other income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $1,118,000 for the nine months ended September 30, 1996 as compared to $859,000 for the same period of 1995.

Noninterest expense decreased $151,000 or 1.9% to $7,636,000 in the nine months ended September 30, 1996 from $7,787,000 in the same period one year earlier. The decrease in noninterest expenses was comprised of decreases in occupancy and other expenses, partially offset by an increase in salary and benefits expense. As a percentage of average earning assets, noninterest expenses, on an annualized basis, decreased to 3.1% in the nine months ended September 30, 1996 from 3.6% in the same period of 1995.

Salary and benefits expense was $4,563,000 in the nine months ended September 30, 1996 compared to $4,290,000 in the same period one year earlier. The increase in salary and benefits expense of $273,000 included approximately $175,000 of nonrecurring charges for personnel restructuring related to the Company's acquisition of Cypress Coast Bank. The remaining increase is primarily due salary increases and to increased headcount to accommodate growth in operations of the subsidiary Banks.

Other noninterest expenses of the Company for the first nine months of 1996 were $2,039,000 representing a decrease of $365,000 or 15.2% from $2,404,000 for the same period in 1995. The decrease in other noninterest expenses was primarily due to a reduction in premiums paid to the FDIC for deposit insurance of approximately $300,000. In addition, other noninterest expense for the first half of 1995 included a nonrecurring charge of approximately $100,000 to revalue an OREO property owned by Bank of Salinas.

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

Liquidity is measured by various ratios, the most common being the ratio of cash, deposits with other banks, Federal funds sold and unpledged securities to total deposits. At September 30, 1996 this ratio was 33.3% (41.0% at December 31, 1995). Another key liquidity ratio is gross loans to total deposits. This ratio was 67.3% at September 30, 1996 and 59.9% at December 31, 1995.

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

The following table sets forth the distribution of repricing opportunities, based on contractual term, of the Bank's earning assets and interest-bearing liabilities at September 30, 1996, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

In thousands
---------------------------------------------------------------------------------------------------------------------------------
                                                                       Over three
Assets and Liabilities                                   Next day      months and        Over one
  which Mature or                                       and within       within         and within        Over
   Reprice                            Immediately      three months     one year        five years     five years          Total
---------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold                      $ 32,200        $   --          $   --           $   --          $   --          $ 32,200
Purchased CD's                              --               300             999             --              --             1,299
Investment securities                          4          10,486          26,421           42,525            --            79,436
Loans, excluding
   nonaccrual loans
   and overdrafts                        154,203          34,989           8,985           13,624           6,967         218,768
---------------------------------------------------------------------------------------------------------------------------------
Total                                   $186,407        $ 45,775        $ 36,405         $ 56,149        $  6,967        $331,703
=================================================================================================================================
Interest bearing
   liabilities:
Interest bearing demand                 $ 75,061        $   --          $   --           $   --          $   --          $ 75,061
Savings                                   92,714            --              --               --              --            92,714
Time certificates                           --            18,602          42,720           15,653              22          76,997
---------------------------------------------------------------------------------------------------------------------------------
Total                                   $167,775        $ 18,602        $ 42,720         $ 15,653        $     22        $244,772
=================================================================================================================================
Interest rate
   sensitivity gap                      $ 18,632        $ 27,173        $ (6,315)        $ 40,496        $  6,945
Cumulative interest
   rate sensitivity gap                 $ 18,632        $ 45,805        $ 39,490         $ 79,986        $ 86,931
Ratios:
Interest rate
   sensitivity gap                          1.11            2.46             0.85            3.59          316.68
Cumulative interest
   rate sensitivity gap                     1.11            1.25             1.17            1.33            1.36
---------------------------------------------------------------------------------------------------------------------------------



It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. Toward that end, the Company prices the majority of its interest-bearing liabilities at variable rates to reprice at approximately the same time as interest-earning assets tied to the Bank's "Peg" or base rate. At September 30, 1996 the Company's balance sheet is slightly asset-sensitive over a one year time horizon. That is, within the next twelve months a greater volume of assets than liabilities will reprice. Given this balance sheet structure, volatile interest rate fluctuations are detrimental to the net interest margin in the instance of rapidly declining interest rates.

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

At September 30, 1996, the Company and its subsidiary Banks were in compliance with the risk-based capital and leverage ratios noted above. The following table sets forth the risk-based capital and leverage ratios of the Company.



Dollars                                       September 30, 1996            December 31,1995
in thousands                                Amount          Ratio          Amount        Ratio
----------------------------------------------------------------------------------------------
RISK BASED CAPITAL RATIOS
Tier 1 Capital                              $ 34,877         14.7%        $  29,784      13.6%
Total Capital                               $ 37,860         16.0%        $  32,523      14.8%
Total risk adjusted assets                  $237,205                      $ 219,140
----------------------------------------------------------------------------------------------
LEVERAGE RATIOS
Tier 1 Capital to
   average total assets                     $ 34,877         10.0%        $  29,784       8.9%
Quarterly average
   total assets                             $349,955                      $ 335,203
----------------------------------------------------------------------------------------------



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

         THE ANNUAL MEETING OF THE SHAREHOLDERS WAS HELD ON SEPTEMBER 23, 1996.

         PROPOSAL NO. 1:  ELECTION OF DIRECTORS

                                   Number of Affirmative Votes         Number of Votes Withheld
                                   ---------------------------         ------------------------
         Andrew E. Ausonio                  1,488,033                           28,458
         C. Edward Boutonnet                1,506,706                            9,785
         Bradford Crandall                  1,506,659                            9,832
         Roger G. Emanuel                   1,506,659                            9,832
         Alfred P. Glover                   1,507,538                            8,953
         Richard C. Green                   1,506,681                            9,810
         Duncan L. McCarter                 1,506,681                            9,810
         Robert M. Mraule, D.D.S.,M.D.      1,506,681                            9,810
         Louis A. Souza                     1,506,578                            9,913
         Nick Ventimiglia                   1,506,659                            9,832

                                    Number of                 Number of                 Number of Shares
                                    Votes Cast For            Votes Cast Against        Indicated As Abstentions
                                    --------------            ------------------        ------------------------

         PROPOSAL NO. 2:  APPROVAL OF AMENDED
             AND RESTATED 1994 STOCK OPTION PLAN
                                       988,476                         43,786                    20,317

         PROPOSAL NO. 3:  APPROVAL OF
             INDEMNIFICATION AGREEMENTS
                                     1,206,692                         22,852                    35,136

         PROPOSAL NO. 4:  APPROVAL OF DELOITTE & TOUCHE
             AS INDEPENDENT PUBLIC ACCOUNTANTS FOR THE
             1996 FISCAL YEAR
                                       1,501,213                        2,125                    13,151

         TOTAL NUMBER OF SHARES FOR WHICH PROXIES HAVE BEEN RECEIVED:  1,516,491

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

                  (27.1) Financial Data Schedules

                  (b)      Reports on Form 8-K       -        None

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 8,  1996                           CENTRAL COAST BANCORP


                                            By  \s\ Thomas A. Sa
                                                --------------------------------
                                                Senior Vice President
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                              Sequential
Number                              Description                      Page Number
-------                             -----------                      -----------

27.1                                Financial Data Schedule          29