Form 10-K
period 1996-12-31
CENTRAL COAST BANCORP
filed 1997-03-31
CIK 921085

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Year ended        DECEMBER 31, 1996
                           ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                        COMMISSION FILE NUMBER  0-25418

                             CENTRAL COAST BANCORP
                        -------------------------------
             (Exact name of registrant as specified in its charter)

      STATE OF CALIFORNIA                                77-0367061
--------------------------------               --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


301 Main Street, Salinas, California                       93901
------------------------------------                      -------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code   (408) 422-6642
                                                  ---------------------

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class               Name of each exchange on which registered
-------------------               -----------------------------------------
   Common Stock                                 None
  (no par value)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 1997 was $65,163,000. As of February 28, 1997, the registrant had 2,864,298 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K:
Part III, Items 10 through 13 from registrant's definitive proxy statement for the 1997 annual meeting of shareholders.

                                     PART I

ITEM 1.  BUSINESS

         GENERAL DEVELOPMENT OF BUSINESS.

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7
- "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Banks.

         Central Coast Bancorp (the "Company") is a California corporation organized in 1994 to act as the bank holding company of Bank of Salinas, a state-chartered bank (the "Bank"), which has served individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in and adjacent to Salinas, California since February 1, 1983.

         On May 31, 1996, the Company aquired Cypress Coast Bank ("Cypress"), whereby Cypress became a subsidiary of the Company and continues to operate from its branches in Seaside and Marina, California. Under the terms of the Agreement the shareholders of Cypress received 534,310 shares of common stock of the Company in a tax-free exchange. At May 31, 1996, Cypress had unaudited total assets of $46.9 million, including $29.8 million in loans and total unaudited liabilities of $42.7 million, including $42.5 million in deposits. The transaction has been accounted for as a pooling-of-interests. Subsequent to the pooling, the name of Cypress Coast Bank was changed to Cypress Bank.

         Cypress Bank is a state chartered bank engaged in the general commercial banking business primarily serving businesses, professionals and wage earners in the Seaside, Marina and adjoining communities.

           Other than holding the shares of the subsidiary Banks, the Company conducts no significant activities. Although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

         The Banks operate through their headquarter offices located in Salinas and Seaside, California and through their branch offices located in King City and Marina, California. The Banks offer a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including residential mortgage), Small Business Administration, personal, home improvement, automobile and other installment and term loans. They also offer travelers' checks, safe deposit boxes, notary public, customer courier and other customary bank services. The Bank of Salinas King City and Salinas Offices and the Cypress Bank Seaside and Marina Offices are open from 9:00 a.m. to 5:00 p.m., Monday through Thursday, and 9:00 a.m. to 6:00 p.m. on Friday. The Bank of Salinas also operates a limited service facility in a retirement home located in Salinas, California. The facility is open from 10:00 a.m. to 12:00 p.m. on Wednesday of each week. The Banks have automated teller machines (ATMs) located at the King City, Marina and Seaside offices, the Monterey County Fairgrounds, the Soledad Correctional Training Facility Credit Union, Salinas Valley Memorial Hospital and Fort Hunter Liggett which is located in Jolon, California. The Banks are insured under the Federal Deposit Insurance Act and each depositor's account is insured up to the legal limits thereon. The Banks are chartered (licensed) by the California State Superintendent of Banks ("Superintendent") and have chosen not to become a member of the Federal Reserve System. The Banks have no subsidiaries.

         In October 1996, the Bank of Salinas entered into a definitive agreement to purchase certain assets and assume certain liabilities of the Gonzales and Castroville branch offices of Wells Fargo Bank outstanding as of the close of business on February 21, 1997. As a result of the transaction the Bank will assume deposit liabilities, receive cash, and acquire tangible assets. This transaction will result in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

         The Banks also currently offer personal and business Visa credit cards. The Banks have arranged with a correspondent institution to offer trust services to the Banks' customers on request. The Banks operate an on-site computer system which provides independent processing of the Banks' deposits, loans and financial accounting.

         The three areas in which the Banks have directed virtually all of their lending activities are: (i) commercial loans; (ii) consumer loans; and
(iii) real estate loans (including residential construction and mortgage loans). As of December 31, 1996, these three categories accounted for approximately 46 percent, 4 percent and 50 percent, respectively, of the Banks' loan portfolio.

         The Banks' deposits are attracted primarily from individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises. The

Banks' deposits are not received from a single depositor or group of affiliated depositors the loss of any one of which would have a materially adverse effect on the business of the Banks, nor is a material portion of the Banks' deposits concentrated within a single industry or group of related industries.

         As of December 31, 1996, the Banks served a total of 32 municipality and governmental agency depositors totaling $28,412,000 in deposits. In connection with the deposits of municipalities or other governmental agencies or entities, the Banks are generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC").

         As of December 31, 1996, the Banks had total deposits of $338,663,000. Of this total, $90,149,000 represented noninterest-bearing demand deposits, $76,392,000 represented interest-bearing demand deposits, and $172,122,000 represented interest-bearing savings and time deposits.

         The principal sources of the Banks' revenues are: (i) interest and fees on loans; (ii) interest on Federal Funds sold (funds loaned on a short-term basis to other banks) and short-term certificates of deposit at other financial institutions; and (iii) interest on investments (principally government securities). For the fiscal year ended December 31, 1996 these sources comprised 76 percent, 17 percent, and 7 percent, respectively, of the Banks' total interest income.

         SUPERVISION AND REGULATION

         The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Banks' common stock, however, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

         The Banks are licensed by the California State Superintendent of Banks ("Superintendent"), their deposits are insured by the FDIC, and they have chosen not to become members of the Federal Reserve System. The Banks have no subsidiaries. Consequently, the Banks are subject to the supervision of, and are regularly examined by, the Superintendent and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Banks' business and condition, including their capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Banks are required to file reports with the Superintendent, the FDIC and the Board of

Governors and provide such additional information as the Superintendent, FDIC and the Board of Governors may require.

         Effective July 1, 1997, all functions of the Superintendent will be transferred to the Commissioner of Financial Institutions (the "Commissioner"), a post newly created by the California legislature in 1996. The Commissioner will be responsible to regulate and supervise, in addition to all California state banks, California state savings and loan institutions previously supervised by the California Savings and Loan Commissioner, and California state credit unions and industrial loan companies previously supervised by the California Commissioner of Corporations.

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed below.

         The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" of the Banks within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Banks to affiliates, and (b) on investments by the Banks in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         In addition, regulations of the Board of Governors promulgated under the Federal Reserve Act require that reserves be maintained by the Banks in conjunction with any liability of the Company under any obligation (promissory note, acknowledgement of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to the Banks for use in its banking business, or to maintain the availability of such funds.

         The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Banks are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

         Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio. For example, most home mortgage loans are placed in a 50% risk category and therefore require maintenance of capital equal to 4% of such loans, while commercial loans are placed in a 100% risk category and therefore require maintenance of capital equal to 8% of such loans.

         The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock. However, no more than 25% of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Banks is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses.

         The Board of Governors and the FDIC also adopted minimum leverage ratios for banking organizations as a supplement to the risk-weighted capital guidelines. The leverage ratio is generally calculated using Tier 1 capital (as defined under risk-based capital guidelines) divided by quarterly average net total assets (excluding intangible assets and certain other adjustments). The leverage ratio establishes a limit on the ability of banking organizations, including the Company and the Banks, to increase assets and liabilities without increasing capital proportionately.

         The Board of Governors emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite rating of 1 under the regulatory rating system for banks and 1 under the regulatory rating system for bank holding companies. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain minimum capital ranging generally from 100 to 200 basis points in excess of the leverage ratio. The FDIC adopted a substantially similar leverage ratio for state non-member banks which established (i) a 3 percent Tier 1 minimum capital leverage ratio for highly-rated banks (those with a composite regulatory rating of 1 and not experiencing or anticipating significant growth); and (ii) a 4 percent Tier 1 minimum capital leverage ratio for all other banks, as a supplement to the risk-based capital guidelines.

         At December 31, 1996, the Banks and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 7 below for a listing of the Company's risk-based capital ratios at December 31, 1996 and 1995.

         The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Banks. The payment of cash dividends and/or management fees by the Banks is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC.
See Item 5 below for further information regarding the payment of cash dividends by the Company and the Banks.

         COMPETITION

         At December 31, 1996, there were 36 branches of commercial and savings banks in the cities of Salinas, King City, Marina, Seaside and the Monterey Peninsula. Additionally, the Banks compete with savings and loan associations and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Banks are not authorized or prepared to offer currently. The Banks have made arrangements with their correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Banks' legal lending limits, the Banks have offered, and intend to offer in the future, such loans on a participating basis with their correspondent banks and with other independent banks, retaining the portion of such loans which is within their lending limits. As of December 31, 1996, the Banks' aggregate legal lending limits to a single borrower and such borrower's related parties were $5,329,000 on an unsecured basis and $8,882,000 on a fully secured basis based on regulatory capital of $35,529,000.

         Each Bank's business is concentrated in its service area, which primarily encompass Monterey County, including the Salinas Valley area and to a lesser extent, the contiguous areas of San Benito County, Southern Santa Cruz County, and Santa Clara County. The economy of the Bank of Salinas's service area is primarily dependent upon the agricultural industry. Consequently, the Bank competes with other financial institutions for deposits from and loans to individuals and companies who are also dependent upon the agricultural industry. The economy of Cypress Bank's service area is primarily dependent on the tourist supported small business industry. Cypress Bank competes with other financial institutions located in their own communities and in surrounding communities.

         Based upon data as of the most recent practicable date (June 30, 1996), there were 51 operating commercial and savings bank branches in Monterey County with total deposits of $2,196,237,000. The Banks held a total of $338,663,000 in deposits, representing approximately 15.4% of total commercial and savings banks deposits in Monterey County as of June 30, 1996. Of the Banks' competitors, three are independent banks headquartered in Monterey County. The Banks also compete with savings and loans associations in Monterey County.

         In order to compete with the major financial institutions in their primary service areas, the Banks use to the fullest extent possible the flexibility which is accorded by their independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Banks' officers, directors and employees. The Banks also seek to provide special services and programs for individuals in their primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed the Banks' lending limits, the Banks seek to arrange for such loans on a participation basis with other financial institutions. The Banks also assist those customers requiring services not offered by the Banks to obtain such services from correspondent banks.

         Banking is a business which depends on interest rate differentials.
In general, the difference between the interest rate paid by the Banks to obtain their deposits and their other borrowings and the interest rate received by the Banks on loans extended to their customers and on securities held in the Banks' portfolio comprise the major portion of the Banks' earnings.

         Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.





__________________________________

  "Data Book Summary of Deposits in all FDIC Insured Commercial and Savings Banks", June 30, 1996.

         The interest rate differentials of the Banks, and therefore their earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. This agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Banks are not predictable.

         On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA substantially revises banking regulations, certain aspects of the Federal Deposit Insurance Act and establishes a framework for determination of capital adequacy of financial institutions, among other matters. Under the FDICIA, financial institutions are placed into five capital adequacy categories as follows: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The FDICIA authorized the Board of Governors, the Comptroller and FDIC to establish limits below which financial institutions will be deemed critically undercapitalized, provided that such limits can not be less than two percent (2%) of the ratio of tangible equity to total assets or sixty-five percent (65%) of the minimum leverage ratio established by regulation. Financial institutions classified as undercapitalized or below are subject to limitations including restrictions related to (i) growth of assets,
(ii) payment of interest on subordinated indebtedness, (iii) capital distributions, and (iv) payment of management fees to a parent holding company.

         The FDICIA requires the Board of Governors and FDIC to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to augment capital such as through sale of voting stock, reduction in total assets, and restrictions related to correspondent bank deposits. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

         In 1995 the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these reduced assessment rates through the first semiannual assessment period of 1997. Based upon the above risk-based assessment rate schedule, the Banks' current capital ratios, the Banks' current levels of deposits, and assuming no further change in the assessment rate applicable to the Banks during 1997, the Bank estimates that its annual noninterest expense attributed to assessments will increase during 1997 by approximately $ 45,000.

         The Board of Governors and FDIC adopted regulations effective December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

         The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

         Any financial institution which is classified as "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without the prior approval of the FDIC and the FDIC must prohibit a critically undercapitalized institution from taking certain other actions without its prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution's normal market areas.

         The capital ratio requirements for the "adequately capitalized" category generally are the same as the existing minimum risk-based capital ratios applicable to the Company and the Banks. It is not possible to predict what effect the prompt corrective action regulation will have upon the Company and the Banks or the banking industry taken as a whole in the foreseeable future.

         Under the FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under the FDICIA.

         The federal banking agencies during 1996 issued a joint agency policy statement regarding the management of interest-rate risk exposure (interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition) with the goal of ensuring that institutions with high levels of interest-rate risk have sufficient capital to cover their exposures. This policy statement reflected the agencies' decision at that time not to promulgate a standardized measure and explicit capital charge for interest rate risk, in the expectation that industry techniques for measurement of such risk will evolve.

         However, the Federal Financial Institution Examination Counsel ("FFIEC") on December 13, 1996, approved an updated Uniform Financial Institutions Rating System ("UFIRS"). In addition to the five components traditionally included in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The rating system henceforth will be identified as the "CAMELS" system.

         The federal financial institution agencies have established safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

         The Board of Governors issued final amendments to its risk-based capital guidelines to be effective December 31, 1994, requiring that net unrealized holding gains and losses on securities available for sale determined in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are not to be included in the Tier 1 capital component consisting of common stockholders' equity. Net unrealized losses on marketable equity securities (equity securities with a readily determinable fair value), however, will continue to be deducted from Tier 1 capital. This rule has the general effect of valuing available for sale securities at amortized cost (based on historical cost) rather than at fair value (generally at market value) for purposes of calculating the risk-based and leverage capital ratios.

         On December 13, 1994, the Board of Governors issued amendments to its risk-based capital guidelines regarding concentration of credit risk and risks of non-traditional activities, which were effective January 17, 1995. As amended, the risk-based capital guidelines identify concentrations of credit risk and evaluate an institution's ability to manage such risks and the risk posed by non-traditional activities as important factors in assessing an institution's overall capital adequacy.

         Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Some increase in merger and acquisition activity among California and out-of-state banking organizations has occurred as a result of this law, as well as increased competition for loans and deposits.

         Since October 2, 1995, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

         Community Reinvestment Act ("CRA") regulations effective as of July 1, 1995 evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings.

         The Banks have a current rating of "satisfactory" or better for CRA compliance, and are scheduled for further examination for CRA compliance.

         The United States Congress has periodically considered legislation which could result in further deregulation of banks and other financial institutions. Such legislation could result in further relaxation or elimination of geographic restrictions on banks and bank holding companies and increase the level of direct competition with other financial institutions, including mutual funds, securities brokerage firms, investment banking firms and other entities. The effect of such legislation on the Company and the Banks cannot be determined at this time.

ITEM 2.  PROPERTIES

         The headquarters office and centralized operations of the Company are located at 301 Main Street, Salinas, California.

         Bank of Salinas is headquartered at 301 Main Street, Salinas, California, with branch offices located at 301 Main Street, Salinas, California and 532 Broadway, King City, California.

         Cypress Bank is headquartered at 1676 Fremont Boulevard in Seaside, California, with branch offices located at 228 Reservation Road, Marina, California and 1658 Fremont Boulevard, Seaside, California. The Marina office is leased from a joint venture that includes affiliates of Cypress Bank. In addition to the monthly rental expense, the Bank paid to the joint venture $18,000 for a security deposit and $12,000 for the January 1994 and last three months rent.

         The headquarters and branch office locations of the Company and subsidiary Banks are operated under facilities leases which expire in June 1997 through December 1999, with options to extend for two to fifteen years. These include facilities leased from a shareholder and from directors at terms and conditions which management believes are consistent with the market. Rental rates are adjusted annually for changes in certain economic indices. The annual minimum lease commitments are set forth in Footnote 7 of Item 8 - "Financial Statements and Supplementary Data" included in this report and
incorporated herein by reference.   The forgoing description of the Lease
Agreements is qualified by reference to Exhibits listed in Part IV of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material proceedings adverse to the Company or the Banks to which any director, officer, affiliate of the Company or 5% shareholder of the Company or the Banks, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Banks are a party, and none of the above persons has a material interest adverse to the Company or the Banks.

         Neither the Company nor the Banks are a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)  Market Information

         There is limited trading in and no established public trading market for the Company's common stock. The Company's common stock is not listed on any exchange nor is it quoted by The Nasdaq Stock Market. Hoefer & Arnett, Incorporated and Ryan Becker are registered as market makers in the Company's stock. Dean Witter Reynolds, Smith Barney and Paine Webber also facilitate trades in the Company's common stock. Based on information provided to the Company from Dean Witter Reynolds and Smith Barney, the range of high and low bids for the common stock for the two most recent fiscal years, restated to reflect all stock dividends distributed by the Company and the 3-for-2 stock split declared in February, 1997, are presented below.

          Calendar Year                                            Low             High
          --------------                                          -----           ------
          1996
            First Quarter . . . . . . . . . . . . . . . .          $9.85           $10.61
            Second Quarter  . . . . . . . . . . . . . . .          10.30            11.51
            Third Quarter . . . . . . . . . . . . . . . .          11.50            12.67
            Fourth Quarter  . . . . . . . . . . . . . . .          12.67            14.67

          1995
            First Quarter . . . . . . . . . . . . . . . .          $7.88            $8.63
            Second Quarter  . . . . . . . . . . . . . . .           8.49             9.70
            Third Quarter . . . . . . . . . . . . . . . .           9.70             9.70
            Fourth Quarter  . . . . . . . . . . . . . . .           9.55            10.00

         The bid price for the Company's common stock was $15.17 as of February 28, 1997.

         (b)     Holders

         As of February 28, 1997, there were approximately 1,285 holders of the common stock of the Company. There are no other classes of common equity outstanding.

          (c)   Dividends

         The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (1) the corporation's assets equal at least 1-1/4 times its liabilities; and (2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Banks.

         The payment of cash dividends by the subsidiary Banks is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or
(b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Superintendent determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Superintendent may order the bank to refrain from making a proposed distribution.

         The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. Additionally, while the Board of Governors has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Board of Governors might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

         Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Banks to the Company was approximately $10,484,000 as of December 31, 1996.

         To date, the Company has not paid a cash dividend and presently does not intend to pay cash dividends in the foreseeable future. The Company has distributed a ten percent stock dividend in 1996 and 1994 and a twelve percent stock dividend in 1995. Payment of dividends in the future will be determined by the Board of Directors after consideration of various factors including the profitability and capital adequacy of the Company and the Banks.

ITEM  6.  SELECTED FINANCIAL DATA

         The following table presents certain consolidated financial information concerning the business of the Company and its subsidiary Banks. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report.

                                                                        Years Ended December 31,
                                           ---------------------------------------------------------------------------
 (Dollar amounts in thousands,
  except per share data)                      1996             1995            1994             1993            1992
                                           ----------      ----------      ----------       ----------      ----------
 OPERATING RESULTS
 Total Interest Income                        $29,301         $26,964         $21,646          $18,492         $18,148
 Total Interest Expense                         9,859          10,008           7,071            6,198           6,976
                                           ----------      ----------      ----------       ----------      ----------
   Net Interest Income                         19,442          16,956          14,575           12,294          11,172
 Provision for Credit Losses                      352             695           1,745              915           1,017
                                           ----------      ----------      ----------       ----------      ----------

 Net Interest Income After
   Provision for Credit Losses                 19,090          16,261          12,830           11,379          10,155
 Other Income                                   1,456           1,302           1,315            1,384           1,051
 Other Expenses                                11,115          10,263           9,170            8,546           7,615
                                           ----------      ----------      ----------       ----------      ----------
 Income before Income Taxes                     9,431           7,300           4,975            4,217           3,591
 Income Taxes                                   3,571           2,975           2,046            1,760           1,557
                                           ----------      ----------      ----------       ----------      ----------
 NET INCOME                                    $5,860          $4,325          $2,929           $2,457          $2,034
----------------------------------------------------------------------------------------------------------------------
 EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE                      $1.24           $0.94           $0.65            $0.57           $0.47
----------------------------------------------------------------------------------------------------------------------
 FINANCIAL CONDITION AND
   CAPITAL -- YEAR-END BALANCES
 Net Loans                                   $235,992        $191,000        $179,266         $181,250        $167,690
 Total Assets                                 376,832         357,236         310,362          269,820         241,380
 Deposits                                     338,663         326,089         283,823          247,112         221,343
 Shareholders' Equity                          36,332          29,916          25,547           21,932          19,307
----------------------------------------------------------------------------------------------------------------------
 FINANCIAL CONDITION AND
   CAPITAL -- AVERAGE BALANCES
 Net Loans                                   $203,117        $173,065        $179,514         $169,829        $163,725
 Total Assets                                 355,386         329,502         290,166          265,935         230,914
 Deposits                                     319,110         300,291         265,512          234,228         205,304
 Shareholders' Equity                          33,228          27,684          23,691           20,670          18,138
----------------------------------------------------------------------------------------------------------------------
 SELECTED FINANCIAL RATIOS
 Rate of Return on:
   Average Total Assets                          1.65%           1.31%           1.01%            0.92%           0.88%
   Average Shareholders Equity                  17.64%          15.62%          12.36%           11.89%          11.22%
 Ratio of Average Shareholders' Equity
   to Total Average Assets                       9.35%           8.40%           8.16%            7.77%           7.85%

(a)     (1)     Distribution of Assets, Liabilities and Equity; Interest Rates
and Interest Differential

                Table I in Management's Discussion and Analysis included in this report sets forth the Company's average balance sheets (based on daily averages) and an analysis of interest rates and the interest rate differential for each of the three years in the period ended December 31, 1996 and is hereby incorporated by reference.

        (2)    Volume/Rate Analysis

               Information as to the impact of changes in average rates and average balances on interest earning assets and interest bearing liabilities is shown in the table below. The variances attributed to simultaneous balance and rate changes have been reflected as rate variances.

 VOLUME/RATE  ANALYSIS
 (in thousands)  1996  over  1995
 Increase (decrease) due to change  in:                                                        Net
                                                       Volume               Rate             Change
                                                     ----------          ----------        ----------
 Interest-earning assets:
   Net Loans  (1)/(2)/(3)                           $     3,426          $    (809)        $    2,617
   Investment securities                                    222                194                416
   Federal funds sold & other                              (474)              (222)              (696)
                                                     ----------          ----------        ----------
     Total                                                3,174               (837)             2,337
                                                     ----------          ----------        ----------
 Interest-bearing liabilities:
   Demand deposits                                          (90)              (190)              (280)
   Savings deposits                                        (392)              (388)              (780)
   Time deposits                                            818                 93                911
                                                     ----------          ----------        ----------
     Total                                                  336               (485)              (149)
                                                     ----------          ----------        ----------
 Interest differential                               $    2,838          $    (352)             2,486
 ----------------------------------------------------------------------------------------------------

 (in thousands)  1995  over  1994
 Increase (decrease) due to change in:                                                         Net
                                                        Volume              Rate             Change
                                                     ----------          ----------        ----------
 Interest-earning assets:
   Net Loans  (1)/(2)                                $     (645)         $    2,428        $    1,783
   Investment securities                                  1,037                 965             2,002
   Federal funds sold & other                               791                 742             1,533
                                                     ----------          ----------        ----------
     Total                                                1,183               4,135             5,318
                                                     ----------          ----------        ----------
 Interest-bearing liabilities:
   Demand deposits                                         (289)                 (8)             (297)
   Savings deposits                                       1,500                 866             2,366
   Time deposits                                            147                 721               868
                                                     ----------          ----------        ----------
     Total                                                1,358               1,579             2,937
                                                     ----------          ----------        ----------
 Interest differential                               $     (175)         $    2,556        $    2,381
-----------------------------------------------------------------------------------------------------

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2) Loan fees of  $901,000, $769,000 and  $916,000  for 1996, 1995 and 1994,
    respectively, have been included in the interest income computation.

(3) Rate variance includes impact of interest income recognized from payments received on nonaccrual loans of $619,000 in 1996.

(b)      Investment Portfolio

         (1) The book value of investment securities at December 31, 1996, 1995 and 1994 is set forth in Table III of Management's Discussion and Analysis included in this report and incorporated herein by reference.

         (2) The book value, maturities and weighted average yields of investment securities as of December 31, 1996 are set forth in Table III of Management's Discussion and Analysis included in this report and incorporated herein by reference.

         (3) There were no issuers of securities for which the book value was greater than 10% of shareholders' equity other than U.S. Government and U.S. Government Agencies and Corporations.

 (c)     Loan Portfolio

         (1) The composition of the loan portfolio is summarized in Table IV of Management's Discussion and Analysis included in this report and is incorporated herein by reference.

         (2) The following table sets forth the maturity distribution of the loan portfolio at December 31, 1996:

                                                  One year
                           One year               through                Over
 (in thousands)            or less               five years           five years               Total
                          ---------             ------------         ------------             -------
 Commercial,
  Financial and
  Agricultural            $ 54,657,000            $33,464,000          $23,424,000          $111,545,000

 Real estate -
  construction              26,830,000              1,167,000                   --            27,997,000

 Real estate -
  other                     45,688,000             27,972,000           19,581,000            93,241,000

 Installment                 3,860,000              4,264,000              106,000             8,230,000

                        --------------         --------------       --------------        --------------
 Total                    $131,035,000            $66,867,000          $43,111,000          $241,013,000
                        ==============         ==============       ==============        ==============

                 Loans shown above with maturities greater than one year include $86,859,000 of floating interest rate loans and $23,119,000 of fixed rate loans.

         (3)     Nonperforming Loans

                 The Company's current policy is to cease accruing interest when a loan becomes 90 days past due as to principal or interest, when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and uncollected interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan is both well secured and in process of collection.

                 For further discussion of nonperforming loans, refer to Risk Elements section of Management Discussion Analysis in this report.

(d)      Summary of Loan Loss Experience

         (1)     An analysis of the allowance for loan losses follows:

                                           Year Ended      Year Ended      Year Ended       Year Ended         Year Ended
   (in thousands)                           12/31/96        12/31/95        12/31/94         12/31/93           12/31/92
                                          -----------     -----------      -----------      -----------       -----------
Average Loans outstanding                 $   207,556     $   177,476      $   182,812      $   172,412       $   165,933
                                          -----------     -----------      -----------      -----------       -----------


Allowance for possible credit
 at beginning of period                   $     4,446     $     4,068      $     2,840      $     2,371       $     2,166

Loans charged off:
 Real estate                                     (207)            (52)             (45)             (46)              (31)
 Installment                                      (22)            (80)            (125)            (164)             (296)
 Commercial                                      (391)           (302)            (413)            (404)             (556)

Recoveries of loans previously
 charged off:
 Real estate                                       11               -                -                -                 -
 Installment                                       27              29               35               75                38
 Commercial                                       156              88               31               93                33
                                          -----------     -----------      -----------      -----------       -----------

Net loans charged off                            (426)           (317)            (517)            (446)             (812)

Additions to allowance charged to
 operating expenses                               352             695            1,745              915             1,017
                                          -----------     -----------      -----------      -----------       -----------
Allowance for possible loan
 at end of period                         $     4,372     $     4,446      $     4,068      $     2,840       $     2,371
                                          ===========     ===========      ===========      ===========       ===========

Ratio of net charge-offs to
 loans outstanding                               0.21%           0.18%            0.28%            0.26%             0.49%


                 Factors used in determination of the allowance for loan losses are discussed in greater detail in the "Risk Elements" section of Management's Discussion and Analysis included in this report and are incorporated herein by reference.

         (2) In evaluating the adequacy of the allowance for loan losses, the Company attempts to allocate the allowance for loan losses to specific categories of loans. Management believes that any breakdown or allocation of the allowance for possible loan losses into loan categories lends an appearance of exactness which does not exist in that the allowance is utilized as a single unallocated allowance available for all loans.
                 Further, management believes that the breakdown of historical losses in the preceding table is a reasonable representation of management's expectation of potential losses in the next full year of operation. However, the allowance for loan losses should not be interpreted as an indication that charge-offs will occur or as an indication of future charge-off trends.

(e)       Deposits

    (1) Table I in Management's Discussion and Analysis included in this report sets forth the distribution of average deposits for the years ended December 31, 1996, 1995 and 1994 and is incorporated herein by reference.

    (2) The maturities of time certificates of deposit of $100,000 or more at December 31, 1996 are summarized as follows:


                                                                     Year Ended
                                                                      12/31/96
                                                                    -----------
         3 months or less  . . . . . . . . . . . . . . . .          $13,319,000

         Over 3 months
         Through 6 months  . . . . . . . . . . . . . . . .            5,402,000

         Over 6 months
         Through 12 months . . . . . . . . . . . . . . . .           15,018,000


         Over 12 months  . . . . . . . . . . . . . . . . .           10,330,000

                                                                    -----------
         Total . . . . . . . . . . . . . . . . . . . . . .          $44,069,000
                                                                    ===========



     3(f) Return on Equity and Assets

    (1) The table at page 19 of this section sets forth the ratios of net income to average assets and average shareholders' equity, and average shareholders' equity to average assets. As the Company has never paid a cash dividend, the dividend payout ratio is not indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Banks.

BUSINESS ORGANIZATION
Central Coast Bancorp (the "Company") a California corporation organized in 1994 acts as the holding company for Bank of Salinas and Cypress Bank (the "Banks"), state-chartered banks, headquartered in Salinas and Seaside, California, respectively. As of December 31, 1996, the Banks operated four full-service branches and one limited-service branch in Monterey County, California. Other than its investment in the Banks, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors, the Company's principal regulator.

The Banks offer a full range of commercial banking services, offering a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in the Salinas Valley and the Monterey Peninsula.

On May 31, 1996, the Company completed the acquisition of Cypress Coast Bank ("Cypress"), whereby Cypress became a subsidiary of the Company and continues to operate from its full-service offices in Seaside and Marina, California. Under the terms of the acquisition agreement the shareholders of Cypress received common stock of the Company in a tax-free exchange. At May 31, 1996, Cypress had unaudited total assets of $46.9 million, including $29.8 million in net loans and total unaudited liabilities of $42.7 million, including $42.5 million in deposits. The transaction has been accounted for as a pooling-of-interests.

The following analysis is designed to enhance the reader's understanding of the Company's financial condition and the results of its operations as reported in the Consolidated Financial Statements included in this Annual Report. Reference should be made to those statements and the Selected Financial Data presented elsewhere in this report for additional detailed information.

OVERVIEW
The Company earned net income of $5,860,000 for the year ended December 31, 1996, representing an increase of $1,535,000 or 35% over 1995 net income of $4,325,000. Net income reported for 1995 represented an increase of $1,396,000 or 48% over 1994 net income of $2,929,000. On a per common and common equivalent share basis, net income for 1996 was $1.24 compared to $.94 and $.65 per share for the preceding two years. The improvement in net income in 1996 and 1995 was primarily due to growth in net interest income and noninterest income that outpaced increases in operating expenses. Net income in 1996 and 1995 also benefited from lower provisions for loan losses compared with 1995 and 1994, respectively. Each of these factors is discussed in more detail later in this analysis.

Common shareholders' equity increased by $6,416,000 during 1996 to $36,332,000 at December 31, 1996, through the retention of earnings and as the result of exercises of stock options and warrants and related tax benefits. In 1995 and 1994, common shareholders' equity increased by $4,369,000 and $3,615,000 primarily through retention of earnings. It is the objective of management to maintain adequate capital for future growth through retention of earnings. The Company has never declared a cash dividend, however, it distributed a ten percent stock dividend during 1996 and twelve and ten percent stock dividends, respectively, in each of the years ended December 31, 1995 and 1994. Also, the Company declared a 3-for-2 stock split in February 1997 (to be distributed March 28, 1997 to shareholders of record as of March 14, 1997). Per share earnings have been adjusted to reflect such stock split and stock dividends and any dilutive effect of common stock equivalents (stock options and warrants outstanding but not exercised) calculated using the treasury stock method.

EARNINGS SUMMARY

NET INTEREST INCOME - Net interest income refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments. It is the primary component of the net earnings of a financial institution. The primary factors to consider in analyzing net interest income are the composition and volume of earning assets and interest bearing liabilities, the amount of noninterest bearing liabilities and nonaccrual loans, and changes in market interest rates.

Net interest income for 1996 was $19,442,000, or 6.0% of average earning assets, representing an increase of $2,486,000 or 14.7% over $16,956,000 and 5.7% of average earning assets in 1995. Net interest income reported in 1995 represented an increase of $2,381,000 or 16.3% from $14,575,000 in 1994. The increases in the net interest income in 1996 and 1995 primarily reflect increases in average earning assets in each of those years.

Interest income for 1996 was $29,301,000 compared to $26,964,000 and $21,646,000 for 1995 and 1994, respectively. The increase in interest income in 1996 and 1995 is primarily due to growth in average earning assets. Average earning assets were $325,203,000 in 1996 representing an increase of 8.6% over $299,417,000 in 1995. In addition, interest income in 1996 included approximately $600,000 of previously foregone interest collected on two loans that had been on nonaccrual status. Average earning assets in 1995 represented an increase of 13.4% over $264,003,000 in 1994. Loan yields averaged 11.0% in 1996 compared to 11.4% and 10.0% in 1995 and 1994, respectively. The trend in loan yields generally corresponds to fluctuatiions in market interest rates during 1996 and 1995. A majority of the Company's loan yields float with the prime rate. The average prime rate was 8.27%, 8.82% and 7.13% in 1996, 1995 and 1994, respectively.

Interest expense was $9,859,000 in 1996 representing a slight decrease of $149,000 or 1.5% from $10,008,000 in 1995. The decrease in interest expense resulted from a decrease in the average rate paid on average interest-bearing deposits which offset an increase in the volume of such deposits. Average interest-bearing liabilities of $249,233,000 in 1996 represented 78.1% of total deposits compared to $246,382,000 or 82.0% of total deposits in 1995. Interest expense for 1995 increased $2,937,000 or 41.5% over $7,071,000 in 1994. The increase in interest expense in 1995 was primarily due to growth in interest bearing core deposits and an increase in rates paid on such deposits.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the years ended December 31, 1996, 1995 and 1994.

                                              1996                              1995                              1994
---------------------------------------------------------------------------------------------------------------------------------
                                   Avg                   Avg         Avg                  Avg         Avg                    Avg
                                 Balance    Interest    Yield      Balance    Interest   Yield      Balance      Interest   Yield
---------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest Earnings:
   Loans(1)(2)                  $203,117     $22,330    11.0%     $173,065     $19,713   11.4%     $179,514     $17,930     10.0%
   Investment Securities          82,883       4,936     6.0%       78,980       4,520    5.7%       55,944       2,518      4.5%
   Federal funds sold
      & other                     39,203       2,035     5.2%       47,372       2,731    5.8%       28,545       1,198      4.2%
                                --------     -------              --------     -------             --------     -------
Total Earning Assets             325,203     $29,301     9.0%      299,417     $26,964    9.0%      264,003     $21,646      8.2%
                                             -------                           -------                          -------
Cash & Due from banks             22,867                            23,198                           19,962
Bank premises & equipment          1,239                             1,421                            1,515
Other assets                       6,077                             5,466                            4,686
                                --------                          --------                         --------
Total Assets                    $355,386                          $329,502                         $290,166
                                ========                          ========                         ========
Liabilities &
   Shareholders' Equity:
Interest bearing:
   Demand deposits              $ 75,295      $1,629     2.2%     $ 79,065     $ 1,909    2.4%     $ 91,103     $ 2,206      2.4%
   Savings                       102,819       4,303     4.2%      111,351       5,083    4.6%       71,886       2,717      3.8%
   Time deposits                  71,119       3,927     5.5%       55,966       3,016    5.4%       52,380       2,148      4.1%
                                --------      ------              --------     -------             --------     -------
   Total Interest Bearing
      Liabilities                249,233      $9,859     4.0%      246,382     $10,008    4.1%      215,369     $ 7,071      3.3%
                                              ------                           -------                          -------
Demand deposits                   69,877                            53,909                           50,143
Other Liabilities                  3,048                             1,527                              963
                                --------                          --------                         --------
Total Liabilities                322,158                           301,818                          266,475
Shareholders' Equity              33,228                            27,684                           23,691
                                --------                          --------                         --------
                                $355,386                          $329,502                         $290,166
                                ========                          ========                         ========
Net Interest Income and
   Margin (Net Yield)(3)                    $19,442      6.0%                  $16,956    5.7%                  $14,575      5.5%
                                            =======      ===                   =======    ===                   =======      ===

(1) Loan interest includes loan fees of $901,000, $769,000 and $916,000 in 1996, 1995 and 1994, respectively and interest recognized from payments received on nonaccrual loans of $619,000 and $92,000 in 1996 and 1994, respectively.

(2) Average balances of loans include average allowance for loan losses of $4,439,000, $4,411,000 and $3,298,000, and average deferred loan fees of
    $613,000, $536,000 and $622,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

OTHER INCOME - Other income growth is a key to improving overall profitability in a deregulated competitive environment. Noninterest income provides stability to the income stream and enhances overall profitability. Total noninterest income was $1,456,000 for 1996, $1,302,000 for 1995 and $1,315,000 for 1994.
The Company's noninterest income is primarily derived from fees earned by the Banks for deposit-related customer services. Income realized from service charges on deposit accounts increased $59,000 or 8.7% to $735,000 in 1996 over $676,000 in 1995. Service charge income for

1995 represented an increase of $41,000 or 6.5% over $635,000 recognized in 1994. The increase in income from fees and service charges was largely the result of growth in the total number of interest bearing and noninterest bearing demand deposit accounts.

The Company also earns income from the sale and servicing of SBA loans. Income from the sale and servicing of such loans was $161,000 in 1996 representing an increase of $6,000 or 3.9% over $155,000 recognized in 1995. Sale and servicing income in 1995 increased $10,000 or 6.9% over $145,000 in 1994. The increases in income from the sale and servicing of SBA loans in 1996 and 1995 were primarily due to increases in the volume of loans sold.

Fees earned on merchant credit card transactions decreased $30,000 or 16.6% to $151,000 in 1996 from $181,000 in 1995. In 1995, merchant card fees represented an increase of $38,000 or 26.6% over $143,000 in 1994. Fluctuations in merchant card fees are primarily due to fluctuations in merchant retail sales volumes.

Mortgage origination fees increased $15,000 or 16.9% to $104,000 for 1996 from $89,000 in 1995. The increase in 1996 was due to an increase in the volume of mortgage applications processed as a response to lower market interest rates. In 1995, mortgage origination fees decreased $62,000 or 40.8% from $151,000 in 1994 due to a decline in the volume of mortgage applications.

OTHER EXPENSE - Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other expense stated as a percentage of average earning assets are as follows:

Table II Other Operating Expense to Average Earning Assets
---------------------------------------------------------------------------------------------------------------
In thousands                                               1996                    1995                    1994
---------------------------------------------------------------------------------------------------------------
   Salaries and benefits                                  1.98%                   1.81%                   1.91%
   Occupancy                                              0.22%                   0.25%                   0.27%
   Furniture and equipment                                0.26%                   0.22%                   0.26%
   Professional fees                                      0.14%                   0.22%                   0.08%
   Customer expenses                                      0.12%                   0.07%                   0.06%
   Marketing                                              0.11%                   0.09%                   0.09%
   Data processing                                        0.10%                   0.09%                   0.08%
   Stationary and supplies                                0.10%                   0.08%                   0.08%
   Shareholder and director                               0.09%                   0.06%                   0.06%
   Insurance                                              0.05%                   0.07%                   0.07%
   Dues and assessments                                   0.02%                   0.16%                   0.23%
   Write-down of other real estate owned                  0.00%                   0.07%                   0.00%
   Other                                                  0.23%                   0.24%                   0.28%
---------------------------------------------------------------------------------------------------------------
Total                                                     3.42%                   3.43%                   3.47%
---------------------------------------------------------------------------------------------------------------

Noninterest expense increased to $11,115,000 in the year ended December 31, 1996 over $10,263,000 and $9,170,000 for the same periods in 1995 and 1994.

As a percentage of average earning assets, noninterest expense decreased slightly to 3.42% in 1996 compared to 3.43% in 1995. Noninterest expense as a percentage of average earning assets for 1995 represented a decrease from 3.47% in 1994.

Salaries and employee benefits expense for 1996 was $6,437,000, an increase of 18.8% over $5,419,000 in 1995, and represented approximately 1.98% of average earning assets. Salaries and employee benefits in 1996 included approximately $175,000 of nonrecurring charges for restructuring related to the acquisition of Cypress and $250,000 for a salary continuation plan. The remaining increase was due to increased headcount to accomodate growth and higher contributions to the Company's profit sharing and employee retirement plans. Salaries and employee benefits expense for 1995 represented an increase of $367,000 or 7.3% over $5,052,000 in 1994. The increase in 1995 primarily reflects the impact of increased headcount to accommodate growth in the Banks. As a percentage of average earning assets, salaries and employee benefits expense was 1.81% in 1995 representing a decrease from 1.91% in 1994.

Occupancy expense decreased $18,000 or 2.4% to $728,000 in 1996 from $746,000 in 1995 and compares to an increase of $31,000 or 4.3% over $715,000 in 1994. As a percentage of average earning assets, occupancy expense was .22% representing a decrease from .25% in 1995 and .27% in 1994.

Furniture and equipment expenses of $837,000 in 1996 represented an increase of $165,000 or 24.6% over $672,000 in 1996. The increase in 1996 was primarily due to a one-time charge of approximately $192,000 from restructuring of operations in connection with the acquisition of Cypress. Expense for 1995 represented a slight decrease of $21,000 or 3.0% from $693,000 in 1994. The decrease in 1995 was primarily due to lower maintenance costs on equipment. Furniture and equipment expenses represented .26%, .22% and .26% of average earning assets in 1996, 1995 and 1994, respectively.

Other noninterest expenses were $3,113,000 in 1996 which represents a decrease of $313,000 or 9.1% from 1995 expenses of $3,426,000. The decrease in 1996 is primarily due to decreases in professional fees, deposit insurance premiums and write-downs of other real estate owned. Other noninterest expenses for 1995 increased $716,000 or 26.4% over $2,710,000 in 1994. The increase in 1995 was primarily related to professional fees incurred in connection with the acquisition of Cypress and a write-down of other real estate owned to net realizable value.

The Company's effective income tax rate was 37.9% for 1996 compared to 40.8% for 1995 and 41.1% for 1994. Changes in the effective tax rate of the Company are primarily due to changes in the valution allowance for the deferred tax assets of Cypress and nondeductible costs related to the acquisition of Cypress in 1996 and 1995 and organization of the holding company in 1994.

BALANCE SHEET ANALYSIS

Total assets of Central Coast Bancorp at December 31, 1996 were $376,832,000 compared to $357,236,000 in 1995 and $310,362,000 in 1994, representing increases of 5.5% and 15.1%, respectively. Based on average balances, total assets of $355,386,000 in 1996 represent an increase of $25,884,000 or 7.9% over $329,502,000 in 1995. Average total assets in 1995 represent an increase of $39,366,000 or 13.6% over 1994.

EARNING ASSETS

INVESTMENT PORTFOLIO - The scheduled maturities and weighted average yields of the Company's investment securities portfolio as of December 31, 1996, 1995 and 1994 are as follows:

Table III Maturity and Yields of Investment Securities
                                                                                              Weighted
                                         Book        Unrealized    Unrealized     Market       Average
In thousands                             Value          Gain         Losses       Value         Yield
------------------------------------------------------------------------------------------------------
December 31, 1996
U.S. Treasury and
   agency securities
   Maturing within 1 year               $29,358         $ 46        $    9       $29,395        5.72%
   Maturing after 1 year
     but within 5 years                  37,460           71            96        37,435        5.80%
   Maturing after 10 years                1,027            1            44           984        6.06%
Corporate Debt Securities
   Maturing within 1 year                 3,028            -            11         3,017        5.28%
Other                                         4            -             -             4           -
------------------------------------------------------------------------------------------------------
     Totals                             $70,877         $118        $  160       $70,835        5.75%
------------------------------------------------------------------------------------------------------
December 31, 1995
U.S. Treasury and
   agency securities
     Maturing within 1 year             $32,415         $234        $    6       $32,643        5.37%
     Maturing after 1 year
       but within 5 years                45,942          259             -        46,201        5.70%
     Maturing after 10 years              1,282            -            17         1,265        7.50%
Other                                         4            -             -             4           -
------------------------------------------------------------------------------------------------------
       Totals                           $79,643         $493        $   23       $80,113        5.59%
------------------------------------------------------------------------------------------------------


December 31, 1994
U.S. Treasury and
   agency securities
     Maturing within 1 year             $44,809         $  -        $  557       $44,252        4.33%
     Maturing after 1 year
       but within 5 years                23,560            -           479        23,081        5.85%
     Maturing after 10 years              1,122            -            29         1,093        5.84%
Other                                         4            -             -             4           -
------------------------------------------------------------------------------------------------------
       Totals                           $69,495         $  -        $1,065       $68,430        4.86%
-----------------------------------------------------------------------------------------------------------

Investment securities designated as held-to-maturity at December 31, 1996 were carried at an amortized cost of $70,877,000. The estimated market value of the held-to-maturity portfolio on that date was $70,831,000 reflecting a net
unrealized loss of $46,000 or .07% of amortized cost.   The book value of
investment securities at the end of 1996 compared to $79,643,000 and $69,495,000 at December 31, 1995 and 1994, respectively. Fluctuations in the investment portfolio reflect funding needs for anticipated and actual levels of loan demand. In 1996, the Company experienced growth in loan balances that outpaced growth in deposits resulting in generally higher loan to deposit ratios and lower liquidity as compared to 1995. Conversely, in 1995 investment balances increased as growth in deposits outpaced growth in the loan portfolio. It is the Banks' policy to invest primarily in U.S. Treasury and U.S. Government Agency securities. Further, it is management's intent to reduce the market valuation risk of the investment portfolio by generally limiting the average life of portfolio maturities to 3 years or less.

There were no sales of investment securities in 1996, 1995 or 1994.

LOAN PORTFOLIO - The following table summarizes the composition of the loan portfolio for the past five years as of December 31:

Table IV Analysis of Loans Outstanding by Type

-----------------------------------------------------------------------------------------------------------
In thousands
-----------------------------------------------------------------------------------------------------------
                                 1996             1995             1994            1993             1992
   Commercial                $   111,545      $    85,823      $    78,627     $    73,083      $    67,255
   Installment                     8,230            5,677            6,445           7,384            8,846
   Real Estate:
      Construction                27,997           24,852           24,076          30,159           30,817
      Other                       93,241           79,644           74,769          74,075           63,706
-----------------------------------------------------------------------------------------------------------
   Total Loans                   241,013          195,996          183,917         184,701          170,624
   Allowance for
      Credit Losses               (4,372)          (4,446)          (4,068)         (2,840)          (2,371)
      Deferred Loan Fees            (649)            (550)            (583)           (611)            (554)
-----------------------------------------------------------------------------------------------------------
Total                        $   235,992      $   191,000      $   179,266     $   181,250      $   167,699
-----------------------------------------------------------------------------------------------------------


Average net loans in 1996 were $203,117,000 representing an increase of $30,052,000 or 17.4% over 1995. Average net loans of $173,065,000 in 1995 represented a decrease of $6,449,000 or 3.6% from $179,514,000 in 1994.
Average net loans comprised 62.5% of average earning assets in 1996 compared to 57.8% and 68.0% in 1995 and 1994, respectively.

Net loans outstanding at December 31, 1996 were $235,992,000, which represented an increase of $44,992,000 or 23.6% over $191,000,000 on the same date one year earlier. The overall composition of loan balances at December 31, 1996 compared to 1995 reflected increases in virtually all major categories with the strongest growth coming from commercial
loans.   At December 31, 1995 net loans outstanding represented an increase of
$11,734,000 or 6.5% over $179,266,000 at December 31, 1994.

Commercial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business loan products. At December 31, 1996, the Company had $111,545,000 in commercial loans outstanding representing 46.3% of total gross loans compared to $85,823,000 and 43.8% and $78,627,000 and 42.8% at December 31, 1995 and 1994,
respectively. Fluctuations in commercial loan balances in 1996 and 1995 primarily reflect cyclical changes in customer borrowing needs related to changes in the agri-business sector of the local economy.

Installment loans include a range of traditional consumer loan products offered by the Company such as home equity and personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. At December 31, 1996, installment loans outstanding were $8,230,000 representing 3.4% of total loans. This compares to installment loans of $5,677,000 and $6,445,000 representing 2.9% and 3.5% at December 31, 1995 and 1994, respectively.

The Company's construction loan portfolio increased $3,145,000 or 12.7% to $27,997,000 at December 31, 1996 from $24,852,000 at December 31, 1995. This compares to an increase of $776,000 or 3.2% in 1995 from $24,076,000 at December 31, 1994. Construction loans expressed as a percentage of total loans were 11.6%, 12.7% and 13.1% at December 31, 1996, 1995 and 1994, respectively.
The construction loans outstanding at December 31, 1996 are generally composed of commitments to customers within the Company's service area for construction of custom and semi- custom single family residences.

Other real estate loans consist primarily of loans to the Banks' depositors secured by first trust deeds on commercial and residential properties typically with short-term maturities and original loan to value ratios not exceeding 75%. Other real estate loans increased $13,597,000 or 17.1% to $93,241,000 at December 31, 1996 compared to $79,644,000 and $74,769,000 on December 31, 1995 and 1994, respectively. In general, except in the case of loans with SBA guarantees, the Company does not make long-term mortgage loans; however, the Company has informal arrangements in place with mortgage lenders to assist customers in securing single-family mortgage financing.


RISK ELEMENTS - The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically grade new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's
loan portfolio is critical for profitability and growth.   Management strives
to continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totalling approximately $143.5 million at December 31, 1996. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgement, these loans are impaired, appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the credit-worthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property.
The Company secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means. Credit losses from lending transactions related to real estate and agriculture compare favorably with the Company's credit losses on its loan portfolio as a whole.

In the period spanning the second half of 1993 and continuing through 1995, California's economy began a gradual recovery from the recession that persisted in first years of the decade. During 1993, real estate values firmed up slightly as housing became more affordable due to the low levels of interest rates, however, economic conditions in California continued to lag behind the national trend toward recovery. During 1994 and 1995, economic conditions in California continued to improve, however, the level of activity remained less vigorous than the national trend. In the year ended 1996, California's economic recovery gained momentum, growing at a rate that exceeded the national average. Economic activity and job growth has been particularly strong in the northern portion of the state. As a result, real estate values have firmed and construction activity has increased. At December 31, 1996, construction loans and other real estate secured loans comprised 11.6% and 38.7%, respectively, of total loans outstanding.

Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Banks' loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Banks' service area and limiting investments outside of this area, 2) maintaining a thorough understanding of borrowers' knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Banks' construction lending officers. In addition, the Banks strive to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.


NONACCRUAL LOANS, LOANS PAST DUE 90 DAYS AND OREO - Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following Table sets forth nonaccrual loans and loans past due 90 days or more for December 31:



Table V Non-Performing Loans
--------------------------------------------------------------------------------------------------------------------
In thousands                     1996              1995               1994                1993                 1992
--------------------------------------------------------------------------------------------------------------------
Past due 90 days or more
   and still accruing:
   Real estate               $    59                $  71          $     -                 $    42           $   335
   Commercial                     60                   35                -                       -               151
   Installment and other          90                    -                6                       -                 1
--------------------------------------------------------------------------------------------------------------------
                                 209                  106                6                      42               487
--------------------------------------------------------------------------------------------------------------------

Nonaccrual:
   Real estate                   419                  633            2,697                   2,462               182
   Commercial                    184                  194               99                     454               129
   Installment and other           1                   24               33                      43                64
--------------------------------------------------------------------------------------------------------------------
                                 604                  851            2,829                   2,959               375
--------------------------------------------------------------------------------------------------------------------
Total nonperforming loans    $   813              $   957          $ 2,835                 $ 3,001           $   862
====================================================================================================================

Interest due but excluded from interest income on nonaccrual loans was approximately $50,000 in 1996, $166,000 in 1995 and $306,000 in 1994. In 1996
and 1994, interest income recognized from payments received on nonaccrual loans was $619,000 and $92,000, respectively. In 1995, no payments received on nonaccrual loans were included in interest income.

At December 31, 1996, the recorded investment in loans that are considered impaired under SFAS No. 114 was $965,000 of which $541,000 are included as nonaccrual loans above. Such impaired loans had a valuation allowance of $446,000. The average recorded investment in impaired loans during 1996 was $1,376,000. The Company recognized interest income on impaired loans of $13,000.

There were no "troubled debt restructurings" as defined in SFAS No. 15 or loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 1996. Management is not aware of any potential problem loans, which were accruing and current at December 31, 1996, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Other real estate owned was $348,000 and $506,000 at December 31, 1996 and 1995, respectively. At December 31, 1994, other real estate owned was $318,000.


PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES - The provision for credit losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon the interaction of three primary factors: (1) the loan portfolio growth in the period, (2) a comprehensive grading and review formula for total loans outstanding, and (3) actual previous charge-offs.

The allowance for credit losses totaled $4,372,000 or 1.81% of total loans at December 31, 1996 compared to $4,446,000 or 2.27% at December 31, 1995 and $4,068,000 or 2.21% at December 31, 1994. The decrease in the allowance as a percentage of total loans in 1996 is primarily due to the increase in loan balances in a generally strong economic environment. Increases in the allowance as a percentage of total loans in 1995 and 1994 were primarily a response to adverse trends in the real estate market, the general condition of the economy and higher net charge-offs experience. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is prudent and adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

FUNDING SOURCES - Deposits accepted by its subsidiary banks represent the Company's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings and time deposits under $100,000 generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. At December 31, 1996, such accounts comprise 87.0% of all deposit balances compared to 91.4% and 91.5% at December 31, 1995 and 1994. Table VI presents the composition of the deposit mix at December 31:

Table VI Composition of Deposits
-----------------------------------------------------------------------------------------------------------
In thousands                       1996             1995             1994             1993             1992
-----------------------------------------------------------------------------------------------------------
Demand, non-interest           $ 90,149         $ 68,541         $ 60,407         $ 47,822         $ 44,161
Demand, interest                 76,392           74,079           70,911           87,588           68,579
Savings                          89,650          121,050          100,484           62,188           54,369
Time                             82,472           62,419           52,021           49,514           54,234
-----------------------------------------------------------------------------------------------------------
Total                          $338,663         $326,089         $283,823         $247,112         $221,343
-----------------------------------------------------------------------------------------------------------

The increase in 1996 year-end total deposits is attributable to increases in noninterest-bearing and interest-bearing demand categories. Average total deposits in 1996 of $319,110,000 represented an increase of $18,819,000 or 6.3% over 1995 totals of $300,291,000 and reflects growth in noninterest-bearing demand and time deposits which was partially offset by decreases in interest-bearing demand and savings categories. Average noninterest bearing demand deposits increased in 1996 to $69,877,000 from $53,909,000 in 1995 representing an increase of $15,968,000 or 29.6% as a result of the Company's business development efforts which focuses on serving small and medium-size businesses. Average time deposits were $71,119,000 in 1996 compared to
$55,966,000 in 1995 representing an increase of 15,153,000 or 27.1%.   Growth
in time deposits was primarily due to migration of balances from savings and interest-bearing demand accounts.

Average total deposits in 1995 represented an increase of $34,779,000 or 13.1% over 1994 totals of $265,512,000 and primarily reflects growth in savings balances. Changes in the composition of deposit funding in 1995 compared to 1994 reflected a shift away from time deposits toward the higher liquidity of savings accounts as local economic activity increased. Average savings balances of $111,351,000 represented an increase of $39,465,000 or 54.9% over $71,886,000 in 1994.

LIQUIDITY AND INTEREST RATE SENSITIVITY

LIQUIDITY - Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Banks assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 1996, were approximately $80,055,000 and $1,551,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans held for sale. On December 31, 1996, consolidated liquid assets totaled $85.1 million or 22.6% of total assets as compared to $121.4 million or 34.0% of total consolidated assets on December 31, 1995. In addition to liquid assets, the subsidiary banks maintain lines of credit with correspondent banks for up to $15,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. In addition, it has been the Banks' policy to restrict maturities in the investment portfolio to not more than three years. The short-term nature of the loan and investment portfolios, and loan agreements which generally require monthly interest payments, provide the Banks with additional secondary sources of liquidity. Another key liquidity ratio is the ratio of gross loans to total deposits, which was 71.2% at December 31, 1996 and 60.1% at December 31, 1995.


INTEREST RATE SENSITIVITY - Interest rate sensitivity is a measure of the exposure to fluctuations in the Banks' future earnings caused by fluctuations in interest rates. Such fluctuations result from the mismatch in repricing characteristics of assets and liabilities at a specific point in time. This mismatch, or interest rate sensitivity gap, represents the potential mismatch in the change in the rate of accrual of interest revenue and interest expense from a change in market interest rates. Mismatches in interest rate repricing among assets and liabilities arise primarily from the interaction of various customer businesses (i.e., types of loans versus the types of deposits maintained) and from management's discretionary investment and funds gathering activities. The Company attempts to manage its exposure to interest rate sensitivity, but due to its size and direct competition from the major banks, it must offer products which are competitive in the market place, even if less than optimum with respect to its interest rate exposure.

The Company's natural position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This natural position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases.

The following table quantifies the Company's interest rate exposure at December 31, 1996 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. This table displays a static view of the Company's interest rate sensitivity position and does not consider the dynamics of the balance sheet and interest rate movements.

Table VII Interest Rate Sensitivity

In thousands
--------------------------------------------------------------------------------------------------------------------------
                                                                   Over three
Assets and Liabilities                              Next day       months and    Over one
  which Mature or                                  and within        within      and within        Over
   Reprice                         Immediately    three months     one year       five years    five years        Total
--------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold                 $     23,135   $          -   $          -     $        -   $          -   $     23,135
Purchased CD's                                -            700            299              -              -            999
Investment securities                         4          2,495         29,892         37,459          1,027         70,877
Loans, excluding
   nonaccrual loans
   and overdrafts                       189,725         12,903          9,545         17,747          9,058        238,978
--------------------------------------------------------------------------------------------------------------------------
Total                              $    212,864   $     16,098   $     39,736     $   55,206   $     10,085   $    333,989
==========================================================================================================================
Interest bearing
   liabilities:
Interest bearing demand            $     76,392   $          -   $          -     $        -   $          -   $     76,392
Savings                                  89,650              -              -              -              -         89,650
Time certificates                             -         21,255         43,081         18,136              -         82,472
--------------------------------------------------------------------------------------------------------------------------
Total                              $    166,042   $     21,255   $     43,081     $   18,136   $          -   $    248,514
==========================================================================================================================
Interest rate
   sensitivity gap                 $     46,822   $     (5,857)  $     (3,644)    $   37,070   $     10,085
Cumulative interest
   rate sensitivity gap            $     46,822   $     40,965   $     37,321     $   74,391   $     84,476
Ratios:
Interest rate
   sensitibity gap                         1.28           0.72           0.92           3.04
Cumulative interest
   rate sensitivity gap                    1.28           1.22           1.16           1.30           1.34
--------------------------------------------------------------------------------------------------------------------------

It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. The Banks strive to achieve this goal through the compostion and maturities of the investment portfolio and by adjusting pricing of its interest bearing liabilities, however, as noted above, the ability to manage its interest rate exposure may be constrained by competitive pressures.

CAPITAL RESOURCES

The Company's total shareholders' equity was $36,332,000 at December 31, 1996 compared to $29,916,000 as of December 31, 1995 and $25,547,000 as of December 31, 1994.

The Company and the Banks are subject to regulations issued by the Board of Governors and the FDIC which require maintenance of a certain level of capital. These regulations impose two capital standards: a risk-based capital standard and a leverage capital standard.

Under the Board of Governor's risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 Capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital defined to include limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserves for loan and lease losses. Each institution is required to maintain a risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

Under the Board of Governors' leverage capital standard an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. A minimum leverage ratio of 3% is required for institutions which have been determined to be in the highest of five categories used by regulators to rate financial institutions and which are not experiencing or anticipating significant growth. All other organizations are required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum.

The table below presents the capital and leverage ratios of the Company as of:

                                                     December 31, 1996                December 31, 1995
RISK-BASED CAPITAL
RATIOS (Dollars in thousands)                     Amount           Ratio            Amount           Ratio
-----------------------------------------------------------------------------------------------------------
Tier I Capital                                 $  36,332            14.1%        $  29,916            13.8%
                                               ---------         --------        ---------         --------
Total Capital                                  $  39,562            15.4%        $  32,655            15.0%
                                               ---------         --------        ---------         --------
Total risk-adjusted assets                      $257,305                          $217,433
-----------------------------------------------------------------------------------------------------------
LEVERAGE RATIO
(dollars in thousands)

Tier I Capital to average total assets         $  36,332            10.1%        $  29,916             9.1%
                                               ---------         --------        ---------         --------
Quarterly average total assets                  $358,027                          $325,502
-----------------------------------------------------------------------------------------------------------

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revises banking regulations and establishes a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) "well capitalized" consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "adequately capitalized" consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "undercapitalized" consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "significantly undercapitalized" consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and, (5) "critically undercapitalized" consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

Financial institutions classified as undercapitalized or below are subject to various limitations including, among other matters, certain supervisory actions by bank regulatory authorities and restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness, (iii) payment of dividends or other capital distributions, and (iv) payment of management fees to a parent holding company. The FDICIA requires the bank regulatory authorities to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may, among other matters, require that the financial institution augment capital and reduce total assets. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Banks to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses.

ACCOUNTING PRONOUNCEMENTS

In October, 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." which requires disclosures about derivative financial instruments----futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. It requires disclosures about amounts, nature, and terms of certain derivative financial instruments. The Company has no derivative financial instruments that would be subject to such disclosures.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" which requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. As of December 31, 1996 the Company has no servicing rights retained on mortgage loans.

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." which establishes accounting and disclosure requirements using a fair value method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide proforma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The provisions of SFAS 123 became effective January 1, 1996. The Company has adopted only the disclosure requirements of SFAS No. 123; therefore such adoption have had no effect on the Company's consolidated net earnings or cash flows.

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. The Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability shoud be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996. In December 1996, the Financial Accounting Standards Board ("FASB") reconsidered certain provisions of SFAS No. 125 and issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agements, dollar-roll repurchase agreements, securities lending and similar transactions. Earlier adoption or retroactive application of this statement with respect to any of its provisions is not permitted. Management believes that the effect of adoption on the Company's financial statements will not be material.

 ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                    Page
                                                                                                   ------
Independent Auditors' Report                                                                         45

Consolidated Balance Sheets, December 31, 1996 and 1995                                              46

Consolidated Statements of Income for the years ended
   December 31, 1996, 1995 and 1994                                                                  47

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994                                                                  48

Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1996, 1995 and 1994                                                     49

 Notes  to Consolidated Financial Statements                                                      50-67

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Central Coast Bancorp:

We have audited the accompanying consolidated balance sheets of Central Coast Bancorp and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Central Coast Bancorp and Cypress Coast Bank, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the balance sheet of Cypress Coast Bank as of December 31, 1995, or the related statements of income, shareholders' equity and cash flows of Cypress Coast Bank for the years ended December 31, 1995 and 1994, which statements reflect total assets of $43,702,000 as of December 31, 1995, net interest income of $1,999,000 and $1,708,000 and net income of $437,000 and $169,000 for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cypress Coast Bank for 1995 and 1994, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Coast Bancorp and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Salinas, California
February 11, 1997
     (March 28, 1997 as to the stock split information in Note 1)

Consolidated Balance Sheets
Central Coast Bancorp and Subsidiaries

------------------------------------------------------------------------------------
December 31,                                                1996            1995
------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                              $ 37,522,000    $ 27,915,000
   Federal funds sold                                     23,135,000      46,764,000
------------------------------------------------------------------------------------
      Total cash and equivalents                          60,657,000      74,679,000
   Interest-bearing deposits in other
      financial institutions                                 999,000       4,492,000
   Held-to-maturity securities (market
      value: 1996, $70,835,000; 1995, $80,113,000)        70,877,000      79,643,000
   Loans held for sale                                       447,000         540,000

Loans:
   Commercial                                            111,545,000      85,823,000
   Real estate-construction                               27,997,000      24,852,000
   Real estate-other                                      93,241,000      79,644,000
   Installment                                             8,230,000       5,677,000
------------------------------------------------------------------------------------
      Total loans                                        241,013,000     195,996,000
   Allowance for credit losses                            (4,372,000)     (4,446,000)
   Deferred loan fees net                                   (649,000)       (550,000)
------------------------------------------------------------------------------------
      Net Loans                                          235,992,000     191,000,000
------------------------------------------------------------------------------------
   Premises and equipment, net                             1,140,000       1,333,000
   Accrued interest receivable and other assets            6,720,000       5,549,000
------------------------------------------------------------------------------------
      Total assets                                      $376,832,000    $357,236,000
====================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Demand, noninterest bearing                       $ 90,149,000    $ 68,541,000
      Demand, interest bearing                            76,392,000      74,079,000
      Savings                                             89,650,000     121,050,000
      Time                                                82,472,000      62,419,000
------------------------------------------------------------------------------------
      Total Deposits                                     338,663,000     326,089,000
   Accrued interest payable and other liabilities          1,837,000       1,231,000
------------------------------------------------------------------------------------
      Total liabilities                                  340,500,000     327,320,000
------------------------------------------------------------------------------------
Commitments and contingencies
(Notes 7 and 13)

Shareholders' Equity
   Preferred stock-no par value; authorized
      1,000,000 shares; no shares issued
   Common stock - no par value, authorized 30,000,000
      shares; issued and outstanding: 4,273,227 shares
      in 1996 and 3,807,681 shares in 1995                30,856,000      25,860,000
   Retained earnings                                       5,476,000       4,056,000
------------------------------------------------------------------------------------
   Shareholders' equity                                   36,332,000      29,916,000
------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity           $376,832,000    $357,236,000
====================================================================================

See notes to Consolidated Financial Statements

Consolidated Statements of Income
Central Coast Bancorp and Subsidiaries


---------------------------------------------------------------------------------------------
Years Ended December 31,                             1996             1995          1994
---------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans (including fees)                        $ 22,330,000    $ 19,713,000    $ 17,930,000
   Held-to-maturity securities:
     Taxable                                        4,936,000       4,520,000       2,511,000
     Tax exempt                                          --              --             7,000
   Other                                            2,035,000       2,731,000       1,198,000
---------------------------------------------------------------------------------------------
       Total interest income                       29,301,000      26,964,000      21,646,000
---------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                             9,859,000       9,998,000       7,071,000
   Other                                                 --            10,000            --
---------------------------------------------------------------------------------------------
       Total interest expense                       9,859,000      10,008,000       7,071,000
---------------------------------------------------------------------------------------------

NET INTEREST INCOME                                19,442,000      16,956,000      14,575,000
PROVISION FOR CREDIT LOSSES                          (352,000)       (695,000)     (1,745,000)

---------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES                     19,090,000      16,261,000      12,830,000
---------------------------------------------------------------------------------------------

OTHER INCOME
   Service charges on deposits                        735,000         676,000         635,000
   Other                                              721,000         626,000         680,000
---------------------------------------------------------------------------------------------
       Total other income                           1,456,000       1,302,000       1,315,000
---------------------------------------------------------------------------------------------

OTHER EXPENSES
   Salaries and benefits                            6,437,000       5,419,000       5,052,000
   Occupancy                                          728,000         746,000         715,000
   Furniture and equipment                            837,000         672,000         693,000
   Other                                            3,113,000       3,426,000       2,710,000
---------------------------------------------------------------------------------------------
       Total other expenses                        11,115,000      10,263,000       9,170,000
---------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                          9,431,000       7,300,000       4,975,000
PROVISION FOR INCOME TAXES                          3,571,000       2,975,000       2,046,000
---------------------------------------------------------------------------------------------
NET INCOME                                       $  5,860,000    $  4,325,000    $  2,929,000
---------------------------------------------------------------------------------------------

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE                       $       1.24    $       0.94    $       0.65
---------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Central Coast Bancorp and Subsidiaries

--------------------------------------------------------------------------------------------------------
Years Ended December 31,                                         1996           1995            1994
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
   Net income                                               $  5,860,000    $  4,325,000    $  2,929,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for credit losses                                 352,000         695,000       1,745,000
     Depreciation                                                557,000         469,000         470,000
     Amortization and accretion                                  (42,000)       (292,000)        149,000
     Loss on sale of equipment                                    52,000            --             3,000
     Deferred income taxes                                      (300,000)       (168,000)       (877,000)
     Write down (gain on sale) of other real estate owned        (87,000)        215,000          24,000
     Increase in accrued interest receivable
       and other assets                                         (787,000)       (184,000)       (311,000)
     Increase in accrued interest payable
       and other liabilities                                     606,000         251,000         217,000
     Increase (decrease) in deferred loan fees                    99,000         (32,000)        (29,000)
--------------------------------------------------------------------------------------------------------
       Net cash provided by operations                         6,310,000       5,279,000       4,320,000
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest-bearing
     deposits in financial institutions                        3,493,000      (1,693,000)        807,000
   Purchase of investment securities                         (48,161,000)    (72,972,000)    (39,142,000)
   Proceeds from maturities
     of investment securities                                 56,969,000      63,117,000      20,050,000
   Net change in loans held for sale                              93,000         195,000        (558,000)
   Net increase in loans                                     (45,485,000)    (12,962,000)       (327,000)
   Proceeds from sale of other real estate owned                 287,000         163,000         254,000
   Proceeds from sale of equipment                                 1,000            --             2,000
   Capital expenditures                                         (417,000)       (317,000)       (690,000)
--------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                 (33,220,000)    (24,469,000)    (19,604,000)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                           12,574,000      42,265,000      36,711,000
   Proceeds from sale of stock                                   319,000          32,000         639,000
   Common stock repurchased                                       (5,000)           --              --

--------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities              12,888,000      42,297,000      37,350,000
--------------------------------------------------------------------------------------------------------
       Net increase (decrease) in cash and equivalents       (14,022,000)     23,107,000      22,066,000
   Cash and equivalents, beginning of year                    74,679,000      51,572,000      29,506,000
--------------------------------------------------------------------------------------------------------
   Cash and equivalents, end of year                        $ 60,657,000    $ 74,679,000    $ 51,572,000
--------------------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
In 1996, 1995 and 1994 the Company obtained $42,000, $566,000 and $353,000 respectively of real estate
(OREO) in connection with foreclosures of delinquent loans.  In 1996, 1995 and 1994 the Company received
$242,000, $12,000 and $46,000, respectively in tax benefits from the exercise of stock options, which were recorded as increases to common stock.
--------------------------------------------------------------------------------------------------------
OTHER CASH FLOW INFORMATION:
   Interest paid                                            $  9,852,000    $  9,853,000    $  6,939,000
   Income taxes paid                                           4,063,000       3,219,000       3,081,000
--------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

Consolidated  Statements  of  Shareholders'  Equity
Central Coast Bancorp and Subsidiaries

-----------------------------------------------------------------------------------------------
Years Ended December 31,                    Common Stock              Retained
1996, 1995 & 1994                      Shares         Amount          Earnings        Total
-----------------------------------------------------------------------------------------------
Balances, January 1, 1994             3,037,843    $ 19,523,000    $  2,409,000    $ 21,932,000
   10% stock dividend
   (including fractional shares)        267,765       2,231,000      (2,231,000)              -
   Sale of stock less
     offering costs                     123,606         603,000               -         603,000
   Stock options exercised               15,632          37,000               -          37,000
   Tax benefit of stock options
    exercised                                 -          46,000               -          46,000
   Net income                                 -               -       2,929,000       2,929,000
-----------------------------------------------------------------------------------------------
Balances, December 31, 1994           3,444,846      22,440,000       3,107,000      25,547,000
   12% stock dividend
   (including fractional shares)        355,326       3,376,000      (3,376,000)              -
   Sale of stock less
     offering costs                       1,944          10,000               -          10,000
   Stock options exercised                5,565          22,000               -          22,000
   Tax benefit of stock options
     exercised                                -          12,000               -          12,000
   Net income                                 -               -       4,325,000       4,325,000
-----------------------------------------------------------------------------------------------
Balances, December 31, 1995           3,807,681      25,860,000       4,056,000      29,916,000
   10% stock dividend                   380,768       4,440,000      (4,440,000)              -
   Stock repurchased                       (653)         (5,000)              -          (5,000)
   Stock options and
     warrants exercised                  85,431         319,000               -         319,000
   Tax benefit of stock options
     exercised                                -         242,000               -         242,000
   Net income                                 -               -       5,860,000       5,860,000
-----------------------------------------------------------------------------------------------
Balances, December 31, 1996           4,273,227    $ 30,856,000    $  5,476,000    $ 36,332,000
-----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Central Coast Bancorp and Subsidiaries
Years ended December 31, 1996, 1995 and 1994

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS. The consolidated financial statements include Central Coast Bancorp (the "Company") and its wholly-owned subsidiaries, Bank of Salinas and Cypress Bank (the "Banks"). All material intercompany accounts and transactions are eliminated in consolidation. The accounting and reporting policies of the Company and the Banks conform to generally accepted accounting principles and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses and the carrying value of other real estate owned. Management uses information provided by an independent loan review service in connection with the determination of the allowance for loan losses.

Bank of Salinas operates two branches in the Salinas Valley and Cypress Bank operates two branches on the Monterey Peninsula, serving small and medium sized business customers, as well as individuals. The Banks focus on business loans and deposit services to customers throughout Monterey and San Benito counties.

INVESTMENT SECURITIES are classified at the time of purchase into one of three categories: held-to-maturity, trading or available-for-sale. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's positive intent and ability to hold such securities to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as available-for-sale and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Accretion of discounts and amortization of premiums arising at acquisition are included in income using methods approximating the effective interest method. Gains and losses on sales of investments, if any, are determined on a specific identification basis.

In 1996 and 1995, the Company's investment securities were classified as held-to-maturity.

LOANS are stated at the principal amount outstanding, reduced by any charge-offs or specific valuation allowance. Loan origination fees and certain direct loan origination costs are deferred and the net amount is recognized using the effective yield method, generally over the contractual life of the loan.

Interest income is accrued as earned. The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when principal or interest is ninety days past due, when payment in full of principal or interest is not expected or when a portion of the principal balance has been charged off. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Senior management may grant a waiver from nonaccrual status if a loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the original terms of the loan agreement or when the loan is both well secured and in process of collection.

Loans held for sale are stated at the lower of cost or aggregate market value.

THE ALLOWANCE FOR CREDIT LOSSES is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loss experience. The allowance is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. In evaluating the adequacy of the reserve, management considers numerous factors such as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated local economic conditions that may affect the borrowers' ability to pay.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent.

Real estate and other assets acquired in satisfaction of indebtedness are recorded at the lower of estimated fair market value net of anticipated selling costs or the recorded loan amount, and any difference between this and the loan amount is treated as a loan loss. Costs of maintaining other real estate owned, subsequent write downs and gains or losses on the subsequent sale are reflected in current earnings.

PREMISES AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the lesser of the lease terms or estimated useful lives of the assets, which are generally 3 to 30 years.

STOCK COMPENSATION. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which is effective in 1996. In accordance with the provisions of SFAS No. 123 the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. Note 11 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1996 and 1995 if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

INCOME TAXES are provided using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities arise principally from differences in reporting provisions for credit losses, net operating loss carryforwards, interest on nonaccrual loans, depreciation, state franchise taxes and accruals related to the salary continuation plan. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE is calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under the stock option plans and outstanding stock purchase warrants, adjusted retroactively for stock dividends of 10% in January 1994, 12% in January 1995 and 10% in July 1996. The number of shares used to compute net income per common and common equivalent share amounts were approximately 4,710,000, 4,590,000, 4,540,000 in 1996, 1995 and 1994, respectively. The difference between primary and fully-diluted earnings per share was not significant in any year.

STOCK SPLIT. On February 24, 1997 the Board of Directors declared a 3-for-2 stock split to be distributed on March 28, 1997, to shareholders as of record as of March 14, 1997. All share and per share data including stock option and warrant information have been retroactively adjusted to reflect the stock split.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the financial statement presentation for the current year. The reclassifications had no impact on results of operations or shareholders' equity.

NOTE 2.  ACQUISITION OF CYPRESS COAST BANK

On May 31, 1996, the Company acquired Cypress Coast Bank ("Cypress"). As a result Cypress became a subsidiary of the Company and continues to operate from its offices in Seaside and Marina. Cypress shareholders received 534,310 shares of common stock of the Company in a tax-free exchange. At May 31, 1996, Cypress had unaudited total assets of $46.9 million, including $29.8 million in net loans and total unaudited liabilities of $42.7 million, including $42.5 million in deposits. The transaction has been accounted for as a pooling-of-interests.

Included in the consolidated statements of income for the year ended December 31, 1996 are the following results of the previously separate companies.


                      January 1, 1996 through May 31, 1996   June 1, 1996 through
                      ------------------------------------    December 31, 1996
                         Central Coast     Cypress Coast     --------------------
    (In thousands)         Bancorp             Bank          Combined      Total
                         -------------     -------------     --------     -------
Net interest
   income                      $ 7,390       $   832         $10,868      $19,090

Net income                       2,727           249           2,884        5,860


The following is a reconciliation of the results of operations previously reported by Central Coast Bancorp for the years ended December 31, 1995 and 1994 with the combined amounts currently presented for those periods:
(In thousands)

Year Ended             Central Coast
December 31,               Bancorp             Cypress Coast
1995                (as previously reported)       Bank                  Total
----                ------------------------   -------------             -----
Net interest
  income                       $ 14,957            $ 1,999              $ 16,956

Net income                        3,888                437                 4,325

Year Ended
December 31,
1994
----
Net interest
  income                       $ 12,867            $ 1,708              $ 14,575

Net income                        2,760                169                 2,929

NOTE 3. PENDING BRANCH ACQUISITION. In October, the Bank of Salinas entered into a definitive agreement to purchase certain assets and assume certain liabilities of the Gonzales and Castroville branch offices of Wells Fargo Bank outstanding as of the close of business on February 21, 1997 (including unaudited total deposit liabilities of approximately $34 million). As a result of the transaction the Bank will assume deposit liabilities, receive cash, and acquire tangible assets. This transaction will result in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

NOTE 4. CASH AND DUE FROM BANKS. The Company, through its bank subsidiaries, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. At December 31, 1996 the Company maintained reserves of approximately $4,252,000 in the form of vault cash and balances at the Federal Reserve to satisfy regulatory requirements.

NOTE 5. SECURITIES. The scheduled maturities and weighted average yields of the Company's held-to-maturity securities portfolio as of December 31, 1996 and 1995 are as follows:

---------------------------------------------------------------------------------------------
                                                                                     Weighted
                                  Carrying   Unrealized  Unrealized     Market       Average
In thousands                       Value       Gain         Losses       Value       Yield
---------------------------------------------------------------------------------------------
December 31, 1996
U.S. Treasury and
   agency securities
     Maturing within 1 year         $29,358     $    46     $     9     $29,395        5.72%
     Maturing after 1 year
       but within 5 years            37,460          71          96      37,435        5.80%

     Maturing after 10 years          1,027           1          44         984        6.06%
Corporate Debt Securities
     Maturing within 1 year           3,028          --          11       3,017        5.28%
Other                                     4          --          --           4          --
---------------------------------------------------------------------------------------------

     Totals                         $70,877     $   118     $   160     $70,835        5.75%
---------------------------------------------------------------------------------------------

December 31, 1995
U.S. Treasury and
   agency securities
     Maturing within 1 year         $32,415     $   234     $     6     $32,643        5.37%
     Maturing after 1 year
       but within 5 years            45,942         259          --      46,201        5.70%
    Maturing after 10 years           1,282          --          17       1,265        7.50%
Other                                     4          --          --           4          --
---------------------------------------------------------------------------------------------
       Totals                       $79,643     $   493     $    23     $80,113        5.59%
---------------------------------------------------------------------------------------------

At December 31, 1996 and 1995, all securities were classified as held-to-maturity and securities with a book value of $45,834,000 and $37,989,000 were pledged as collateral for deposits of public funds and other purposes as required by law or contract.

There were no sales of securities in 1996, 1995 or 1994.

NOTE 6. LOANS AND ALLOWANCE FOR CREDIT LOSSES. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, the ultimate recovery of which is generally dependent on the successful operation, sale or refinancing of the real estate, totaling approximately $143.5 million. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the credit worthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means. Credit losses from lending transactions related to real estate and agriculture compare favorably with the Company's credit losses on its loan portfolio as a whole.

The activity in the allowance for credit losses is summarized as follows:

-------------------------------------------------------------------------------
In thousands                                  1996          1995          1994
-------------------------------------------------------------------------------
   Balance, beginning of year               $ 4,446       $ 4,068       $ 2,840
   Provision charged to expense                 352           695         1,745
   Loans charged off                           (620)         (434)         (583)
   Recoveries                                   194           117            66
-------------------------------------------------------------------------------

   Balance, end of year                     $ 4,372       $ 4,446       $ 4,068
-------------------------------------------------------------------------------

In determining the provision for estimated losses related to specific major loans, management evaluates its allowance on an individual loan basis, including an analysis of the credit worthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Specific valuation allowance for secured loans are determined by the excess of recorded investment in the loan over the fair market value or net realizable value where appropriate, of the collateral. In determining overall general valuation allowances to be maintained and the loan loss allowance ratio, management evaluates many factors including prevailing and forecasted economic conditions, regular reviews of the quality of loans, industry experience, historical loss experience, composition and geographic concentrations of the loan portfolio, the borrowers' ability to repay and repayment performance and estimated collateral values.

Management believes that the allowance for credit losses at December 31, 1996 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Nonperforming loans at December 31 are summarized below:

--------------------------------------------------------------------------------
In thousands                                                     1996      1995
--------------------------------------------------------------------------------
Past due 90 days or more and still accruing
   Real estate                                                   $ 59       $ 71
   Commercial                                                      60         35
   Installment and other                                           90         --
--------------------------------------------------------------------------------
                                                                  209        106
--------------------------------------------------------------------------------
Nonaccrual:
   Real estate                                                    419        633
   Commercial                                                     184        194
   Installment and other                                            1         24
--------------------------------------------------------------------------------
                                                                  604        851
--------------------------------------------------------------------------------
Total                                                            $813       $957
--------------------------------------------------------------------------------

Interest due but excluded from interest income on nonaccrual loans was approximately $50,000 in 1996, $166,000 in 1995 and $306,000 in 1994. In 1996
and 1994, interest income recognized from payments received on nonaccrual loans was $619,000 and $92,000, respectively. In 1995, no payments received on nonaccrual loans were included in interest income

At December 31, 1996 and 1995, the recorded investment in loans that are considered impaired was $965,000 and $1,099,000 of which $541,000 and $189,000 are included as nonaccrual loans above. Such impaired loans had a valuation allowance of $446,000 and $535,000. The average recorded investment in impaired loans during 1996 and 1995 was $1,376,000 and $973,000, respectively. The Company recognized interest income on impaired loans of $13,000 and $103,000 in 1996 and 1995, respectively.

Other real estate owned included in other assets was $348,000 and $506,000 (net of a $185,000 and $215,000 valuation allowance) at December 31, 1996 and 1995, respectively.

Note 7. Premises and equipment. Premises and equipment at December 31 are summarized as follows:

--------------------------------------------------------------------------------
In thousands                                                1996          1995
--------------------------------------------------------------------------------
   Furniture and equipment                                $ 3,450       $ 2,502
   Leasehold improvement                                    1,079         1,842
--------------------------------------------------------------------------------
                                                            4,529         4,344
   Accumulated depreciation and amortization               (3,389)       (3,011)
--------------------------------------------------------------------------------
   Premises and equipment, net                              1,140         1,333
--------------------------------------------------------------------------------

The Company's facilities leases expire in June 1997 through December 1999 with options to extend for two to fifteen years. These include four facilities leased from shareholders at terms and conditions which management believes are consistent with the market. Rental rates are adjusted annually for changes in certain economic indices. Rental expense was approximately $406,000, $397,000 and $401,000, including lease expense to shareholders of $174,000, $170,000 and $168,000 in 1996, 1995 and 1994, respectively. The minimum annual rental commitments under these leases, including the remaining rental commitment under the leases to shareholders, are as follows:

--------------------------------------------------------------------------------
                                                                       Operating
In thousands                                                             Leases
--------------------------------------------------------------------------------
   1997                                                                 $    390
   1998                                                                      390
   1999                                                                      301
--------------------------------------------------------------------------------
Total                                                                   $  1,081
--------------------------------------------------------------------------------

NOTE 8. INCOME TAXES.  The provision for income taxes is as follows:

--------------------------------------------------------------------------------
In thousands                            1996            1995              1994
--------------------------------------------------------------------------------
   Current:
     Federal                          $ 2,830          $ 2,287          $ 2,136
     State                              1,041              856              787
--------------------------------------------------------------------------------
     Total                              3,871            3,143            2,923
--------------------------------------------------------------------------------
   Deferred:
     Federal                             (289)            (125)            (647)
     State                                (11)             (43)            (230)
--------------------------------------------------------------------------------
     Total                               (300)            (168)            (877)
--------------------------------------------------------------------------------
   Total                              $ 3,571          $ 2,975          $ 2,046
--------------------------------------------------------------------------------


A reconciliation of the Federal income tax rate to the effective tax rate is as follows:

--------------------------------------------------------------------------------
                                                    1996        1995       1994
--------------------------------------------------------------------------------
   Statutory Federal income tax rate                35.0%       35.0%       35.0%
   State income taxes (net of
     Federal income tax benefit)                     7.6%        7.8%        7.6%
     Change in the valuation allowance
        for deferred taxes                          (4.0%)      (2.5%)      (1.5%)
   Other                                            (0.7%)       0.5%        0.0%
--------------------------------------------------------------------------------
   Effective tax rate                               37.9%       40.8%       41.1%
--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, respectively, are presented below:

--------------------------------------------------------------------------------
In thousands                                                1996          1995
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
   Provision for credit losses                             $ 1,699      $ 1,743
   Net operating loss                                          187          306
   State income taxes                                          152          117
   Salary continuation plan                                    113           --
   Excess serving rights                                        97           88
   OREO valuation reserve                                       97           98
   Accrual to cash adjustments                                 (51)        (106)
   Interest on nonaccrual loans                                 25          191
   Depreciation                                                 16           20
   Other                                                        33            6
--------------------------------------------------------------------------------
      Subtotal                                               2,368        2,463
   Valuation allowance for deferred tax assets                  --         (381)
--------------------------------------------------------------------------------
Net deferred tax asset                                     $ 2,368      $ 2,082
--------------------------------------------------------------------------------

NOTE 9. DETAIL OF OTHER EXPENSE. Other expense for the years ended December 31, 1996, 1995 and 1994 consists of the following:

--------------------------------------------------------------------------------
In thousands                                          1996       1995       1994
--------------------------------------------------------------------------------
   Professional fees                                   454        644        224
   Customer expenses                                   379        213        168
   Marketing                                           345        253        226
   Data processing                                     330        261        215
   Stationary and supplies                             319        247        208
   Shareholder and director                            284        187        167
   Insurance                                           176        215        175
   Dues and assessments                                 65        487        619
   Write down of other real estate owned                --        215         24
   Other                                               761        704        684
--------------------------------------------------------------------------------
Total                                                3,113      3,426      2,710
--------------------------------------------------------------------------------

NOTE 10. STOCK PURCHASE WARRANTS. During 1995 and 1994, warrants were issued in connection with the sale of the Company's common stock at a rate of one warrant for every share of stock purchased. The warrants are exercisable at $5.75 and expire on June 30, 1999. During 1996, 21,932 warrants were exercised (none in 1995 and 1994) and at December 31, 1996, 116,173 warrants were outstanding.

NOTE 11. EMPLOYEE BENEFIT PLANS. The Company has two stock option plans under which incentive stock options or nonqualified stock options may be granted to certain key employees or directors to purchase authorized, but unissued, common stock. Shares may be purchased at a price not less than the fair market value of such stock on the date of grant. Options vest over various periods not in excess of ten years from date of grant and expire not more than ten years from date of grant.

Activity under the stock option plans adjusted for stock dividends is as follows:

                                                                                    Weighted
                                                                                     Average
---------------------------------------------------------------------------------------------
                                                   Shares   Price per share           Price
---------------------------------------------------------------------------------------------
Balances, January 1, 1994                           534,171      $1.95-6.49         $    3.29
  Exercised                                         (19,297)           1.95              1.95
  Expired                                            (8,946)           6.49              6.49
---------------------------------------------------------------------------------------------
Balances, December 31, 1994                         505,928       1.95-6.49              3.28
  Granted (wt. avg. fair value $2.66 per share)     188,858       4.79-9.70              8.11
  Exercised                                          (6,122)      1.95-6.49              3.60
  Canceled                                          (34,428)      3.35-8.49              5.92
---------------------------------------------------------------------------------------------
Balances, December 31, 1995                         654,236       1.95-9.70              4.54
  Granted (wt. avg. fair value $4.00 per share)     321,000     11.06-14.33             14.20
  Exercised                                         (63,500)      1.95-6.49              3.07
  Expired                                           (18,075)      1.95-8.49              4.57
---------------------------------------------------------------------------------------------
Balances, December 31, 1996                         893,661      1.95-14.33              7.78
---------------------------------------------------------------------------------------------

Additional information regarding options outstanding as of December 31, 1996 is as follows:

--------------------------------------------------------------------------------------------------
                                          Options Outstanding            Options Exercisable
                                   -------------------------------   -----------------------------
                                   Weighted Average
                                       Remaining       Weighted                         Weighted
     Range of             Number      Contractual       Average         Number          Average
  Exercise Prices      Outstanding    Life (years)   Exercise Price  Exercisable    Exercise Price
--------------------------------------------------------------------------------------------------
         $1.95-3.19         379,590         2.0       $    3.12        267,054          $   3.11
          4.79-8.48         184,821         7.8            7.73         75,043              7.11
         9.69-14.33         329,250         9.7           13.19          1,650              9.69
--------------------------------------------------------------------------------------------------
        $1.95-14.33         893,661         6.1       $    7.78        343,747          $   4.02
--------------------------------------------------------------------------------------------------

At December 31, 1996, 380,253 shares were available for additional grants.

401(K) SAVINGS PLAN

The Company has a 401(k) Savings Plan under which eligible employees may elect to make tax deferred contributions from their annual salary, to a maximum established annually by the IRS. The Company matches 20% of the employees' contributions. The Company may make additional contributions to the plan at the discretion of the Board of Directors. All employees meeting age and service requirements are eligible to participate in the Plan. Company contributions vest after 3 years of service. Company contributions during 1996, 1995 and 1994 which are funded currently, totaled $46,000, $43,000 and $37,000, respectively.

SALARY CONTINUATION PLAN

In 1996 the Company established a salary continuation plan for five officers which provides for retirement benefits upon reaching age 63. The Company accrues such post-retirement benefits over the vesting periods (of five or ten years). In the event of a change in control of the Company, the officers' benefits will fully vest. The Company accrued $250,000 in 1996.

EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 1996, the Company established an employee stock ownership plan. Under this plan, the Company intends to make contributions which will be invested primarily in Company stock. All full time employees meeting the age and service requirements are eligible to participate and will receive a share of each company contribution either in proportion to their annual compensation expense or in an equal amount for each eligible employee at the discretion of the Company. Contributions vest to each employee based on their years of service ( three to seven years). Upon retirement, employees will receive the value of the amounts which have been accumulated in their accounts in the form of Company stock.

Contributions to the plan are at the discretion of the Company. Company contributions during 1996 totaled $50,000.

ADDITIONAL STOCK PLAN INFORMATION

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, four years following vesting; average stock volatility of 12%; average risk free interest rate of 5.79%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $4,203,000 ($0.93 per share) in 1995 and $5,348,000 ($1.14 per share) in
1996. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

NOTE 12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

--------------------------------------------------------------------------------------------
                                          December 31, 1996             December 31, 1995
--------------------------------------------------------------------------------------------
                                        Carrying     Estimated       Carrying      Estimated
In thousands                             Amount      Fair Value       Amount      Fair Value
--------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and cash equivalents              $ 60,657       $ 60,657       $ 74,679       $ 74,679
Interest-bearing deposits in other
  financial institutions                    999            999          4,492          4,496
Securities                               70,877         70,835         79,643         80,113
Loans held for sale                         447            483            540            585
Loans, net                              235,992        236,060        191,000        191,166

FINANCIAL LIABILITIES
Demand deposits                         166,541        166,541        142,620        142,620
Time deposits                            82,472         82,863         62,419         62,794
Savings                                  89,650         89,650        121,050        121,050


The following estimates and assumptions were used to estimate the fair value of the financial instruments.

CASH AND CASH EQUIVALENTS - The carrying amount is a reasonable estimate of fair value.

INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS AND SECURITIES - Fair values of interest-bearing deposits in other financial institutions and securities are based on quoted market prices or dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

LOANS, NET - Fair values for certain commercial, construction, revolving customer credit and other loans were estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and similar maturities, adjusted for the allowance for credit losses.

Certain adjustable rate loans have been valued at their carrying values, if no significant changes in credit standing have occurred since origination and the interest rate adjustment characteristics of the loan effectively adjust the interest rate to maintain a market rate of return. For adjustable rate loans which have had changes in credit quality, appropriate adjustments to the fair value of the loans are made.

DEMAND DEPOSITS, TIME DEPOSITS AND SAVINGS - The fair value of noninterest-bearing and adjustable rate deposits and savings is the amount payable upon demand at the reporting date. The fair value of fixed-rate interest-bearing deposits with fixed maturity dates was estimated by discounting the cash flows using rates currently offered for deposits of similar remaining maturities.

OFF-BALANCE SHEET INSTRUMENTS - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair values of such off-balance sheet instruments were not significant at December 31, 1996 and 1995 and, therefore, have not been included in the table above.

NOTE 13. COMMITMENTS AND CONTINGENCIES. In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including loan commitments of approximately $80,055,000 and standby letters of credit and financial guarantees of $1,551,000 at December 31, 1996. The Bank does not anticipate any losses as a result of these transactions.

Approximately $16,068,000 of loan commitments outstanding at December 31, 1996 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans. Many of these loan commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements.

Stand-by letters of credit are commitments written by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by the Bank's commercial customers, are typically short-term in nature and virtually all such commitments are collateralized.

Most of the outstanding commitments to extend credit are at variable rates tied to the Bank's reference rate of interest. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit issued is the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company controls the credit risk of the off-balance sheet financial instruments through the normal credit approval and monitoring process.

NOTE 14. RELATED PARTY LOANS. The Company makes loans to officers and directors and their associates subject to loan committee approval and ratification by the Board of Directors. These transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than normal risk of collectibility. An analysis of changes in related party loans for the year ended December 31, 1996 is as follows:

----------------------------------------------------------------------------------
Beginning balance               Additions         Repayments       Ending balance
----------------------------------------------------------------------------------
$7,170,000                     $10,948,000        $ 8,372,000        $ 9,746,000
----------------------------------------------------------------------------------

Committed lines of credit, undisbursed loans and standby letters of credit to directors and officers at December 31, 1996 were approximately $1,746,000.

NOTE 15. REGULATORY MATTERS. The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action require that the Company meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and a minimum leverage ratio of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1996 that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996 and 1995, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table shows the Company's and the Banks' actual capital amounts and ratios at December 31, as well as the minimum capital ratios to be categorized as "well capitalized" under the regulatory framework:

                                                                                        To Be Categorized
                                                                                      Well Capitalized Under
                                                                      For Capital       Prompt Corrective
                                                    Actual         Adequacy Purposes:   Action Provisions:
                                             ------------------    ------------------  --------------------
                                             Amount       Ratio    Amount      Ratio    Amount       Ratio
                                             ------       -----    ------      -----    ------       -----
As of December 31, 1996:
Total Capital (to Risk Weighted Assets):
      COMPANY                               39,562,000    15.4%    20,584,000   8.0%           N/A
      Bank of Salinas                       34,134,000    15.1%    18,043,000   8.0%    22,554,000  10.0%
      Cypress Bank                           4,700,000    15.1%     2,493,000   8.0%     3,117,000  10.0%
Tier 1 Capital (to Risk Weighted Assets):
      COMPANY                               36,332,000    14.1%    10,292,000   4.0%           N/A
      Bank of Salinas                       31,302,000    13.9%     9,021,000   4.0%    13,532,000   6.0%
      Cypress Bank                           4,309,000    13.8%     1,247,000   4.0%     1,870,000   6.0%

Tier 1 Capital (to Average Assets)
      COMPANY                               36,332,000    10.1%    14,321,000   4.0%           N/A
      Bank of Salinas                       31,302,000    10.1%     9,326,000   3.0%    15,543,000   5.0%
      Cypress Bank                           4,309,000     9.1%     1,887,000   4.0%     2,358,000   5.0%

As of December 31, 1995:
Total Capital (to Risk Weighted Assets):
      COMPANY                               32,655,000    15.0%    17,395,000   8.0%           N/A
      Bank of Salinas                       28,117,000    15.1%    14,852,000   8.0%    18,565,000  10.0%
      Cypress Bank                           4,327,000    13.6%     2,536,000   8.0%     3,170,000  10.0%

Tier 1 Capital (to Risk Weighted Assets):
      COMPANY                               29,916,000    13.8%     8,697,000   4.0%           N/A
      Bank of Salinas                       25,776,000    13.9%     7,426,000   4.0%    11,139,000   6.0%
      Cypress Bank                           3,930,000    12.4%     1,268,000   4.0%     1,902,000   6.0%
Tier 1 Capital (to Average Assets)
      COMPANY                               29,916,000     9.1%    13,180,000   4.0%           N/A
      Bank of Salinas                       25,776,000     8.8%    11,662,000   4.0%    14,578,000   5.0%
      Cypress Bank                           3,930,000    10.4%     1,516,000   4.0%     1,895,000   5.0%

The ability of the Company to pay cash dividends in the future will largely depend upon the cash dividends paid to it by its subsidiary Banks. Under State and Federal law regulating banks, cash dividends declared by a Bank in any calendar year generally may not exceed its undistributed net income for the preceding three fiscal years, less distributions to the Company, or its retained earnings. Under these provisions, and considering minimum regulatory capital requirements, the amount available for distribution from the Banks to the Company was approximately $10,484,000 as of December 31, 1996.

The Banks are subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Banks are prohibited from lending to the Company unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Banks are limited to 10% of Bank shareholders' equity, or a combined maximum of $3,561,000 at December 31, 1996. No such advances were made during 1996 or 1995.

NOTE 16. CENTRAL COAST BANCORP (Parent Company Only)
The condensed financial statements of Central Coast Bancorp follow (in thousands):

CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------
December 31,                                                  1996         1995
--------------------------------------------------------------------------------
Assets:
   Cash - interest bearing account with Bank                 $    74     $   315
   Investment in Banks                                        35,611      29,706
   Premises and equipment, net                                    68          --
   Other assets                                                  844          80
--------------------------------------------------------------------------------
     Total assets                                            $36,597     $30,101
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
   Liabilities                                               $   265     $   185
   Common stock                                               30,856      25,860
   Retained earnings                                           5,476       4,056
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $36,597     $30,101
--------------------------------------------------------------------------------


CONDENSED INCOME STATEMENTS

--------------------------------------------------------------------------------------
Years ended December 31,                                   1996        1995       1994
--------------------------------------------------------------------------------------
   Management fees                                        $  840
   Cash dividends received from the Banks                    500      $  600
   Operating expenses                                      1,737         437      $ 91
--------------------------------------------------------------------------------------
   Income (loss) before income taxes and equity in
     undistributed net income of Banks                      (397)        163       (91)
   Provision (credit) for income taxes                      (352)        (66)      (38)
   Equity in undistributed
     net income of Banks                                   5,905       4,096         -
--------------------------------------------------------------------------------------
   Net income (loss)                                      $5,860      $4,325      $(53)
--------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------
Years ended December 31,                                  1996         1995       1994
----------------------------------------------------------------------------------------
Increase (decrease) in cash:
Operations:
   Net income (loss)                                     $ 5,860      $ 4,325    $   (53)
   Adjustments to reconcile net
     income (loss) to net cash provided
     by operations:
     Equity in undistributed
       net income of Banks                                (5,905)      (4,096)         -
     Depreciation                                              1            -          -
    (Increase) decrease in other assets                     (522)         (34)       (46)
     Increase (decrease) in liabilities                       80          194          3
----------------------------------------------------------------------------------------
   Net cash provided (used) by operations                   (486)         389        (96)
----------------------------------------------------------------------------------------
Investing Activities -
     Capital expenditures                                    (69)           -          -
----------------------------------------------------------------------------------------
Financing Activities:
     Short-term borrowings                                     -         (125)       125
     Common stock issued                                       -            -          1
     Common stock repurchased                                 (5)           -         (1)
     Stock options exercised                                 319           22          -
----------------------------------------------------------------------------------------
   Net cash provided (used) by financing activities          314         (103)       125
----------------------------------------------------------------------------------------
     Net increase (decrease) in cash                        (241)         286         29
     Cash balance beginning of year                          315           29          -
----------------------------------------------------------------------------------------
    Cash, balance end of year                            $    74      $   315    $    29
----------------------------------------------------------------------------------------

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and ten percent or more shareholders of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of the Company's equity securities. Officers, directors and ten percent or more shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, except for Directors Souza and Glover, each of whom failed to timely file one report on Form 3, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of ten percent or more of the Company's equity securities appear to have been met.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

 ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM     13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

                 (a)(1)   Financial Statements.    Listed and included in Part
                          II, Item 8.

                 (2)      Financial Statement Schedules.    Not applicable.

                 (3)      Exhibits.

                          (2.1) Agreement and Plan of Reorganization and Merger by and between Central Coast Bancorp, CCB Merger Company and Cypress Coast Bank dated as of December 5, 1995, incorporated by reference from Exhibit 99.1 to Form 8-K filed with the Commission on December 7, 1995.

                          (3.1)            Articles of Incorporation
                                           incorporated by reference from
                                           Exhibit 4.8 to Registration Statement
                                           on Form S-8 No. 33-89948 filed with
                                           the Commission on March 3, 1995.

                          (3.2)            Bylaws incorporated by reference from
                                           Exhibit 4.9 to Registration Statement
                                           on Form S-8 No. 33-89948 filed with
                                           the Commission on March 3, 1995.

                          (4.1) Specimen form of Central Coast Bancorp stock certificate incorporated by reference from the Company's 1994 Annual Report on Form 10K.

                          (10.1) Lease agreement dated December 12, 1994, related to 301 Main Street, Salinas, California incorporated by reference from the Company's 1994 Annual Report on Form 10K.

                          (10.2) King City Branch Lease incorporated by reference from Exhibit 10.3 to Registration Statement on Form S-4 No. 33-76972, filed with the
                                           Commission on March 28, 1994.

                          (10.3) Amendment to King City Branch Lease incorporated by reference from
                                           Exhibit 10.4 to Registration
                                           Statement on Form S-4 No. 33-76972,
                                           filed with the Commission on March
                                           28, 1994.

                          *(10.4) 1982 Stock Option Plan, as amended, incorporated by reference from
                                           Exhibit 4.2 to Registration
                                           Statement on Form S-8 No. 33-89948,
                                           filed with the Commission on

                                           March 3, 1995.

                          *(10.5) Form of Nonstatutory Stock Option Agreement under the 1982 Stock Option Plan incorporated by reference from Exhibit 4.6 to
                                           Registration Statement on Form S-8
                                           No. 33-89948, filed with the
                                           Commission on March 3, 1995.

                          *(10.6) Form of Incentive Stock Option Agreement under the 1982 Stock Option Plan incorporated by reference from Exhibit 4.7 to
                                           Registration Statement on Form S-8
                                           No. 33-89948, filed with the
                                           Commission on March 3, 1995.

                          *(10.7) 1994 Stock Option Plan incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 No. 33-89948, filed with the
                                           Commission on March 3, 1995.

                          *(10.8) Form of Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.3 to
                                           Registration Statement on Form S-8
                                           No. 33-89948, filed with Commission
                                           on March 3, 1995.

                          *(10.9) Form of Incentive Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.4 to
                                           Registration Statement on Form S-8
                                           No. 33-89948, filed with the
                                           commission on March 3, 1995.

                          *(10.10) Form of Director Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.5 to
                                           Registration Statement on Form S-8
                                           No. 33-89948, filed with the
                                           commission on March 3, 1995.

                          *(10.11)         Form of Bank of Salinas
                                           Indemnification Agreement for
                                           directors and executive officers
                                           incorporated by reference from
                                           Exhibit 10.9 to Amendment No. 1 to
                                           Registration Statement on Form S-4
                                           No. 33-76972, filed with the
                                           commission on April 15, 1994.

                          *(10.12) 401(k) Pension and Profit Sharing Plan Summary Plan Description incorporated by reference from
                                           Exhibit 10.8 to Registration
                                           Statement on Form S-4 No. 33-76972,
                                           filed with the Commission on March
                                           28, 1994.

                          *(10.13)         Specimen form of Employment
                                           Agreement.

                          *(10.14) Specimen form of Executive Salary Continuation Agreement

                          *(10.15) 1994 Stock Option Plan, as amended, incorporated by reference from Exhibit A to the Proxy statement filed with the Commission on
                                           September 3, 1996 in connection with
                                           Central Coast Bancorp's 1996 Annual
                                           Shareholders' Meeting held on
                                           September 23, 1996.

                          (10.16) Specimen for of Indemnification Agreement, incorporated by reference from Exhibit D to the Proxy statement filed with the Commission on September 3, 1996 in connection with Central Coast Bancorp's 1996 Annual Shareholders' Meeting held on September 23, 1996.

                          (10.17) Purchase and Assumption Agreement for the Aquisistion of Wells Fargo Bank Branches

                         *(10.18) Employee Stock Ownership Plan and Trust Agreement

                           (21.1) The Registrant's only subsidiaries are its wholly-owned subsidiaries, Bank of Salinas and Cypress Bank.

                           (23.1)          Independent auditors' consent.

                           (27)            Financial Data Schedule

                          *Denotes management contracts, compensatory plans or arrangements.


         (b)     Reports on Form 8-K. - none




An Annual Report for the fiscal year ended December 31, 1996, and Notice of Annual Meeting and Proxy Statement for the Company's 1997 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CENTRAL COAST BANCORP

Date: March 24, 1997                     By:   /s/ Nick Ventimiglia
                                               -------------------------------
                                               Nick Ventimiglia,  President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 24, 1997                     By:   /s/ Thomas A. Sa
                                               -------------------------------
                                               Thomas A. Sa,  Senior Vice
                                               President and Chief Financial
                                               Officer
                                               (Principal Financial and
                                               Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


 Signature                           Title                        Date
 ---------                          -------                       ----

/s/ Andrew E. Ausonio                Director                    3/24/97
----------------------------
(Andrew E. Ausonio)

/s/ C. Edward Boutonnet              Director                    3/24/97
----------------------------
(C. Edward Boutonnet)

                                     Director                    3/24/97
----------------------------
(Bradford G. Crandall)

                                     Director                    3/24/97
----------------------------
(Alfred P. Glover)

                                     Director                    3/24/97
----------------------------
(Richard C. Green)

/s/ Robert M. Mraule                 Director                    3/24/97
----------------------------
(Robert M. Mraule)

/s/ Duncan L. McCarter               Director                    3/24/97
----------------------------
(Duncan L. McCarter)

                                     Director                    3/24/97
----------------------------
(Louis A. Souza)

                                     Director                    3/24/97
----------------------------
(Mose E. Thomas)

/s/ Nick Ventimiglia                 Chairman, President         3/24/97
----------------------------         and CEO
(Nick Ventimiglia)

                                 EXHIBIT INDEX




Exhibit                                                            Sequential
Number                    Description                             Page Number
------                    -----------                             -----------


10.13           Specimen form of Employment Agreement                    75

10.14           Specimen form of Executive Salary
                Continuation Agreement                                   85

10.17           Purchase and Assumption Agreement for
                the Aquisition of Wells Fargo Bank Branches             101

10.18           Employee Stock Ownership Plan and
                Trust Agreement                                         162

23.1            Independent auditors' consent.                          242

27              Financial Data Schedule