Form 10-Q
period 1997-03-31
CENTRAL COAST BANCORP
filed 1997-05-13
CIK 921085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________________ to ________________

                          Commission File No. 0-25418.

                              CENTRAL COAST BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                         77-0367061
-------------------------------                      ------------------------
(State or other jurisdiction of                      (IRS Employer ID Number)
incorporation or organization)


301 Main Street, Salinas, California                          93901
------------------------------------                          -----
(Address of principal executive offices)                    (Zip code)

                                (408) 422-6642
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   No par value Common Stock - 4,344,950 shares outstanding at April 8, 1997.

                                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:   CENTRAL COAST BANCORP AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED BALANCE SHEETS

-----------------------------------------------------------------------------------------------
                                                                   March 31,      December 31,
                                                                      1997            1996
                                                                  (Unaudited)
-----------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                       $  32,589,000   $  37,522,000
  Federal funds sold                                               54,706,000      23,135,000
-----------------------------------------------------------------------------------------------
    Total cash and equivalents                                     87,295,000      60,657,000

  Interest-bearing deposits in other financial institutions           399,000         999,000
  Securities:
    Available-for-sale                                             24,529,000             -
    Held-to-maturity                                               75,059,000      70,877,000

    (Market value:  $74,759,000 at March 31, 1997
        and $70,835,000 at December 31, 1996)
  Loans held for sale                                                 612,000         447,000
  Loans:
    Commercial                                                    108,182,000     111,545,000
    Real estate-construction                                       22,380,000      27,997,000
    Real estate-other                                              99,692,000      93,241,000
    Installment                                                     7,580,000       8,230,000
-----------------------------------------------------------------------------------------------
    Total loans                                                   237,834,000     241,013,000
    Allowance for credit losses                                    (4,313,000)     (4,372,000)
    Deferred loan fees, net                                          (615,000)       (649,000)
-----------------------------------------------------------------------------------------------
  Net Loans                                                       232,906,000     235,992,000
-----------------------------------------------------------------------------------------------
  Premises and equipment, net                                       1,909,000       1,140,000
  Accrued interest receivable and other assets                      7,607,000       6,720,000
-----------------------------------------------------------------------------------------------
Total assets                                                    $ 430,316,000   $ 376,832,000
===============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Demand, noninterest bearing                                 $  92,453,000   $  90,149,000
    Demand, interest bearing                                      100,805,000      76,392,000
    Savings                                                        90,179,000      89,650,000
    Time                                                          101,419,000      82,472,000
-----------------------------------------------------------------------------------------------
    Total Deposits                                                384,856,000     338,663,000
  Accrued interest payable and other liabilities                    7,677,000       1,837,000
-----------------------------------------------------------------------------------------------
Total liabilities                                                 392,533,000     340,500,000
-----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
SHAREHOLDERS' EQUITY:
  Preferred stock - no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 20,000,000 shares;
    issued and outstanding: 4,298,238 shares at March 31, 1997
    and 4,273,227 shares at December 31, 1996                      30,908,000      30,856,000

  Retained earnings                                                 6,927,000       5,476,000
  Net unrealized losses on available-for-sale securities              (52,000)            -
-----------------------------------------------------------------------------------------------
Shareholders' equity                                               37,783,000      36,332,000
-----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $ 430,316,000   $ 376,832,000
===============================================================================================

See notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

--------------------------------------------------------------
Three Months Ended March 31,           1997           1996
--------------------------------------------------------------
INTEREST INCOME
   Loans (including fees)          $ 5,932,000    $ 5,589,000
   Investment securities             1,110,000      1,206,000
   Other                               590,000        723,000
--------------------------------------------------------------
       Total interest income         7,632,000      7,518,000
--------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits              2,610,000      2,562,000
   Other                                 2,000             --
--------------------------------------------------------------
       Total interest expense        2,612,000      2,562,000
--------------------------------------------------------------
NET INTEREST INCOME                  5,020,000      4,956,000
PROVISION FOR CREDIT LOSSES                 --        (20,000)
--------------------------------------------------------------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES       5,020,000      4,936,000
--------------------------------------------------------------
OTHER INCOME                           386,000        412,000
--------------------------------------------------------------

OTHER EXPENSES
   Salaries and benefits             1,833,000      1,488,000
   Occupancy                           204,000        195,000
   Furniture and equipment             178,000        153,000
   Other                               734,000        543,000
--------------------------------------------------------------
       Total other expenses          2,949,000      2,379,000
--------------------------------------------------------------
INCOME BEFORE INCOME TAXES           2,457,000      2,969,000
PROVISION FOR INCOME TAXES           1,006,000      1,185,000
--------------------------------------------------------------
       NET INCOME                  $ 1,451,000    $ 1,784,000
==============================================================

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE         $      0.30    $      0.39
==============================================================

See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

----------------------------------------------------------------------------------------------
Three months ended March 31,                                           1997           1996
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
   Net income                                                     $  1,451,000    $  1,784,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for credit losses                                            --          20,000
     Net gain on sale of fixed assets                                  (11,000)             --
     Depreciation                                                      115,000          94,000
     Amortization and accretion                                        (15,000)        (14,000)
     Increase in accrued interest receivable and other assets         (524,000)       (552,000)
     Increase in accrued interest payable and other liabilities      3,040,000       1,165,000
     Decrease in deferred loan fees                                    (34,000)        (17,000)
----------------------------------------------------------------------------------------------
       Net cash provided by operations                               4,022,000       2,480,000
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in interest-bearing
     deposits in financial institutions                                600,000       2,888,000
   Purchases of investment securities                              (32,350,000)    (31,805,000)
   Proceeds from maturities
     of investment securities                                        3,566,000      24,475,000
   Net change in loans held for sale                                  (165,000)             --
   Net (increase) decrease in loans                                  2,660,000      (1,486,000)
   Proceeds from sale of other real estate owned                       133,000              --
   Proceeds from sale of fixed assets                                   11,000              --
   Capital expenditures                                               (884,000)        (14,000)
----------------------------------------------------------------------------------------------
       Net cash used in investing activities                       (26,429,000)     (5,942,000)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                      46,193,000      (9,449,000)
   Net increase in short-term borrowings                             2,800,000              --
   Proceeds from sale of stock                                          60,000          40,000
   Common stock repurchased                                             (8,000)             --
----------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities             49,045,000      (9,409,000)
----------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                   26,638,000     (12,871,000)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           60,657,000      74,679,000
----------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                               $ 87,295,000    $ 61,808,000
==============================================================================================

OTHER CASH FLOW INFORMATION:
   Interest paid                                                  $  2,213,000    $  2,438,000
   Income taxes paid                                                        --              --
==============================================================================================

See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. The results of operations for the three month period ended March 31, 1997 may not necessarily be indicative of the operating results for the full year.

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

The carrying value and approximate market value of securities at March 31, 1997 and December 31, 1996 are as follows:

                                 Amortized     Unrealized  Unrealized   Market
In thousands                        Cost        Gain      Losses       Value
----------------------------------------------------------------------------
MARCH 31, 1997
Available for sale securities:
U.S. Treasury and
   agency services
     Maturing after 1 year
       but within 5 years          $ 9,475     $   --      $    83      $ 9,392
Bankers' Acceptances
     Maturing within 1 year         15,139         --      $     6     $ 15,133
Other                                    4         --          --             4
--------------------------------------------------------------------------------
                                   $24,618     $   --      $    89     $ 24,529
--------------------------------------------------------------------------------
Held to maturity securities:
U.S. Treasury and
   agency services
     Maturing within 1 year        $36,314     $     3     $    64      $36,253
     Maturing after 1 year
       but within 5 years           29,741           2         221       29,522
     Maturing after 5 years
       but within 10 years           5,035          --          28        5,007
     Maturing after 10 years           952          14          --          966
Corporate Debt Securities
     Maturing within 1 year          3,017          --           6        3,011
--------------------------------------------------------------------------------
                                   $75,059      $   19     $   319      $74,759
--------------------------------------------------------------------------------
Total investment securities        $99,677      $   19     $   408      $99,288
================================================================================
DECEMBER 31, 1996
Held to maturity securities:
U.S. Treasury and
   agency services
     Maturing within 1 year        $29,358      $   46     $     9      $29,395
     Maturing after 1 year
       but within 5 years           37,460          71          96       37,435
     Maturing after 10 years         1,027           1          44          984
Corporate Debt Securities
     Maturing within 1 year          3,028          --          11        3,017
Other                                    4          --          --            4
--------------------------------------------------------------------------------
Total investment securities        $70,877      $  118     $   160      $70,835
================================================================================

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:

---------------------------------------------------------------------------
                                             Three months ended March 31,
In thousands                                1997                      1996
---------------------------------------------------------------------------
   Beginning balance                        $ 4,372             $  4,446
   Provision charged to expense                                       20
   Loans charged off                            (88)                 (88)
   Recoveries                                    29                   16
---------------------------------------------------------------------------

   Ending balance                           $ 4,313            $   4,394
===========================================================================

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

Management believes that the allowance for credit losses at March 31, 1997 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

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

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:

----------------------------------------------------------------------------
                                                   March 31,    December 31,
In thousands                                            1997           1996
----------------------------------------------------------------------------
Past due 90 days or more and still accruing
   Real estate                                  $        206       $     59
   Commercial                                             99             60
   Installment and other                                   7             90
----------------------------------------------------------------------------
                                                         312            209
----------------------------------------------------------------------------
Nonaccrual:
   Real estate                                           241            419
   Commercial                                            388            184
   Installment and other
                                                           -              1
----------------------------------------------------------------------------
                                                         629            604
----------------------------------------------------------------------------
Total nonperforming loans                       $        941        $   813
============================================================================
Other real estate owned                         $        676        $   348
============================================================================


4. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $84,884,000 and standby letters of credit of $1,458,000 at March 31, 1997. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1997.

Approximately $14,013,000 of loan commitments outstanding at March 31, 1997 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

5. NET INCOME PER SHARE COMPUTATION

Net income per common and equivalent share is calculated using weighted average shares and dilutive effect of stock options outstanding during the period totaling 4,778,000 and 4,606,000 for the three month periods ended March 31, 1997 and 1996, respectively.

6. BRANCH ACQUISITION

On February 21, 1997, the Bank of Salinas purchased certain assets and assumed certain liabilities of the Gonzales and Castroville offices of Wells Fargo Bank (including unaudited total deposit liabilities of approximately $34 million). As a result of the transaction the Bank assumed deposit liabilities, received cash and acquired tangible assets. In addition, the transaction resulted in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

7.     STOCK SPLIT

On March 28, 1997, a 3-for-2 stock split was distributed to stockholders of record as of March 14, 1997. All share and per share data have been retroactively adjusted to reflect the stock split.

8.     RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.34 and $.42 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

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

Business Organization

Central Coast Bancorp (the "Company") is a California corporation organized in 1994, and is the parent company for Bank of Salinas and Cypress Bank (the "Banks"), state-chartered banks, headquartered in Salinas and Seaside, California, respectively. Other than its investment in the Banks, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the "FRB"), the Company's principal regulator.

The Banks offer a full range of commercial banking services, offering a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in the Salinas Valley and Monterey Peninsula.

Summary of Financial Results

At March 31, 1997, total assets of Central Coast Bancorp were $430,316,000, an increase of $53,484,000 or 14.2% from December 31, 1996 total assets of $376,832,000. Average total assets for the quarters ended March 31, 1997 and 1996 were $390,871,000 and $351,727,000, respectively.

On February 21, 1997, the Bank of Salinas purchased certain assets and assumed certain liabilities of the Gonzales and Castroville offices of Wells Fargo Bank (including unaudited total deposit liabilities of approximately $34 million). As a result of the transaction the Bank assumed deposit liabilities, received cash and acquired tangible assets. In addition, the transaction resulted in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

Net loans at March 31, 1997 were $232,906,000 compared to $235,992,000 at December 31, 1996, a decrease of $3,086,000 or 1.3%. The decrease in loan balances is primarily the result of decreases in commercial, construction and land development and consumer loan categories. Commercial loans decreased $3,363,000 or 3.0% to $108,182,000 at March 31, 1997 from $111,545,000 at December 31, 1996. The decrease in commercial loan balances is primarily due to seasonal fluctuation related to the agribusinesss sector of the local economy. Real estate construction and land development loans of $22,380,000 at March 31, 1997 represented a decrease of $5,617,000 or 20.1% from $27,997,000 at December 31, 1996. Partially offsetting this decrease, was an increase in real estate mortgage loan balances of $6,451,000 or 6.9% to $99,692,000 at March 31, 1997 compared to $93,241,000 at
December 31, 1996.

The Company designated securities with an estimated market value of $24,529,000 as available-for-sale at March 31, 1997. The amortized cost of securities designated as available-for-sale at March 31,1997 was $24,618,000. The available-for-sale portfolio at March 31, 1997 consists primarily of investment-grade bankers' acceptances, U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) with maturities within five years. During the three months ended March 31, 1997, the Company made securities purchases of $24,617,000 to more fully employ excess liquidity.

Securities designated as held-to-maturity at March 31, 1997 were carried at an amortized cost of $75,059,000. The estimated market value of the held-to-maturity portfolio at quarter end was $74,759,000. The held-to-maturity portfolio at March 31, 1997 consists primarily of U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies with maturities within five years. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's intent and ability to hold such securities to maturity. During the three months ended March 31, 1997, the Company made securities purchases of $7,733,000 to replace $3,566,000 of maturities and to more fully employ excess liquidity.

Other earning assets are comprised of Federal funds sold and time deposits at other financial institutions. Federal funds sold balances of $54,706,000 at March 31, 1997 represent an increase of $31,571,000 over $23,135,000 at December 31, 1996. The increase in federal funds sold primarily reflects Bank of Salinas' addition of two branch offices purchased from Wells Fargo in February. The Company also invests a portion of its excess liquidity in time deposits at other financial institutions. Time deposits in other financial institutions were $399,000 at March 31, 1997 compared to $999,000 at December 31, 1996, representing a decrease of $600,000. The decrease in time deposits at other institutions is a result of management's decision to redeploy these funds into other short-term investment securities.

Total deposits of $384,856,000 at March 31, 1997 represent an increase of $46,193,000 or 13.6% over balances of $338,663,000 at December 31, 1996. The increase total in deposits includes increases in all deposit categories, primarily as a result of Bank of Salinas' branch acquisition noted above. Interest bearing demand balances increased $24,413,000 or 32.0% to $100,805,000 at March 31, 1997 from $76,392,000 at December 31, 1996. Interest bearing demand deposits represented approximately 37.9% of the deposits acquired by Bank of Salinas. Noninterest-bearing demand deposits were $92,453,000 at March 31, 1997 compared to $90,149,000 at December 31, 1996, an increase of $2,304,000 or 2.6%. The increase in noninterest bearing demand balances related to the branch purchase was partially offset by seasonal fluctuation in this category. Savings balances of $90,179,000 represent a slight increase of $529,000 or .6% over $89,650,000 at December 31, 1996. Additionally, time deposits increased $18,947,000 or 23.0% to $101,419,000 at March 31, 1997 from $82,472,000 at December 31, 1996.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net income for the three months ended March 31, 1997 was $1,451,000 or $.30 per share compared to $1,784,000 or $.39 per share for the comparable period in 1996. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                                Three months ended March 31, (Unaudited)
In thousands (except percentages)               1997                                1996
----------------------------------------------------------------------------------------------------
                                    Avg                   Avg         Avg                       Avg
                                  Balance     Interest   Yield      Balance       Interest     Yield
----------------------------------------------------------------------------------------------------
Assets:
Earning Assets
  Loans (1)(2)                    $  236,526   $ 5,932   10.2%    $   194,506   $    5,589     11.5%
  Investment Securities               78,696     1,110    5.7%         79,754        1,206      6.1%
  Other                               45,667       590    5.2%         54,512          723      5.3%
                                  ----------   -------            -----------   ----------
Total Earning Assets                 360,889   $ 7,632    8.6%        328,772   $    7,518      9.2%
                                               -------                          ----------
Cash and due from banks               26,983                           20,032
Other assets net of deferred
  loan fees and allowance
  for loan losses                      2,999                            2,923
                                  ----------                      -----------
                                  $  390,871                      $   351,727
                                  ==========                      ===========

Liabilities & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                $    86,789  $    437    2.0%   $     69,370  $       385      2.2%
  Savings                             92,579       926    4.1%        125,509        1,284      4.1%
  Time deposits                       92,332     1,247    5.5%         63,726          893      5.6%
  Other borrowings                      923          2    0.9%             -            -       n/a
                                  ----------   -------            -----------   ----------

Total interest bearing
  liabilities                        272,623     2,612    3.9%        258,605       2,562       4.0%
                                               -------                          ---------
Demand deposits                       80,170                           60,361
Other Liabilities                      1,464                            1,784
                                  ----------                      -----------
Total Liabilities                    354,257                          320,750
Shareholders' Equity                  36,614                           30,977
                                  ----------                      -----------
                                 $  390,871                      $   351,727
                                 ==========                      ===========
Net interest income and
margin (net yield) (3)                        $ 5,020     5.6%                    $    4,956       6.0%
                                              =======     ===                     ==========       ===

----------
1 Loan interest income includes fee income of $276,000 and $173,000, for the three month periods ended March 31, 1997 and 1996, respectively, and interest recognized from payments received on nonaccrual loans of $619,000 for the three month period ended

    March 31, 1996 (none for the three month period ended March 31, 1997).
2 Average balances of loans include average allowance for loan losses of $4,354,000 and $4,421,000, and average deferred loan fees of $649,000 and $543,000 for the three month periods ended March 31, 1997 and 1996, respectively.
3 Net interest margin is computed by dividing net interest income by total average earning assets.

Net interest income for the three months ended March 31, 1997 was $5,020,000 representing an improvement of $64,000 or 1.3% over $4,956,000 for the comparable period in 1996. As a percentage of average earning assets, the net interest margin for the first three months of 1997 was 5.6% and compares to 6.0% in the same period one year earlier. The increase in net interest income is comprised of an increase of $114,000 or 1.5% in interest income partially offset by an increase in interest expense of $50,000 or 2.0%.

Net interest income for the first quarter of 1996 included approximately $498,000 recognized as a result of collection of foregone interest on one nonaccruing loan. Excluding this nonrecurring event, the increase in net interest income would have been $562,000 or 11.3% and a comparable net interest margin of 5.5%.

Interest income recognized in the three months ended March 31, 1997 was $7,632,000 representing an increase of $114,000 or 1.5% over $7,518,000 for the same period of 1996. The increase in interest income was primarily due to an increase in the volume of average earning assets and was partially offset by the nonrecurring recovery of nonaccrual interest in the first quarter of 1996 noted above. Earning assets averaged $360,889,000 in the three months ended March 31, 1997 compared to $328,772,000 in the same period in 1996, representing an increase of $32,117,000 or 9.8%. The increase in average earning assets included an increase in average net loans of $42,020,000 or 21.6% that was partially offset by decreases in investment securities and fed funds sold of $1,058,000 and $8,845,000 or 1.3% and 16.2%, respectively. In addition, as noted above, interest income for the first quarter of 1996 includes approximately $498,000, recognized as a result of collection of foregone interest on one nonaccruing loan. Excluding this nonrecurring event, the increase in interest income would have been $612,000 or 8.7%.

The average yield on interest earning assets decreased to 8.6% in the first three months of 1997 compared to 9.2% for the first three months of 1996. The average yield on earning assets in the first quarter of 1996 after adjusting for the impact of the nonrecurring event noted above would have been 8.7%. Loan fees recognized during the first three months of 1997 were $276,000 compared to $173,000 one year earlier.

Partially offsetting the increase in interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the three months ended March 31, 1997 was $2,612,000 and represented an increase of $50,000 or 2.0% over $2,562,000 for the three months ended March 31, 1996. During the three months ended March 31, 1997, the average rate paid by the Bank on interest-bearing liabilities was 3.9% compared to 4.0% for the same period in 1996. The increase in interest expense for the first quarter of 1997 reflects the impact of an increase in the volume of average interest bearing liabilities as a result of the Bank of Salinas branch purchase. Average interest bearing liabilities were $272,623,000 in the three months ended March 31, 1997 compared to $258,605,000 for the same period in 1996, an increase of $14,018,000 or 5.4%. Partially offsetting the impact on net interest income resulting from the increase in interest bearing liabilities was an increase in average noninterest bearing demand deposits. Average noninterest bearing demand deposits of $80,170,000 for the quarter ended March 31, 1997 represented an increase of $19,809,000 or 32.8% over $60,361,000 for the same period one year earlier.

Credit Risk and Provision for Credit Losses

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

Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totalling approximately $145 million. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgement, these loans are impaired, appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

In the first quarter of 1997, the Bank did not record a provision for loan losses through a charge to earnings as a response to a strengthening economy and continued strong credit performance. This compares to $20,000 charged against earnings for the same period in 1996. Loan balances of $88,000, which were previously identified and fully reserved for, were charged-off in the first quarter of 1997 compared to $88,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $29,000 for the quarter ended March 31, 1997 compared to $16,000 for the same period in 1996. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

At March 31, 1997 the allowance for credit losses was $4,313,000 or 1.81% of total loans, compared to $4,372,000 or 1.81% at December 31, 1996.

Management believes that the allowance for loan losses is maintained at an adequate level for known and anticipated future risks inherent in the loan portfolio. However, the Company's loan portfolio, particularly the real estate related segments, may be adversely affected if California's economic conditions and Monterey County real estate market were to weaken. As a result, the level of nonperforming loans, the provision for loan losses and the level of the allowance for loan losses may increase.

Noninterest Income and Expense

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $386,000 for the three months ended March 31, 1997 as compared to $412,000 for the same period of 1996. The decrease in noninterest income is primarily the result of a decrease in mortgage loan origination fees of approximately $30,000 and a decrease in gains on sales of SBA loans of approximately $35,000. Partially offsetting this impact was an increase in service charges on deposit accounts of $22,000.

Noninterest expense increased $570,000 or 24.0% to $2,949,000 in the quarter ended March 31, 1997 from $2,379,000 in the same period one year earlier. The increase in noninterest expenses is primarily due to increases in salaries and benefits, occupancy and equipment, directors fees and supplies expense. As a percentage of average earning assets, other expenses, on an annualized basis, increased to 3.3% in the first three months of 1997 from 2.9% in the first three months of 1996.

Salary and benefits expense was $1,833,000 in the three months ended March 31, 1997 compared to $1,488,000 in the same period one year earlier, an increase of $345,000 or 23.2%. The increase in salary and benefits expense is primarily due to increased headcount related to the branch acquisition by Bank of Salinas and a de novo branch established in Monterey by Cypress Bank. In addition, salary and benefits expense for the first quarter of 1997 includes an accrual of $63,000 for benefits under salary continuation agreements entered into with Executive Officers of the Company effective in the fourth quarter of 1996.

Occupancy expense for the quarter ended March 31, 1997 was $204,000 and represented an increase of $9,000 or 4.6% over $195,000 for the same period last year. The increase in occupancy expense relates to the branch acquisition by Bank of Salinas and the opening of a de novo branch by Cypress Bank.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 1997, were approximately $84,884,000 and $1,458,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans held for sale. On March 31, 1997, consolidated liquid assets totaled $140.9 million or 32.8% of total assets as compared to $85.1 million or 22.6% of total consolidated assets on December 31, 1996. In addition to liquid assets, the subsidiary banks maintain lines of credit with correspondent banks for up to $15,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. In addition, it has been the Company's policy to restrict average maturities in the investment portfolio to not more than three years. The short-term repricing characteristics of the loan and investment portfolios, and loan agreements which generally require monthly interest payments, provide the Bank with additional secondary sources of liquidity. Another key liquidity ratio is the ratio of gross loans to total deposits, which was 61.8% at March 31, 1997 and 71.2% at December 31, 1996.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Bank's earning assets and interest-bearing liabilities at March 31, 1997, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.


In thousands
-----------------------------------------------------------------------------------------------------------------------
                                                              Over three
Assets and Liabilities                           Next day     months and        Over one
  which Mature or                              and within         within      and within           Over
   Reprice                 Immediately       three months       one year      five years     Five years     Total
-----------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold          $     54,706     $          -      $       -      $        -     $        -   $    54,706
                                                        -              -               -
Purchased CD's                         -              399              -               -              -           399

Investment securities                  4           23,640         30,823          39,133          5,988        99,588
Loans, excluding
   Nonaccrual loans
   and overdrafts                167,219                                                          9,146       236,434
                                                   31,496          8,335          20,238
-----------------------------------------------------------------------------------------------------------------------
Total                       $    221,929   $       55,535      $  39,158     $    59,371    $    15,134   $   391,127
=======================================================================================================================
Interest bearing
   Liabilities:
Interest bearing demand     $    100,805   $            -      $       -     $         -    $         -   $   100,805

Savings                           90,179                -              -               -              -        90,179

Time certificates                    346           16,048         36,054          48,948             23       101,419

-----------------------------------------------------------------------------------------------------------------------
Total                       $    191,330   $       16,048      $  36,054     $    48,948    $        23   $   292,403
=======================================================================================================================
Interest rate
   Sensitivity gap          $     30,599   $       39,487      $   3,104     $    10,423    $    15,111

Cumulative interest
   rate sensitivity gap     $     30,599   $       70,086      $  73,190     $    83,613    $    98,724

Ratios:
Interest rate
   Sensitivity gap                  1.16             3.46           1.09            1.21         658.00

Cumulative interest
   rate sensitivity gap
                                    1.16             1.34           1.30            1.29           1.34
-----------------------------------------------------------------------------------------------------------------------

It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. The Banks strive to achieve this goal through the composition and maturities of the investment portfolio and by adjusting pricing of interest-bearing liabilities, however, as noted above, the ability to manage interest rate exposure may be constrained by competitive pressures.

CAPITAL RESOURCES

The Company's total shareholders' equity was $37,783,000 at March 31, 1997 compared to $36,332,000 at December 31, 1996.

The Company and the Bank are subject to regulations issued by the Board of Governors and the FDIC which require that it maintain a certain level of capital. These regulations impose two capital standards: a risk-based capital standard and a leverage capital standard.

Under the Board of Governor's risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 Capital (defined to included common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital defined to include limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserves for loan and lease losses). Each institution is required to maintain a risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

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

The table below presents the capital and leverage ratios of the Company as of:

(Dollars in thousands)                   March 31, 1997      December 31, 1996
RISK-BASED CAPITAL RATIOS
                                       Amount      Ratio     Amount     Ratio
-----------------------------------------------------------------------------
Tier I Capital                         $  37,783   13.5%    $  36,332    14.1%
Total Capital                          $  41,286   14.8%    $  39,562    15.4%
Total risk-adjusted assets             $ 279,456            $ 257,305
-----------------------------------------------------------------------------
LEVERAGE RATIOS
Tier I Capital to average total assets  $ 37,783    9.7%    $  36,332    10.1%
Quarterly average total assets          $390,871             $358,027
-----------------------------------------------------------------------------

On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA, among other matters, substantially revises banking regulations and established a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) "well capitalized" consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "adequately capitalized" consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "undercapitalized" consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "significantly undercapitalized" consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and, (5) "critically undercapitalized" consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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


INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses.

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

Item 5.    Other information.

                     None.

Item 6.    Exhibits and reports on Form 8-K.

                     (a)       Exhibits

                               (27.1)  Financial Data Schedules

                     (b)       Reports on Form 8-K - None.

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 14,  1997                CENTRAL COAST BANCORP


                             By:    /s/ THOMAS A. SA
                             -----------------------------------
                             Thomas A. Sa, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
  No.             Description
------            -----------

27.1              Financial Data Schedule