Form 10-Q
period 1997-06-30
CENTRAL COAST BANCORP
filed 1997-08-08
CIK 921085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      June 30, 1997    .
                              -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition Period from                          to
                               -------------------------  ----------------------

                          Commission File No. 0-25418.

                             CENTRAL COAST BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      California                                          77-0367061
----------------------------------                  ---------------------------
  (State or other jurisdiction of                    (IRS Employer ID Number)
  incorporation or organization)


 301 Main Street, Salinas, California                               93901
-------------------------------------------                      -----------
 (Address of principal executive offices)                         (Zip code)


                                 (408) 422-6642
                                 ---------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes  X  No
                                                                -----  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               No par value Common Stock - 4,344,950 shares outstanding at August 8, 1997 .
               ----------------

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:   CENTRAL COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
                                                                     June 30, 1997(Unaudited)   December 31, 1996

-----------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                      $41,375,000          $37,522,000
  Federal funds sold                                                            43,561,000           23,135,000
-----------------------------------------------------------------------------------------------------------------
    Total cash and equivalents                                                  84,936,000           60,657,000
  Interest-bearing deposits in other financial institutions                           --                999,000

Securities:
    Available-for-sale                                                          48,385,000
    Held-to-maturity
    (Market value:  $68,797,000 at June 30, 1997
        and $70,835,000 at December 31, 1996)                                   68,835,000           70,877,000
  Loans held for sale                                                              561,000              447,000
  Loans:
    Commercial                                                                 113,601,000          111,545,000
    Real estate-construction                                                    15,153,000           27,997,000
    Real estate-other                                                          108,835,000           93,241,000
    Installment                                                                  8,441,000            8,230,000
-----------------------------------------------------------------------------------------------------------------
    Total loans                                                                246,030,000          241,013,000
    Allowance for credit losses                                                 (4,203,000)          (4,372,000)
    Deferred loan fees, net                                                       (488,000)            (649,000)
-----------------------------------------------------------------------------------------------------------------
  Net Loans                                                                    241,339,000          235,992,000
-----------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                    1,944,000            1,140,000
  Accrued interest receivable and other assets                                   8,165,000            6,720,000
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                  $454,165,000         $376,832,000
=================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Demand, noninterest bearing                                                $99,992,000          $90,149,000
    Demand, interest bearing                                                    98,638,000           76,392,000
    Savings                                                                     97,616,000           89,650,000
    Time                                                                       110,722,000           82,472,000
-----------------------------------------------------------------------------------------------------------------
    Total Deposits                                                             406,968,000          338,663,000
  Accrued interest payable and other liabilities                                 7,504,000            1,837,000
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                              414,472,000          340,500,000
-----------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
SHAREHOLDERS' EQUITY:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 20,000,000 shares; issued and outstanding: 4,344,950 shares at June 30,1997 and 4,273,227 shares at
    December 31, 1996                                                           31,115,000           30,856,000
  Retained earnings                                                              8,535,000            5,476,000
  Net unrealized gain on available-for-sale securities                              43,000
-----------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                            39,693,000           36,332,000
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $454,165,000         $376,832,000
=================================================================================================================
See notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                    Three Months Ended            Six months ended
                                          June 30,                     June 30,
--------------------------------------------------------------------------------------------
                                     1997           1996            1997           1996
--------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans (including fees)          $6,324,000     $5,496,000     $12,256,000     $11,085,000
   Investment securities            1,513,000      1,350,000       2,623,000       2,559,000
   Other                              717,000        381,000       1,307,000       1,100,000
--------------------------------------------------------------------------------------------
       Total interest income        8,554,000      7,227,000      16,186,000      14,744,000
--------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits             2,929,000      2,411,000       5,539,000       4,973,000
   Other                               70,000           --            72,000
--------------------------------------------------------------------------------------------
       Total interest expense       2,999,000      2,411,000       5,611,000       4,973,000
--------------------------------------------------------------------------------------------
NET INTEREST INCOME                 5,555,000      4,816,000      10,575,000       9,771,000
PROVISION FOR CREDIT LOSSES              --          139,000            --           159,000
--------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES      5,555,000      4,677,000      10,575,000       9,612,000
--------------------------------------------------------------------------------------------

OTHER INCOME                          420,000        302,000         806,000         712,000
--------------------------------------------------------------------------------------------

OTHER EXPENSES
   Salaries and benefits            1,909,000      1,672,000       3,742,000       3,158,000
   Occupancy                          237,000        156,000         441,000         351,000
   Furniture and equipment            209,000        169,000         387,000         322,000
   Other                              889,000        796,000       1,623,000       1,338,000
--------------------------------------------------------------------------------------------
       Total other expenses         3,244,000      2,793,000       6,193,000       5,169,000
--------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES          2,731,000      2,186,000       5,188,000       5,155,000
PROVISION FOR INCOME TAXES          1,123,000        608,000       2,129,000       1,793,000
--------------------------------------------------------------------------------------------
       NET INCOME                  $1,608,000     $1,578,000     $ 3,059,000     $ 3,362,000
============================================================================================

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE         $     0.33     $     0.34     $      0.63     $      0.72
============================================================================================

See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

--------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                      1997              1996
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
   Net income                                                             $  3,059,000      $  3,362,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for credit losses                                                  --             159,000
     Net gain on sale of fixed assets                                          (11,000)             --
     Depreciation                                                              205,000           210,000
     Amortization and accretion                                                (88,000)          (40,000)
     Increase in accrued interest receivable and other  assets              (1,549,000)       (1,039,000)
     Increase in accrued interest payable and other liabilities                469,000           327,000
     Increase (decrease) in deferred loan fees                                (161,000)           53,000
--------------------------------------------------------------------------------------------------------
       Net cash provided by operations                                       1,924,000         3,032,000
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in interest-bearing
     deposits in financial institutions                                        999,000         2,235,000
   Purchases of investment securities                                      (73,480,000)      (38,137,000)
   Proceeds from maturities
     of investment securities                                               27,386,000        28,142,000
   Increase (decrease) in loans held for sale                                 (114,000)          369,000
   Net (increase) decrease in loans                                         (5,646,000)      (11,821,000)
   Proceeds from sale of other real estate owned                               446,000              --
   Proceeds from sale of fixed assets                                           11,000              --
   Capital expenditures                                                     (1,009,000)         (148,000)
--------------------------------------------------------------------------------------------------------
       Net cash used by investing activities                               (51,407,000)      (19,360,000)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                              68,305,000        (6,820,000)
   Net increase in short-term borrowings                                     5,198,000              --
   Proceeds from sale of stock                                                 267,000            60,000
   Common stock repurchased                                                     (8,000)             --
--------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities                     73,762,000        (6,760,000)
--------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                           24,279,000       (23,088,000)
Cash and equivalents, beginning of period                                   60,657,000        74,678,000
--------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                       $ 84,936,000      $ 51,590,000
========================================================================================================

OTHER CASH FLOW INFORMATION:
   Interest paid                                                          $  5,126,000      $  4,845,000
   Income taxes paid                                                      $  1,540,000         2,005,000
========================================================================================================

See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            June 30, 1997 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1997 and December 31, 1996, the results of operations for the three and six month periods ended June 30, 1997 and 1996, and cash flows for the six month periods ended June 30, 1997 and 1996.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 1997 may not necessarily be indicative of the operating results for the full year.

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

2. INVESTMENT SECURITIES

The Company is required under Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Investments in Certain Debt and Equity Securities", to classify debt and equity securities into one of three categories: held- to-maturity, trading or available-for-sale. Investment securities classified as held-to- maturity are measured at amortized cost based on the Company's positive intent and ability to hold such securities to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as available-for-sale and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Any gains and losses on sales of investments are computed on a specific identification basis.

The carrying value and approximate market value of securities at June 30, 1997 and December 31, 1996 are as follows:

                                  Amortized   Unrealized   Unrealized      Market
In thousands                         Cost       Gain        Losses          Value
----------------------------------------------------------------------------------
JUNE 30, 1997
Available for sale securities:
U.S. Treasury and
   Agency services
     Maturing within 1 year       $ 11,994       $ 14          $ --       $ 12,008
     Maturing after 1 year
       but within 5 years           21,413         59            --         21,472
Bankers' Acceptances
     Maturing within 1 year         14,901         --            --         14,901
Other                                    4         --            --              4
----------------------------------------------------------------------------------
                                  $ 48,312       $ 73          $ --       $ 48,385
----------------------------------------------------------------------------------
Held to maturity securities:
U.S. Treasury and
   agency services
     Maturing within 1 year       $ 35,769       $ 14          $ 28       $ 35,755
     Maturing after 1 year
       but within 5 years           21,743         40            71         21,712
     Maturing after 5 years
       but within 10 years           5,025          7            --          5,032
     Maturing after 10 years           912          3            --            915
State & Political Subdivision
     Maturing after 5 Years          2,379         --            --          2,379
Corporate Debt Securities
     Maturing within 1 year          3,007         --             3          3,004
----------------------------------------------------------------------------------
                                  $ 68,835       $ 64          $102       $ 68,797
----------------------------------------------------------------------------------
Total investment securities       $117,147       $137          $102       $117,182
==================================================================================
DECEMBER 31, 1996
Held to maturity securities:
U.S. Treasury and
   agency services
     Maturing within 1 year       $ 29,358       $  6          $  9       $ 29,395
     Maturing after 1 year
       but within 5 years           37,460         71            96         37,435
     Maturing after 10 years         1,027          1            44            984
Corporate Debt Securities
     Maturing within 1 year          3,028         --            11          3,017
Other                                    4         --            --              4
----------------------------------------------------------------------------------
Total investment securities       $ 70,877       $188          $160       $ 70,835
==================================================================================

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:

--------------------------------------------------------------------------------
                                   Three months ended         Six months ended
                                        June 30,                 June 30,
In thousands                       1997         1996         1997         1996
--------------------------------------------------------------------------------
   Beginning balance             $ 4,313      $ 4,394      $ 4,372      $ 4,446
   Provision charged to expense     --            139         --            159
   Loans charged off                (155)        (153)        (243)        (241)
   Recoveries                         45           30           74           46
--------------------------------------------------------------------------------

   Ending balance                $ 4,203      $ 4,410      $ 4,203      $ 4,410
================================================================================

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

Management believes that the allowance for credit losses at June 30, 1997 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

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

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:

--------------------------------------------------------------------------------
                                          June 30,     December 31,
In thousands                                1997          1996
--------------------------------------------------------------------------------
Past due 90 days or more and still
accruing
   Real estate                            $  388         $ 59
   Commercial                                112           60
   Installment and other                    --             90
--------------------------------------------------------------------------------
                                             500          209
--------------------------------------------------------------------------------
Nonaccrual:
   Real estate                               506          419
   Commercial                                235          184
   Installment and other                    --              1
--------------------------------------------------------------------------------
                                             741          604
--------------------------------------------------------------------------------
Total nonperforming loans                 $1,241         $813
================================================================================
Other real estate owned                   $  231         $348
================================================================================

4. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $80,073,000 and standby letters of credit of $983,000 at June 30, 1997. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1997.

Approximately $8,495,000 of loan commitments outstanding at June 30, 1997 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by the Bank's commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, the Bank uses evaluation and collateral requirements similar to those for loan commitments. Virtually all such commitments are collateralized.

5. NET INCOME PER SHARE COMPUTATION

Net income per common and equivalent share is calculated using weighted average shares and dilutive effect of stock options outstanding during the period, adjusted retroactively for subsequent stock dividends and splits, totaling 4,909,000 and 4,831,000 for the three and six month periods ended June 30, 1997, respectively, and 4,656,000 and 4,661,000 for the three and six month periods ended June 30, 1996, respectively.

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.37 and $.37 for the quarters ended June 30, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Banks.

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

Summary of Financial Results

At June 30, 1997, total assets of Central Coast Bancorp were $454,165,000, an increase of $77,333,000 or 20.5% from December 31, 1996 total assets of $376,832,000. Average total assets for the quarters ended June 30, 1997 and 1996 were $447,386,000 and $349,844,000, respectively.

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

Net loans at June 30, 1997 were $241,339,000 compared to $235,992,000 at
December 31, 1996, an increase of $5,347,000 or 2.3%. The increase in loan balances is primarily the result of increases in term real estate and commercial loan categories. Real estate mortgage loan balances of $108,835,000 at June 30, 1997 represented an increase of $15,594,000 or 16.7% over $93,241,000 at December 31, 1996. Commercial loans increased $2,056,000 or 1.8% to $113,601,000 at June 30, 1997 from $111,545,000 at December 31, 1996. The increase in commercial loan balances is primarily due to seasonal fluctuation related to the agribusiness sector of the local economy.

Partially offsetting this increase, was a decrease in real estate construction and land development loans. Real estate construction and land development loans of $15,153,000 at June 30, 1997 represented a decrease of $12,844,000 or 45.9%
from $27,997,000 at December 31, 1996.

The Company designated securities with an estimated market value of $48,385,000 as available-for-sale at June 30, 1997. The amortized cost of securities designated as available-for-sale on that date was $48,312,000. The available-for-sale portfolio at June 30, 1997 consisted primarily of investment-grade bankers' acceptances, U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) with maturities within five years. During the six months ended June 30, 1997, the Company made securities purchases of $63,748,000 to replace $15,250,000 of maturities and to more fully employ excess liquidity.

Securities designated as held-to-maturity at June 30, 1997 were carried at an amortized cost of $68,835,000. The estimated market value of the held-to-maturity portfolio at quarter end was $68,797,000. The held-to-maturity portfolio at June 30, 1997 consists primarily of U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies with maturities within five years. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's intent and ability to hold such securities to maturity. During the six months ended June 30, 1997, the Company made securities purchases of $9,732,000 to replace $12,136,000 of maturities and to more fully employ excess liquidity.

Other earning assets are comprised of Federal funds sold and time deposits at other financial institutions. Federal funds sold balances of $43,561,000 at June 30, 1997 represent an increase of $20,426,000 over $23,135,000 at December 31, 1996. The increase in federal funds sold primarily reflects additional funding received from Bank of Salinas' addition of two branch offices purchased from Wells Fargo in February. The Company held no time deposits in other financial institutions at June 30, 1997 compared to $999,000 at December 31, 1996. The decrease in time deposits at other institutions is a result of management's decision to redeploy these funds into other cash-equivalent investments.

Total deposits were $406,968,000 at June 30, 1997 which represented an increase of $68,305,000 or 20.2% over balances of $338,663,000 at December 31, 1996. The increase total in deposits includes increases in all deposit categories, primarily as a result of Bank of Salinas' branch acquisition noted above. Interest bearing demand balances increased $22,246,000 or 29.1% to $98,638,000 at June 30, 1997 from $76,392,000 at December 31, 1996. Interest bearing demand deposits represented approximately 37.9% of the deposits acquired by Bank of Salinas. Noninterest-bearing demand deposits were $99,992,000 at June 30, 1997 compared to $90,149,000 at December 31, 1996, an increase of $9,843,000 or

10.9%. The increase in noninterest bearing demand balances are also related to the branch purchase in addition to seasonal fluctuation in this category. Savings balances of $97,616,000 represent an increase of $7,966,000 or 8.9% over $89,650,000 at December 31, 1996. Additionally, time deposits increased $28,250,000 or 34.3% to $110,722,000 at June 30, 1997 from $82,472,000 at
December 31, 1996.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net income for the three months ended June 30, 1997 was $1,608,000 or $.33 per share compared to $1,578,000 or $.34 per share for the comparable period in 1996. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                                                               (Unaudited)
                                                                        Three months ended June 30,
            In thousands (except percentages)                    1997                                1996
------------------------------------------------------------------------------------------------------------------------
                                                    Avg                      Avg        Avg                      Avg
                                                  Balance      Interest    Yield (1)  Balance       Interest   Yield (1)
------------------------------------------------------------------------------------------------------------------------
Assets:
Earning Assets
  Loans (2)                                       $244,876     $  6,324       10.4%   $203,972      $  5,496     10.8%
  Investment Securities                            104,078        1,513        5.8%     91,498         1,350      5.9%
  Other                                             58,741          717        4.9%     28,743           381      5.3%
                                                  --------     --------               --------      --------
Total Earning Assets                               407,695        8,554        8.4%    324,213         7,227      8.9%
                                                               --------                             --------
Cash and due from banks                             34,577                              22,993
Other assets net of deferred
  Loan fees and allowance
  For loan losses (3)                                5,114                               2,638
                                                  --------                            --------
                                                  $447,386                            $349,844
                                                  ========                            ========

Liabilities & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                                 $101,411     $    515        2.0%   $ 78,169      $    447      2.3%
  Savings                                           93,546          935        4.0%    102,655         1,055      4.1%
  Time deposits                                    107,074        1,479        5.5%     66,505           909      5.5%
  Other borrowings                                  11,874           70        2.4%       --            --         n/a
                                                  --------     --------               --------      --------
Total interest bearing
  Liabilities                                      313,905        2,999        3.8%    247,329         2,411      3.9%
                                                               --------                             --------
Demand deposits                                     93,632                              67,993
Other Liabilities                                    1,064                               2,154
                                                  --------                            --------
Total Liabilities                                  408,601                             317,476
Shareholders' Equity                                38,785                              32,368
                                                  --------                            --------
                                                  $447,386                            $349,844
                                                  ========                            ========
Net interest income & margin (4)                               $  5,555        5.5%                 $  4,816      6.0%
                                                               ========        ====                 ========      ====

----------------------------------------------
1  Annualized
2 Loan interest income includes fee income of $337,000 and $215,000 for the three month period ended June 30, 1997 and 1996, respectively.
3 Includes the average allowance for loan losses of $4,276,000 and $4,403,000 and average deferred loan fees of $526,000 and $535,000 for the three months ended June 30, 1997 and 1996.
4 Net interest margin is computed by dividing net interest income by the total average earning assets.

Net interest income for the three months ended June 30, 1997 was $5,555,000 representing an improvement of $739,000 or 15.3% over $4,816,000 for the comparable period in 1996. The increase in net interest income is comprised of an increase of $1,327,000 or 18.4% in interest income partially offset by an increase in interest expense of $588,000 or 24.4%.

As a percentage of average earning assets, the net interest margin for the second quarter of 1997 was 5.5% and compares to 6.0% in the same period one year earlier. The decrease in net interest margin is primarily attributed to a decrease in leverage of the Company as a result of the branch purchase by Bank of Salinas. On average, the loan to deposit ratio of the Company decreased to 60.1% in the second quarter of 1997 from 64.7% in the same period last year. In addition, net interest income for the second quarter of 1996 included approximately $123,000 recognized as a result of collection of foregone interest on one nonaccruing loan. Excluding this nonrecurring collection of forgone interest on the loan, the increase in net interest income would have been $862,000 or 18.4% and a comparable net interest margin of 5.8%.

Interest income recognized in the three months ended June 30, 1997 was $8,554,000 representing an increase of $1,327,000 or 18.4% over $7,227,000 for the same period of 1996. The increase in interest income was primarily due to an increase in the volume of average earning assets. Earning assets averaged $407,695,000 in the three months ended June 30, 1997 compared to $324,213,000 in the same period in 1996, representing an increase of $83,482,000 or 25.8%. The increase in average earning assets included an increase in average net loans of $40,904,000 or 20.1% and increases in investment securities and fed funds sold of $12,580,000 and $29,998,000 or 13.8% and 104.4%, respectively. In addition, as noted above, interest income for the second quarter of 1996 includes approximately $123,000, recognized as a result of collection of foregone interest on one nonaccruing loan. Excluding this nonrecurring collection of forgone interest on the loan, the increase in interest income would have been $1,450,000 or 20.4%.

The average yield on interest earning assets decreased to 8.4% in the three months ended June 30, 1997 compared to 8.9% for the same period of 1996. The average yield on earning assets in the second quarter of 1996 after adjusting for the impact of the nonrecurring collection of forgone interest on the loan noted above would have been 8.8%. The decrease in average yield is attributed to a decrease in the proportion of loans to total earning assets to 60.1% in the second quarter of 1997 from 62.9% in the same period in 1996. Loan fees recognized during the quarter ended June 30, 1997 were $337,000 compared to $215,000 one year earlier.

Partially offsetting the increase in interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the three months ended June 30, 1997 was $2,999,000 and represented an increase of $558,000 or 24.4% over $2,411,000 for the comparable period in 1996. During the three months ended June 30, 1997, the average rate paid by the Bank on interest-bearing liabilities was 3.8% compared to 3.9% for the same period in 1996. The increase in interest expense for the second quarter of 1997 reflects the impact of an increase in the volume of average interest bearing liabilities as a result of the Bank of Salinas branch purchase. Average interest bearing liabilities were

$313,905,000 in the three months ended June 30, 1997 compared to $247,329,000 for the same period in 1996, an increase of $66,576,000 or 26.9%. Partially offsetting the impact on net interest income resulting from the increase in interest bearing liabilities was an increase in average noninterest bearing demand deposits. Average noninterest bearing demand deposits of $93,632,000 for the quarter ended June 30, 1997 represented an increase of $25,639,000 or 37.7% over $67,993,000 for the same period one year earlier.

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

Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $139 million. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgement, these loans are impaired, appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/orguarantees is determined on a case-by-case basis in connection with management's evaluation of the credit worthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means. Credit losses from lending transactions related to real estate and agriculture compare favorably with the Company's credit losses on its loan portfolio as a whole.

In the second quarter of 1997, the Bank did not record a provision for loan losses through a charge to earnings as a response to a strengthening economy, continued strong credit performance and an increase in the rate of recovery of loan balances previously charged off. This compares to $139,000 charged against earnings for the same period in 1996. Loan balances of $155,000, which were previously identified and fully reserved for, were charged-off in the second quarter of 1997 compared to $153,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $45,000 for the quarter ended June 30, 1997 compared to $30,000 for the same period in 1996. See
Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

At June 30, 1997 the allowance for credit losses was $4,203,000 or 1.71% of total loans, compared to $4,372,000 or 1.81% at December 31, 1996.

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

Noninterest Income and Expense

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $420,000 for the three months ended June 30, 1997 as compared to $302,000 for the same period of 1996. The increase in noninterest income is primarily attributed to an increase in service charges on deposit accounts of $104,000 resulting from the Bank of Salinas branch purchase.

Noninterest expense increased $451,000 or 16.0% to $3,244,000 in the quarter ended June 30, 1997 from $2,793,000 in the same period one year earlier. The increase in noninterest expenses is primarily due to increases in salaries and benefits, occupancy and equipment, directors' fees and supplies expense. As a percentage of average earning assets, other expenses, on an annualized basis, decreased to 3.2% in the three months ended June 30, 1997 from 3.4% in the comparable period of 1996.


Salary and benefits expense was $1,909,000 in the three months ended June 30, 1997 compared to $1,672,000 in the same period one year earlier, an increase of $237,000 or 14.2%. The increase in salary and benefits expense is primarily due to increased headcount related to the branch acquisition by Bank of Salinas and a de novo branch established in Monterey by Cypress Bank. In addition, salary and benefits expense for the second quarter of 1997 includes an accrual of $63,000 for benefits under salary continuation agreements entered into with Executive Officers of the Company effective in the fourth quarter of 1996.

Occupancy expense for the quarter ended June 30, 1997 was $237,000 and represented an increase of $81,000 or 51.9% over $156,000 for the same period last year. The increase in occupancy expense relates to the branch acquisition by Bank of Salinas and the opening of a de novo branch by Cypress Bank which increased the Company's branch network to seven from four for the comparable period last year.

Furniture and equipment expense for the second quarter of 1997 increased $40,000 or 23.7% to $209,000 from $169,000 for the same period last year. The increase in furniture and equipment expense is the result of a program for upgrading the Company's internal systems in addition to the impact of facilities expansion by the subsidiary banks.

Other expenses increased $93,000 or 11.7% to $889,000 in the three months ended June 30, 1997 from $796,000 for the comparable period one year earlier. The increase in other expenses is comprised of increases in stationery and supplies, loan expenses and regulatory assessments. Partially offsetting these increases were decreases in professional fees and operating losses. In addition, other expenses in the second quarter of 1997 included approximately $62,000 of amortization of intangible assets resulting from the Bank of Salinas branch acquisition.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net income for the six months ended June 30, 1997 was $3,059,000 or $.63 per share compared to $3,362,000 or $.72 per share for the comparable period in 1996. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                                             (Unaudited)
                                                       Six months ended June 30,
In thousands (except percentages)                1997                            1996
---------------------------------------------------------------------------------------------------
                                      Avg                    Avg       Avg                 Avg
                                    Balance    Interest    Yield(1)  Balance    Interest   Yield(1)
---------------------------------------------------------------------------------------------------
Assets:
Earning Assets
  Loans (2)                        $240,724     $ 12,256     10.3%   $199,117   $ 11,085   11.3%
  Investment Securities              91,480        2,623      5.8%     86,123      2,559    6.0%
  Other                              49,022        1,307      5.4%     41,662      1,100    5.4%
                                   --------     --------             --------   --------
Total Earning Assets                381,226       16,186      8.6%    326,902     14,744    9.1%
                                                --------                        --------
Cash and due from banks              30,801                            21,658
Other assets net of deferred
  loan fees and allowance
  for loan losses (3)                 4,298                             2,260
                                   --------                          --------
                                   $416,325                          %350,820
                                   ========                          ========
Liabilities & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                  $ 94,141     $    952      2.0%   $ 75,403   $    859    2.3%
  Savings                            93,075        1,861      4.0%    112,302      2,313    4.2%
  Time deposits                      99,743        2,726      5.5%     65,801      1,801    5.6%
  Other borrowings                    3,420           72      4.2%       --         --      n/a
                                   --------     --------             --------   --------
Total interest bearing
  liabilities                       290,379        5,611      3.9%    253,506      4,973    4.0%
                                                --------                        --------
Demand deposits                      86,057                            63,703
Other Liabilities                     2,051                             1,945
                                   --------                          --------
Total Liabilities                   378,487                           319,154
Shareholders' Equity                 37,838                            31,666
                                   --------                          --------
                                   $416,325                          $350,820
                                   ========                          ========

Net interest income & margin (4)                $ 10,575      5.6%              $  9,771    6.0%
                                                ========      ====              ========    ====

----------
1  Annualized
2 Loan interest income includes fee income of $613,000 and $468,000 for the six month period ended June 30, 1997 and 1996, respectively.
3 Includes the average allowance for loan losses of $4,318,000 and $4,413,000 and average deferred loan fees of $586,000 and $534,000 for the six months ended June 30, 1997 and 1996.
4 Net interest margin is computed by dividing net interest income by the total average earning assets.

Net interest income for the six months ended June 30, 1997 was $10,575,000 representing an improvement of $804,000 or 8.2% over $9,771,000 for the comparable period in 1996. The increase in net interest income is comprised of an increase of $1,442,000 or 9.8% in interest income partially offset by an increase in interest expense of $638,000 or 12.8%.

As a percentage of average earning assets, the net interest margin for the six months ended June 30, 1997 was 5.6% and compares to 6.0% in the same period one year earlier. Net interest income for the first six months of 1996 included approximately $621,000 recognized as a result of collection of foregone interest on two nonaccruing loans. Excluding this nonrecurring collection of forgone interest on the loans, the increase in net interest income would have been $1,425,000 or 15.6% and a comparable net interest margin of 5.6%.

Interest income recognized in the first six months of 1997 was $16,186,000 representing an increase of $1,442,000 or 9.8% over $14,744,000 for the same period of 1996. The increase in interest income was primarily due to an increase in the volume of average earning assets. Earning assets averaged $381,226,000 in the six months ended June 30, 1997 compared to $326,902,000 in the same period in 1996, representing an increase of $54,324,000 or 16.6%. The increase in average earning assets included an increase in average net loans of $41,607,000 or 20.9% and increases in investment securities and fed funds sold of $5,357,000 and $7,360,000 or 6.2% and 17.7%, respectively. In addition, as noted above, interest income for the first six months of 1996 included approximately $621,000, recognized as a result of collection of foregone interest on two nonaccruing loans. Excluding this nonrecurring collection of forgone interest on the loans, the increase in interest income would have been $2,063,000 or 14.6%.

The average yield on interest earning assets decreased to 8.6% in the six months ended June 30, 1997 compared to 9.1% for the same period of 1996. The average yield on earning assets in the same period of 1996 after adjusting for the impact of the nonrecurring collection of forgone interest on the loans noted above would have been 8.6%. Loan fees recognized during the six months ended June 30, 1997 were $613,000 compared to $468,000 one year earlier.

Partially offsetting the increase in interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the six months ended June 30, 1997 was $5,611,000 and represented an increase of $638,000 or 12.8% over $4,973,000 for the comparable period in 1996. The increase in interest expense for the second quarter of 1997 reflects the impact of an increase in the volume of average interest bearing liabilities as a result of the Bank of Salinas branch purchase. Average interest bearing liabilities were $290,379,000 in the six months ended June 30, 1997 compared to $253,506,000 for the same period in 1996, an increase of $36,873,000 or 14.6%.
In addition, the cost of liabilities was impacted by disintermediation of funds from savings accounts to time deposits. Average savings account balances decreased $19,227,000 or 17.1% to $93,075,000 for the first half of 1997 from $112,302,000 in the first half of 1996. Time deposits increased $33,942,000 or 51.6% to $99,743,000 from $65,801,000 for the comparable periods in 1997 and 1996.

Partially offsetting the impact on net interest income resulting from the increase in interest bearing liabilities was an increase in average noninterest bearing demand deposits and a slight decrease in the average rate paid on interest-bearing liabilities. Average noninterest bearing demand deposits of $86,057,000 for the six months ended June 30, 1997 represented an increase of $22,354,000 or 35.1% over $63,703,000 for the same period one year earlier. In addition, during the first six months of 1997, the average rate paid by the Bank on interest-bearing liabilities was 3.9% compared to 4.0% for the same period in 1996.

Provision for credit losses

The Company did not record a provision for loan losses through a charge to earnings in the first half of 1997 as a response to a strengthening economy, continued strong credit performance and an increase in the rate of recovery of loans previously charged-off. This compares to $159,000 charged against earnings for the same period in 1996. Loan balances of $243,000, which were previously identified and fully reserved for, were charged-off in the first six months of 1997 compared to $241,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $74,000 for the six months ended June 30, 1997 compared to $46,000 for the same period in 1996. See
Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

Noninterest Income and Expense

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $806,000 for the six months ended June 30, 1997 as compared to $712,000 for the same period of 1996. The increase in noninterest income is primarily attributed to an increase in service charges on deposit accounts of $127,000 or 36.1% as a result of the Bank of Salinas branch purchase. Partially offsetting this increase was a decrease in mortgage loan referral fees of approximately $40,000.

Noninterest expense increased $1,024,000 or 19.8% to $6,193,000 in the six months ended June 30, 1997 from $5,169,000 in the same period one year earlier. The increase in noninterest expenses is primarily due to increases in salaries and benefits, occupancy and equipment, directors' fees and supplies expense. As a percentage of average earning assets on an annualized basis, other expenses were 3.2% in the first six months of 1997 and 1996.

Salary and benefits expense was $3,742,000 in the six months ended June 30, 1997 compared to $3,158,000 in the same period one year earlier, an increase of $584,000 or 18.5%. The increase in salary and benefits expense is primarily due to increased headcount related to the branch acquisition by Bank of Salinas and a de novo branch established in Monterey by Cypress Bank. In addition, salary and benefits expense for the first six months of 1997 includes an accrual of $125,000 for benefits under salary continuation agreements entered into with Executive Officers of the Company effective in the fourth quarter of 1996.

Occupancy expense for the six months ended June 30, 1997 was $441,000 and represented an increase of $90,000 or 25.6% over $351,000 for the same period last year. The increase in occupancy expense relates to the branch acquisition by Bank of Salinas and the opening of a de novo branch by Cypress Bank.

Furniture and equipment expense for the first half of 1997 increased $65,000 or 20.2% to $387,000 from $322,000 for the same period last year. The increase in furniture and equipment expense is the result of a program for upgrading the Company's internal systems in addition to the impact of facilities expansion by both subsidiary banks.

Other expenses increased $285,000 or 21.3% to $1,623,000 in the six months ended June 30, 1997 from $1,338,000 for the comparable period one year earlier. The increase in other expenses is comprised of increases in stationery and supplies, loan expenses, regulatory assessments, data processing and telecommunication expenses. Partially offsetting these increases were decreases in professional fees, operating losses and correspondent bank charges. In addition, other expenses in the first half of 1997 included approximately $82,000 of amortization of intangible assets resulting from the Bank of Salinas branch acquisition.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 1997, were approximately $80,073,000 and $983,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans held for sale. On June 30, 1997, consolidated liquid assets totaled $143.9 million or 31.7% of total assets as compared to $85.1 million or 22.6% of total consolidated assets on December 31, 1996. In addition to liquid assets, the subsidiary banks maintain lines of credit with correspondent banks for up to $15,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. In addition, it has been the Company's policy to restrict average maturities in the investment portfolio to not more than three years. The short-term repricing characteristics of the loan and investment portfolios, and loan agreements which generally require monthly interest payments, provide the Bank with additional secondary sources of liquidity. Another key liquidity ratio is the ratio of gross loans to total deposits, which was 60.5% at June 30, 1997 and 71.2% at December 31, 1996.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Bank's earning assets and interest-bearing liabilities at June 30, 1997, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

June 30, 1997
--------------------------------------------------------------------------------------------------------------------------------

In thousands
--------------------------------------------------------------------------------------------------------------------------------
                                                      Over three
Assets and Liabilities                    Next day    months and      Over one
  which Mature or                        and within       within    and within       Over
   Reprice                Immediately   three months    one year    five years   five years     Total
------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold          $  43,561      $   --       $   --        $  --       $  --       $ 43,561
Investment securities               4        30,401       35,611       44,506       6,698      117,220
Loans, excluding
   nonaccrual loans
   and overdrafts               8,720       191,387        8,368       25,905       9,774      244,154
------------------------------------------------------------------------------------------------------
Total                       $  52,285      $221,788     $ 43,979      $70,411     $16,472     $404,935
======================================================================================================
Interest bearing
   liabilities:
Interest bearing demand     $  98,638      $   --       $   --        $  --       $  --       $ 98,638
Savings                        97,616          --           --           --          --         97,616
Time certificates                --          33,091       57,491       20,117          23      110,722
Other Borrowings                 --           5,198         --           --          --          5,198
------------------------------------------------------------------------------------------------------
Total                       $ 196,254      $ 38,289     $ 57,491      $20,117     $    23     $312,174
======================================================================================================
Interest rate
   sensitivity gap          $(143,969)     $183,499     $(13,512)     $50,294     $16,449
Cumulative interest
   rate sensitivity gap     $(143,969)     $ 39,530     $ 26,018      $76,312     $92,761
Ratios:
Interest rate
   Sensitivity gap               0.27          5.79         0.76         3.50      716.17
Cumulative interest
   rate sensitivity gap          0.27          1.17         1.09         1.24        1.30
------------------------------------------------------------------------------------------------------



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

CAPITAL RESOURCES

The Company's total shareholders' equity was $39,693,000 at June 30, 1997 compared to $36,332,000 at December 31, 1996.

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly, additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Capital adequacy guidelines require that the Company meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital classification is subject to qualitative judgements by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and a minimum leverage ratio of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 1997 that the Company meets all capital adequacy requirements to which it is subject.

The following table shows the Company's actual capital amounts and ratios at June 30, 1997 and December 31, 1996 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                      For Capital
                                                       Actual                      Adequacy Purposes:
                                                 -------------------------        --------------------
                                                   Amount            Ratio          Amount       Ratio
------------------------------------------------------------------------------------------------------
As of June 30, 1997

Total Capital (to Risk Weighted Assets):         43,254,000          15.2%        22,739,000     8.0%
Tier 1 Capital (to Risk Weighted Assets):        39,363,000          14.0%        11,369,000     4.0%
Tier 1 Capital (to Average Assets)               39,363,000           9.4%        16,955,000     4.0%


As of December 31, 1996:

Total Capital (to Risk Weighted Assets):         39,562,000          15.4%        20,584,000     8.0%
Tier 1 Capital (to Risk Weighted Assets):        36,332,000          14.1%        10,292,000     4.0%
Tier 1 Capital (to Average Assets):              36,332,000          10.1%        14,321,000     4.0%
------------------------------------------------------------------------------------------------------


The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revises banking regulations and established a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) "well capitalized" consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "adequately capitalized" consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "undercapitalized" consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "significantly undercapitalized" consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and, (5) "critically undercapitalized" consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

The subsidiary Banks must comply with the regulatory framework for prompt corrective action. As of June 30, 1997 and December 31, 1996, the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under this regulatory framework. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as described above. There are no conditions or events since that notification that management believes have changed the institution's category.

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


INFLATION

The impact of inflation on a financial institution differs significantly from thatexerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses.

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

         THE ANNUAL MEETING OF THE SHAREHOLDERS WAS HELD ON MAY 22, 1997.

         PROPOSAL NO. 1:  ELECTION OF DIRECTORS
                                                     Number of Affirmative Votes
                                                     ---------------------------
         Andrew E. Ausonio                                    2,709,215
         C. Edward Boutonnet                                  2,709,233
         Bradford Crandall                                    2,703,233
         Roger G. Emanuel                                     2,709,233
         Alfred P. Glover                                     2,709,233
         Richard C. Green                                     2,709,233
         Duncan L. McCarter                                   2,629,926
         Robert M. Mraule, D.D.S.,M.D.                        2,709,233
         Louis A. Souza                                       2,709,233
         Mose Thomas, Jr.                                     2,709,064
         Nick Ventimiglia                                     2,709,233

                                    Number of          Number of             Number of Shares
                                    Votes Cast For     Votes Cast Against    Indicated As Abstentions
                                    --------------     ------------------    ------------------------
         PROPOSAL NO. 2:  APPROVAL OF DELOITTE & TOUCHE
             AS INDEPENDENT PUBLIC ACCOUNTANTS FOR THE
             1997 FISCAL YEAR
                                      2,705,715              1,435                  14,045

     TOTAL NUMBER OF SHARES FOR WHICH PROXIES HAVE BEEN RECEIVED: 2,721,214


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


August 8,  1997                      CENTRAL COAST BANCORP


                                     By_\s\THOMAS A. SA
                                       ---------------------------------
                                     Thomas A. Sa, Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                      Sequential
Number                         Description                   Page Number
-------                        -----------                   -----------
27.1                           Financial Data Schedule