Form 10-Q
period 1997-09-30
CENTRAL COAST BANCORP
filed 1997-11-13
CIK 921085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended   September 30, 1997.
                                 ------------------

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

  No par value Common Stock - 4,368,469 shares outstanding at October 22, 1997.
                                                              ----------------

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements:
                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------------
                                                                          September 30, 1997 (Unaudited)   December 31, 1996
----------------------------------------------------------------------------------------------------------------------------

ASSETS
  Cash and due from banks                                                           $  43,009,000            $  37,522,000
  Federal funds sold                                                                   64,332,000               23,135,000
----------------------------------------------------------------------------------------------------------------------------
    Total cash and equivalents                                                        107,341,000               60,657,000
  Interest-bearing deposits in other financial institutions                                     -                  999,000
  Securities:
    Available-for-sale                                                                 57,594,000                        -
    Held-to-maturity                                                                   48,155,000               70,877,000
    (Market value:  $48,284,000 at September 30, 1997
        and $70,835,000 at December 31, 1996)
  Loans held for sale                                                                     676,000                  447,000
  Loans:
    Commercial                                                                        114,168,000              111,545,000
    Real estate-construction                                                           14,677,000               27,997,000
    Real estate-other                                                                 108,269,000               93,241,000
    Installment                                                                         8,027,000                8,230,000
----------------------------------------------------------------------------------------------------------------------------
    Total loans                                                                       245,141,000              241,013,000
    Allowance for credit losses                                                        (4,108,000)              (4,372,000)
    Deferred loan fees, net                                                              (567,000)                (649,000)
----------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                           240,466,000              235,992,000
----------------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                           1,900,000                1,140,000
  Accrued interest receivable and other assets                                          7,494,000                6,720,000
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 463,626,000            $ 376,832,000
============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits:
    Demand, noninterest bearing                                                     $ 104,729,000            $  90,149,000
    Demand, interest bearing                                                           89,235,000               76,392,000
    Savings                                                                           101,070,000               89,650,000
    Time                                                                              120,553,000               82,472,000
----------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                    415,587,000              338,663,000
  Accrued interest payable and other liabilities                                        6,479,000                1,837,000
----------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                   422,066,000              340,500,000
----------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
SHAREHOLDERS' EQUITY:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 20,000,000 shares; issued and outstanding: 4,364,193 shares at September 30, 1997 and 4,273,227 shares at December 31, 1996
                                                                                       31,208,000               30,856,000
  Retained earnings                                                                    10,220,000                5,476,000
  Net unrealized gain on available-for-sale securities                                    132,000                        -
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                                   41,560,000               36,332,000
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                          $ 463,626,000            $ 376,832,000
============================================================================================================================


See notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                                   Three Months Ended                 Nine months ended
                                                                      September 30,                     September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                  1997            1996              1997             1996
----------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans (including fees)                                     $ 6,309,000      $ 5,507,000      $18,565,000      $16,592,000
   Investment securities                                        1,612,000        1,282,000        4,235,000        3,841,000
   Other                                                          816,000          380,000        2,123,000        1,480,000
----------------------------------------------------------------------------------------------------------------------------
       Total interest income                                    8,737,000        7,169,000       24,923,000       21,913,000
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                         3,105,000        2,436,000        8,644,000        7,409,000
   Other                                                           20,000                -           92,000                -
----------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                   3,125,000        2,436,000        8,736,000        7,409,000
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             5,612,000        4,733,000       16,187,000       14,504,000
PROVISION FOR CREDIT LOSSES                                             -                -                -          159,000
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES                                  5,612,000        4,733,000       16,187,000       14,345,000
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME                                                      428,000          406,000        1,234,000        1,118,000
----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
   Salaries and benefits                                        1,926,000        1,405,000        5,668,000        4,563,000
   Occupancy                                                      213,000          183,000          654,000          534,000
   Furniture and equipment                                        205,000          178,000          592,000          500,000
   Other                                                          856,000          701,000        2,479,000        2,039,000
----------------------------------------------------------------------------------------------------------------------------
       Total other expenses                                     3,200,000        2,467,000        9,393,000        7,636,000
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      2,840,000        2,672,000        8,028,000        7,827,000
PROVISION FOR INCOME TAXES                                      1,155,000        1,149,000        3,284,000        2,942,000
----------------------------------------------------------------------------------------------------------------------------
       NET INCOME                                             $ 1,685,000      $ 1,523,000      $ 4,744,000      $ 4,885,000
============================================================================================================================
NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE                                    $      0.34      $      0.33      $      0.96      $      1.05
============================================================================================================================


See notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


----------------------------------------------------------------------------------------------------
Nine  months ended September 30,                                        1997                1996
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS:
   Net income                                                      $   4,744,000       $   4,885,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for credit losses                                               -             159,000
     Net gain on sale of fixed assets                                    (11,000)             (1,000)
     Depreciation                                                        378,000             318,000
     Amortization and accretion                                         (218,000)            (59,000)
     Loss on other real estate owned                                      17,000                   -
   Increase in accrued interest receivable and other assets           (1,300,000)           (274,000)
   Increase in accrued interest payable and other liabilities          2,142,000             735,000
   (Increase) decrease in deferred loan fees                             (82,000)            171,000
----------------------------------------------------------------------------------------------------
       Net cash provided by operations                                 5,670,000           5,934,000
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in interest-bearing
     deposits in financial institutions                                  999,000           3,193,000
   Proceeds from maturities of securities                             69,026,000          46,427,000
   Purchase of securities                                           (103,288,000)        (46,161,000)
   Net change in loans held for sale                                    (229,000)            179,000
   Net increase in loans                                              (4,852,000)        (23,914,000)
   Proceeds from sale of other real estate owned                         709,000                   -
   Proceeds from sale of fixed assets                                     11,000               1,000
   Capital expenditures                                               (1,138,000)           (202,000)
----------------------------------------------------------------------------------------------------
       Net cash used by investing activities                         (38,762,000)        (20,477,000)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                        76,924,000            (199,000)
   Net increase in short-term borrowings                               2,500,000                   -
   Proceeds from sale of stock                                           360,000             168,000
   Fractional shares repurchased                                          (8,000)             (6,000)
----------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                      79,776,000             (37,000)
----------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                     46,684,000         (14,580,000)
Cash and equivalents, beginning of period                             60,657,000          74,678,000
----------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                $ 107,341,000       $  60,098,000
====================================================================================================

OTHER CASH FLOW INFORMATION:
   Interest paid                                                   $   7,913,000       $   7,168,000
   Income taxes paid                                                   1,615,000           2,960,000
====================================================================================================


See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1997 and December 31, 1996, the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and cash flows for the nine month periods ended September 30, 1997 and 1996.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 1997 may not necessarily be indicative of the operating results for the full year.

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

The carrying value and approximate market value of securities at September 30, 1997 and December 31, 1996 are as follows:


----------------------------------------------------------------------------------------------
                                     Amortized      Unrealized      Unrealized          Market
In thousands                              Cost            Gain          Losses           Value
----------------------------------------------------------------------------------------------

September 30, 1997
Available for sale securities:
U.S. Treasury and
   agency services
     Maturing within 1 year         $    8,998      $        2      $        2      $    8,998
     Maturing after 1 year
       but within 5 years               33,446             233              13          33,666
Bankers' Acceptances
     Maturing within 1 year             14,923               3               -          14,926
Other                                        4               -               -               4
----------------------------------------------------------------------------------------------
                                        57,371             238              15          57,594
----------------------------------------------------------------------------------------------
Held to maturity securities:
U.S. Treasury and
   agency services
     Maturing within 1 year             30,470              20              21          30,469
     Maturing after 1 year
       but within 5 years               14,573              76              12          14,637
     Maturing after 5 years
       but within 10 years                  20               2               -              22
     Maturing after 10 years               899              64               -             963
State & Political Subdivision
     Maturing after 5 Years              2,193               -               -           2,193
----------------------------------------------------------------------------------------------
                                        48,155             162              33          48,284
----------------------------------------------------------------------------------------------
Total investment securities         $  105,526      $      400      $       48      $  105,878
==============================================================================================

December 31, 1996
Held to maturity securities:
U.S. Treasury and
   agency services
     Maturing within 1 year         $   29,358      $       46      $        9      $   29,395
     Maturing after 1 year
       but within 5 years               37,460              71              96          37,435
     Maturing after 10 years             1,027               1              44             984
Corporate Debt Securities
     Maturing within 1 year              3,028               -              11           3,017
Other                                        4               -               -               4
----------------------------------------------------------------------------------------------
Total investment securities         $   70,877      $      118      $      160      $   70,835
==============================================================================================

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:


-----------------------------------------------------------------------------------
                                    Three months ended          Nine months ended
                                       September 30,               September 30,
In thousands                        1997          1996          1997          1996
-----------------------------------------------------------------------------------

   Beginning balance              $ 4,203       $ 4,410       $ 4,372       $ 4,446
   Provision charged to expense         -             -             -           159
   Loans charged off                 (174)          (44)         (417)         (285)
   Recoveries                          79            67           153           113
-----------------------------------------------------------------------------------
   Ending balance                 $ 4,108       $ 4,433       $ 4,108       $ 4,433
===================================================================================

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

Management believes that the allowance for credit losses at September 30, 1997 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

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

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:


-------------------------------------------------------------------
                                       September 30,   December 31,
In thousands                               1997            1996
-------------------------------------------------------------------

Past due 90 days or more and still
accruing
   Real estate                          $        6      $       59
   Commercial                                  126              60
   Installment and other                         -              90
-------------------------------------------------------------------
                                               132             209
-------------------------------------------------------------------
Nonaccrual:
   Real estate                                 394             419
   Commercial                                  210             184
   Installment and other                         -               1
-------------------------------------------------------------------
                                               604             604
-------------------------------------------------------------------
Total nonperforming loans               $      736      $      813
==================================================================
Other real estate owned                 $      230      $      348
==================================================================

4. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $95,138,000 and standby letters of credit of $4,733,000 at September 30, 1997. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1997.

Approximately $16,783,000 of loan commitments outstanding at September 30, 1997 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Banks evaluate each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written by the Banks to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by the Banks' commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, the Banks use evaluation and collateral requirements similar to those for loan commitments. Virtually all such commitments are collateralized.

5. NET INCOME PER SHARE COMPUTATION

Net income per common and equivalent share is calculated using weighted average shares and dilutive effect of stock options outstanding during the period, adjusted retroactively for subsequent stock dividends and splits, totaling 4,972,000 and 4,942,000 for the three and nine month periods ended September 30, 1997, respectively, and 4,686,000 and 4,667,000 for the three and nine month periods ended September 30, 1996, respectively.

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

7. RECENTLY ISSUED ACCOUNTING STANDARDS

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.39 and $.36 for the quarters ended September 30, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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

Summary of Financial Results

At September 30, 1997, total assets of Central Coast Bancorp were $463,626,000, an increase of $86,794,000 or 23.0% from December 31, 1996 total assets of $376,832,000. Average total assets for the quarters ended September 30, 1997 and 1996 were $454,245,000 and $354,325,000, respectively.

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

Net loans at September 30, 1997 were $240,466,000 compared to $235,992,000 at December 31, 1996, an increase of $4,474,000 or 1.9%. The increase in loan balances is primarily the result of increases in term real estate and commercial loan categories. Real estate mortgage loan balances of $108,269,000 at September 30, 1997 represented an increase of $15,028,000 or 16.1% over $93,241,000 at December 31, 1996.
Commercial loans increased $2,623,000 or 2.4% to $114,168,000 at September 30, 1997 from $111,545,000 at December 31, 1996. The increase in commercial loan balances is primarily due to seasonal fluctuation related to the agribusiness sector of the local economy.

Partially offsetting this increase, was a decrease in real estate construction and land development loans. Real estate construction and land development loans of $14,677,000 at September 30, 1997 represented a decrease of $13,320,000 or 47.6% from $27,997,000 at December 31, 1996.

The Company designated securities with an estimated market value of $57,594,000 as available-for-sale at September 30, 1997. The amortized cost of securities designated as available-for-sale on that date was $57,371,000. The available-for-sale portfolio at September 30, 1997 consisted primarily of investment-grade bankers' acceptances, U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) with maturities within five years. During the nine months ended September 30, 1997, the Company made securities purchases of $93,082,000 to replace $36,225,000 of maturities and to more fully employ excess liquidity.

Securities designated as held-to-maturity at September 30, 1997 were carried at an amortized cost of $48,155,000. The estimated market value of the held-to-maturity portfolio at quarter end was $48,284,000. The held-to-maturity portfolio at September 30, 1997 consists primarily of U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies with maturities within five years. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's intent and ability to hold such securities to maturity. During the nine months ended September 30, 1997, the Company made securities purchases of $10,206,000 to replace $32,801,000 of maturities and to more fully employ excess liquidity.

Other earning assets are comprised of Federal funds sold and time deposits at other financial institutions. Federal funds sold balances of $64,332,000 at September 30, 1997 represent an increase of $41,197,000 over $23,135,000 at December 31, 1996. The increase in federal funds sold primarily reflects additional funding received from Bank of Salinas' addition of two branch offices purchased from Wells Fargo in February. The Company held no time deposits in other financial institutions at September 30, 1997 compared to $999,000 at December 31, 1996. The decrease in time deposits at other institutions is a result of management's decision to redeploy these funds into other cash-equivalent investments.

Total deposits were $415,587,000 at September 30, 1997 which represented an increase of $76,924,000 or 22.7% over balances of $338,663,000 at December 31, 1996. The increase in total deposits includes increases in all deposit categories, primarily as a result of Bank of Salinas' branch acquisition noted above. Noninterest-bearing demand deposits were $104,729,000 at September 30, 1997 compared to $90,149,000 at December 31, 1996, an increase of $14,580,000 or 16.2%. The increase in noninterest bearing demand balances is partially due to seasonal fluctuation in addition to the branch purchase. Interest bearing demand balances increased $12,843,000 or 16.8% to $89,235,000 at September 30, 1997
from $76,392,000 at December 31, 1996. Interest bearing demand deposits represented approximately 37.9% of the deposits acquired by Bank of Salinas. Savings balances of $101,070,000 represent an increase of $11,420,000 or 12.7% over $89,650,000 at December 31, 1996. Additionally, time deposits increased $38,081,000 or 46.2% to $120,553,000 at September 30, 1997 from $82,472,000 at
December 31, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net income for the three months ended September 30, 1997 was $1,685,000 or $.34 per share compared to $1,523,000 or $.33 per share for the comparable period in 1996. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Banks' earnings. The components of net interest income are as follows:

                                                                        (Unaudited)
                                                              Three months ended September 30,
In thousands (except percentages)                    1997                                          1996
------------------------------------------------------------------------------------------------------------------------
                                        Avg                         Avg              Avg                          Avg
                                      Balance      Interest      Yield(1)          Balance        Interest     Yield(1)
------------------------------------------------------------------------------------------------------------------------
Assets:
Earning Assets
  Loans (2)                          $245,577      $  6,309        10.2%           $212,651       $  5,507       10.3%
  Investment Securities               108,777         1,612         5.9%             86,363          1,282        5.9%
  Other                                58,938           816         5.5%             28,763            380        5.2%
                                     --------      --------                        --------       --------
Total Earning Assets                  413,292         8,737         8.4%            327,777          7,169        8.7%
                                                   --------                                       --------
Cash and due from banks                35,679                                        25,324
Other assets net of deferred
  loan fees and allowance
  for loan losses (3)                   5,274                                         1,224
                                     --------                                      --------
                                     $454,245                                      $354,325
                                     ========                                      ========

Liabilites & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                    $ 92,604           465         2.0%           $ 73,386            402        2.2%
  Savings                              95,152           971         4.0%             96,070          1,013        4.2%
  Time deposits                       119,178         1,669         5.6%             73,832          1,021        5.5%
  Other borrowings                      1,740            20         4.6%                  -              -         n/a
                                     --------      --------                        --------       --------
Total interest bearing
  liabilities                         308,674         3,125         4.0%            243,288          2,436        4.0%
                                                   --------                                       --------
Demand deposits                       101,386                                        74,854
Other Liabilities                       3,361                                         2,347
                                     --------                                      --------
Total Liabilities                     413,421                                       320,489
Shareholders' Equity                   40,824                                        33,836
                                     --------                                      --------
                                     $454,245                                      $354,325
                                     ========                                      ========
Net interest income & margin(4)                    $  5,612         5.4%                          $  4,733        5.8%
                                                   ========         ====                          ========        ====


----------

(1)   Annualized
(2) Loan interest income includes fee income of $225,000 and $303,000 for the three month period ended September 30, 1997 and 1996, respectively.
(3) Includes the average allowance for loan losses of $4,158,000 and $4,462,000 and average deferred loan fees of $537,000 and $677,000 for the three months ended September 30, 1997 and 1996.
(4) Net interest margin is computed by dividing net interest income by the total average earning assets.

Net interest income for the three months ended September 30, 1997 was $5,612,000 representing an improvement of $879,000 or 18.6% over $4,733,000 for the comparable period in 1996. The increase in net interest income is comprised of an increase of $1,568,000 or 21.9% in interest income partially offset by an increase in interest expense of $689,000 or 28.3%.

As a percentage of average earning assets, the net interest margin for the third quarter of 1997 was 5.4% and compares to 5.8% in the same period one year earlier. The decrease in net interest margin is primarily attributed to a decrease in leverage of the Company as a result of the branch purchase by Bank of Salinas. On average, the loan to deposit ratio of the Company decreased to 59.9% in the third quarter of 1997 from 66.8% in the same period last year.

Interest income recognized in the three months ended September 30, 1997 was $8,737,000 representing an increase of $1,568,000 or 21.9% over $7,169,000 for the same period of 1996. The increase in interest income was primarily due to an increase in the volume of average earning assets. Earning assets averaged $413,292,000 in the three months ended September 30, 1997 compared to $327,777,000 in the same period in 1996, representing an increase of $85,515,000 or 26.1%. The increase in average earning assets included an increase in average loans of $32,926,000 or 15.5% and increases in investment securities and fed funds sold of $22,414,000 and $30,175,000 or 26.0% and 104.9%, respectively.

The average yield on interest earning assets decreased to 8.4% in the three months ended September 30, 1997 compared to 8.7% for the same period of 1996. The decrease in average yield is attributed to a decrease in the proportion of loans to total earning assets to 59.4% in the third quarter of 1997 from 64.9% in the same period in 1996. Loan fees recognized during the quarter ended September 30, 1997 were $225,000 compared to $303,000 one year earlier.

Partially offsetting the increase in interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the three months ended September 30, 1997 was $3,125,000 and represented an increase of $689,000 or 28.3% over $2,436,000 for the comparable period in 1996. During the three months ended September 30, 1997, the average rate paid by the Banks on interest-bearing liabilities was 4.0% or virtually unchanged from the same period in 1996. The increase in interest expense for the third quarter of 1997 reflects the impact of an increase in the volume of average interest bearing liabilities as a result of the Bank of Salinas branch purchase. Average interest bearing liabilities were $308,674,000 in the three months ended September 30, 1997 compared to $243,288,000 for the same period in 1996, an increase of $65,386,000 or 26.9%. Partially offsetting the impact on net interest income resulting from the increase in interest bearing liabilities was an increase in average noninterest bearing demand deposits. Average noninterest bearing demand deposits of $101,386,000 for the quarter ended September 30, 1997 represented an increase of $26,532,000 or 35.4% over $74,854,000 for the same period one year earlier.

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

Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $147,879,000. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgement, these loans are impaired, appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

The Company did not record a provision for loan losses through a charge to earnings in either of the quarters ended September 30, 1997 and 1996, respectively, as a response to a strengthening economy, continued strong credit performance and an increase in the rate of recovery of loan balances previously charged off. Loan balances of $174,000, which were previously identified and fully reserved for, were charged-off in the third quarter of 1997 compared to $44,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $79,000 for the quarter ended September 30, 1997 compared to $67,000 for the same period in 1996. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

At September 30, 1997 the allowance for credit losses was $4,108,000 or 1.68% of total loans, compared to $4,372,000 or 1.81% at December 31, 1996.

Management believes that the allowance for loan losses is maintained at an adequate level for known and anticipated future risks inherent in the loan portfolio. However, the Company's loan portfolio, particularly the real estate related segments, may be adversely affected if California's economic conditions and the Monterey County real estate market were to weaken. As a result, the level of nonperforming loans, the provision for loan losses and the level of the allowance for loan losses may increase.

Noninterest Income and Expense

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $428,000 for the three months ended September 30, 1997 as compared to $406,000 for the same period of 1996. Noninterest income for the third quarter of 1996 included a nonrecurring benefit of $88,000 resulting from a gain on sale of an OREO property. Excluding this item, noninterest income for the third quarter of 1997 represented an increase of 34.6% over the third quarter of 1996. The increase in noninterest income is primarily attributed to an increase in service charges on deposit accounts of $104,000 resulting from the Bank of Salinas branch purchase.

Noninterest expense increased $733,000 or 29.7% to $3,200,000 in the quarter ended September 30, 1997 from $2,467,000 in the same period one year earlier. The increase in noninterest expenses is primarily due to increases in salaries and benefits, occupancy and equipment and supplies expense. As a percentage of average earning assets, other expenses, on an annualized basis, increased to 3.1% in the three months ended September 30, 1997 from 3.0% in the comparable period of 1996.

Salary and benefits expense was $1,926,000 in the three months ended September 30, 1997 compared to $1,405,000 in the same period one year earlier, an increase of $521,000 or 37.1%. The increase in salary and benefits expense is primarily due to increased headcount related to the branch acquisition by Bank of Salinas and a de novo branch established in Monterey by Cypress Bank. In addition, salary and benefits expense for the third quarter of 1997 includes an accrual of $63,000 for benefits under salary continuation agreements entered into with Executive Officers of the Company effective in the fourth quarter of 1996.

Occupancy expense for the quarter ended September 30, 1997 was $213,000 and represented an increase of $30,000 or 16.4% over $183,000 for the same period last year. The increase in occupancy expense relates to the branch acquisition by Bank of Salinas and the opening of a de novo branch by Cypress Bank which increased the Company's branch network to seven from four for the comparable period last year.

Furniture and equipment expense for the third quarter of 1997 increased $27,000 or 15.2% to $205,000 from $178,000 for the same period last year. The increase in furniture and equipment expense is the result of a program for upgrading the Company's internal systems in addition to the impact of facilities expansion by the Banks.

Other expenses increased $155,000 or 22.1% to $856,000 in the three months ended September 30, 1997 from $701,000 for the comparable period one year earlier. The increase in other expenses is comprised of increases in stationery and supplies, loan expenses and regulatory assessments. Partially offsetting these increases were decreases in professional fees and operating losses. In addition, other expenses in the third quarter of 1997 included approximately $62,000 of amortization of intangible assets resulting from the Bank of Salinas branch acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net income for the nine months ended September 30, 1997 was $4,744,000 or $.96 per share compared to $4,885,000 or $1.05 per share for the comparable period in 1996. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Banks' earnings. The components of net interest income are as follows:

                                                              (Unaudited)
                                                     Nine months ended September 30,
In thousands (except percentages)           1997                                      1996
--------------------------------------------------------------------------------------------------------------
                                Avg                   Avg           Avg                                Avg
                              Balance     Interest  Yield(1)       Balance          Interest         Yield(1)
--------------------------------------------------------------------------------------------------------------
Assets:
Earning Assets
Loans(2)                      $242,359    $18,565   10.2%         $203,628          $16,592            10.9%
Investment Securities           97,310      4,235    5.8%           86,203            3,841             6.0%
Other                           52,057      2,123    5.5%           37,362            1,480             5.3%
                              --------    -------                 --------          -------
Total Earning Assets           391,726     24,923    8.5%          327,193           21,913             9.0%
                                          -------                                   -------
Cash and due from banks         32,537                              22,880
Other assets net of deferred
 loan fees and allowance
 for loan losses(3)              4,471                               1,915
                              --------                            --------
                              $428,734                            $351,988
                              ========                            ========

Liabilities & Shareholders'
 Equity:
 Interest bearing liabilities:
  Demand deposits              $93,623      1,417    2.0%          $74,731            1,268             2.3%
  Savings                       93,775      2,832    4.0%          106,891            3,321             4.2%
  Time deposits                106,293      4,395    5.5%           68,478            2,820             5.5%
  Other borrowings               2,502         92    4.9%                -                -             n/a
                              --------    -------                 --------          -------
Total interest bearing
 Liabilities                   296,193      8,736    3.9%          250,100            7,409             4.0%
                                          -------                                   -------
Demand deposits                 91,368                              67,420
Other Liabilities                2,102                               2,079
                              --------                            --------
Total Liabilities              389,663                             319,599
Shareholders' Equity            39,071                              32,389
                              --------                            --------
                              $428,734                            $351,988
                              ========                            ========
Net interest income &
  margin(4)                               $16,187    5.5%                           $14,504             5.9%
                                          =======    ====                           =======             ====

----------
(1)   Annualized
(2) Loan interest income includes fee income of $838,000 and $771,000 for the nine month period ended September 30, 1997 and 1996, respectively.
(3) Includes the average allowance for loan losses of $4,264,000 and $4,423,000 and average deferred loan fees of $570,000 and $582,000 for the nine months ended September 30, 1997 and 1996.
(4) Net interest margin is computed by dividing net interest income by the total average earning assets.

Net interest income for the nine months ended September 30, 1997 was $16,187,000 representing an improvement of $1,683,000 or 11.6% over $14,504,000 for the comparable period in 1996. The increase in net interest income is comprised of an increase of $3,010,000 or 13.7% in interest income partially offset by an increase in interest expense of $1,327,000 or 17.9%.

As a percentage of average earning assets, the net interest margin for the nine months ended September 30, 1997 was 5.5% and compares to 5.9% in the same period one year earlier. Net interest income for the first nine months of 1996 included approximately $621,000 recognized as a result of collection of foregone interest on two nonaccruing loans. Excluding this nonrecurring collection of forgone interest on the loans, the increase in net interest income would have been $2,304,000 or 16.6%.

Interest income recognized in the first nine months of 1997 was $24,923,000 representing an increase of $3,010,000 or 13.7% over $21,913,000 for the same period of 1996. The increase in interest income was primarily due to an increase in the volume of average earning assets. Earning assets averaged $391,726,000 in the nine months ended September 30, 1997 compared to $327,193,000 in the same period in 1996, representing an increase of $64,533,000 or 19.7%. The increase in average earning assets included an increase in average loans of $38,731,000 or 19.0% and increases in investment securities and fed funds sold of $11,107,000 and $14,695,000 or 12.9% and 39.3%, respectively. In addition, as noted above, interest income for the first nine months of 1996 included approximately $621,000, recognized as a result of collection of foregone interest on two nonaccruing loans. Excluding this nonrecurring collection of forgone interest on the loans, the increase in interest income would have been $3,631,000 or 17.1%.

The average yield on interest earning assets decreased to 8.5% in the nine months ended September 30, 1997 compared to 9.0% for the same period of 1996. The average yield on earning assets in the same period of 1996 after adjusting for the impact of the nonrecurring collection of forgone interest on the loans noted above would have been 8.7%. Loan fees recognized during the nine months ended September 30, 1997 were $838,000 compared to $771,000 one year earlier.

Partially offsetting the increase in interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the nine months ended September 30, 1997 was $8,736,000 and represented an increase of $1,327,000 or 17.9% over $7,409,000 for the comparable period in 1996. The increase in interest expense for the first nine months of 1997 reflects the impact of an increase in the volume of average interest bearing liabilities as a result of the Bank of Salinas branch purchase. Average interest bearing liabilities were $296,193,000 in the nine months ended September 30, 1997 compared to $250,100,000 for the same period in 1996, an increase of $46,093,000 or 18.4%. In addition, the cost of liabilities was impacted by disintermediation of funds from savings accounts to time deposits. Average savings account balances decreased $13,116,000 or 12.3% to $93,775,000 for the first nine months of 1997 from $106,891,000 in the same period in 1996. Time deposits increased $37,815,000 or 55.2% to $106,293,000 from $68,478,000 for the comparable periods in 1997 and 1996.

Partially offsetting the impact on net interest income resulting from the increase in interest bearing liabilities was an increase in average noninterest bearing demand deposits and a slight decrease in the average rate paid on interest-bearing liabilities. Average noninterest bearing demand deposits of $91,368,000 for the nine months ended September 30, 1997 represented an increase of $23,948,000 or 35.5% over $67,420,000 for the same period one year earlier. In addition, during the first nine months of 1997, the average rate paid by the Banks on interest-bearing liabilities was 3.9% compared to 4.0% for the same period in 1996.

Provision for credit losses

The Company did not record a provision for loan losses through a charge to earnings in the first nine months of 1997 as a response to a strengthening economy, continued strong credit performance and an increase in the rate of recovery of loans previously charged-off. This compares to $159,000 charged against earnings for the same period in 1996. Loan balances of $417,000, which were previously identified and fully reserved for, were charged-off in the first nine months of 1997 compared to $285,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $153,000 for the nine months ended September 30, 1997 compared to $113,000 for the same period in 1996. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

Noninterest Income and Expense

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $1,234,000 for the nine months ended September 30, 1997 as compared to $1,118,000 for the same period of 1996, an increase of $116,000 or 10.4%. The increase in noninterest income is primarily attributed to an increase in service charges on deposit accounts of $248,000 or 47.2% as a result of the Bank of Salinas branch purchase. Partially offsetting this increase were decreases in mortgage loan referral fees and gains recognized on sales of SBA loans of $48,000 and $44,000, respectively.

Noninterest expense increased $1,757,000 or 23.0% to $9,393,000 in the nine months ended September 30, 1997 from $7,636,000 in the same period one year earlier. The increase in noninterest expenses is primarily due to increases in salaries and benefits, occupancy and equipment, directors' fees and supplies expense. As a percentage of average earning assets on an annualized basis, other expenses were 3.2% in the first nine months of 1997 compared to 3.1% for the same period in 1996.

Salary and benefits expense was $5,668,000 in the nine months ended September 30, 1997 compared to $4,563,000 in the same period one year earlier, an increase of $1,105,000 or 24.2%. The increase in salary and benefits expense is primarily due to increased headcount related to the branch acquisition by Bank of Salinas and a de novo branch established in Monterey by Cypress Bank. In addition, salary and benefits expense for the first nine months of 1997 includes an accrual of $188,000 for benefits under salary continuation agreements entered into with Executive Officers of the Company effective in the fourth quarter of 1996.

Occupancy expense for the nine months ended September 30, 1997 was $654,000 and represented an increase of $120,000 or 22.5% over $534,000 for the same period last year. The increase in occupancy expense relates to the branch acquisition by Bank of Salinas and the opening of a de novo branch by Cypress Bank.

Furniture and equipment expense for the first nine months of 1997 increased $92,000 or 18.4% to $592,000 from $500,000 for the same period last year. The increase in furniture and equipment expense is the result of a program for upgrading the Company's internal systems in addition to the impact of facilities expansion by the Banks.

Other expenses increased $440,000 or 21.6% to $2,479,000 in the nine months ended September 30, 1997 from $2,039,000 for the comparable period one year earlier. The increase in other expenses is comprised of increases in stationery and supplies, loan expenses, regulatory assessments, data processing and telecommunication expenses. Partially offsetting these increases were decreases in professional fees, operating losses and correspondent bank charges. In addition, other expenses in the first nine months of 1997 included approximately $144,000 of amortization of intangible assets resulting from the Bank of Salinas branch acquisition.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Banks assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 1997, were approximately $95,138,000 and $4,733,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans held for sale. On September 30, 1997, consolidated liquid assets totaled $167.5 million or 36.1% of total assets as compared to $85.1 million or 22.6% of total consolidated assets on December 31, 1996. In addition to liquid assets, the Banks maintain lines of credit with correspondent banks for up to $15,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. In addition, it has been the Company's policy to restrict average maturities in the investment portfolio to not more than three years. The short-term repricing characteristics of the loan and investment portfolios, and loan agreements which generally require monthly interest payments, provide the Banks with additional secondary sources of liquidity. Another key liquidity ratio is the ratio of gross loans to total deposits, which was 59.0% at September 30, 1997 and 71.2% at December 31, 1996.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Banks' earning assets and interest-bearing liabilities at September 30, 1997, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

September 30, 1997
In thousands


September 30, 1997
-------------------------------------------------------------------------------------------------------------------------------
In thousands
-------------------------------------------------------------------------------------------------------------------------------
                                                                 Over three
Assets and Liabilities                             Next day      months and          Over one
  which Mature or                                and within          within        and within           Over
   Reprice                    Immediately      three months        one year        five years      five years           Total
-------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold             $  64,332         $     -          $     -           $     -          $     -          $  64,332
Investment securities                  4            25,926           28,468            48,238            3,113          105,749
Loans, excluding
   nonaccrual loans
   and overdrafts                 10,743           186,289            7,369            29,894            9,611          243,906
-------------------------------------------------------------------------------------------------------------------------------
Total                          $  75,079         $ 212,215        $  35,837         $  78,132        $  12,724        $ 413,987
===============================================================================================================================
Interest bearing
   liabilities:
Interest bearing demand        $  89,235         $     -          $     -           $     -          $     -          $  89,235
Savings                          101,070               -                -                 -                -            101,070
Time certificates                     87            29,391           66,447            24,600               28          120,553
Other Borrowings                     -               2,500              -                 -                -              2,500
-------------------------------------------------------------------------------------------------------------------------------
Total                          $ 190,392         $  31,891        $  66,447         $  24,600        $      28        $ 313,358
===============================================================================================================================
Interest rate
   sensitivity gap             $(115,313)        $ 180,324        $ (30,610)        $  53,532        $  12,696
Cumulative interest
   rate sensitivity gap        $(115,313)        $  65,011        $  34,401         $  87,933        $ 100,629
Ratios:
Interest rate
   sensitivity gap                  0.39              6.65             0.54              3.18           454.43
Cumulative interest
   rate sensitivity gap             0.39              1.29             1.12              1.28             1.32
-------------------------------------------------------------------------------------------------------------------------------


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

CAPITAL RESOURCES

The Company's total shareholders' equity was $41,560,000 at September 30, 1997 compared to $36,332,000 at December 31, 1996.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and a minimum leverage ratio of Tier 1 capital to average assets (as defined). Management believes, as of September 30, 1997 that the Company meets all capital adequacy requirements to which it is subject.

The following table shows the Company's actual capital amounts and ratios at September 30, 1997 and December 31, 1996 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                              For Capital
                                                       Actual              Adequacy Purposes:
                                              ---------------------     ----------------------
                                                Amount        Ratio       Amount         Ratio
----------------------------------------------------------------------------------------------
AS OF SEPTEMBER 30, 1997
Total Capital (to Risk Weighted Assets):      43,193,000      15.4%     22,504,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):     39,779,000      14.1%     11,252,000        4.0%
Tier 1 Capital (to Average Assets):           39,779,000       9.1%     17,481,000        4.0%


AS OF DECEMBER 31, 1996:
Total Capital (to Risk Weighted Assets):      39,562,000      15.4%     20,584,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):     36,332,000      14.1%     10,292,000        4.0%
Tier 1 Capital (to Average Assets):           36,332,000      10.1%     14,321,000        4.0%
----------------------------------------------------------------------------------------------


The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised banking regulations and established a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) "well capitalized" consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2)

"adequately capitalized" consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "undercapitalized" consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "significantly undercapitalized" consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and, (5) "critically undercapitalized" consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

The Banks must comply with the regulatory framework for prompt corrective action. As of September 30, 1997 and December 31, 1996, the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under this regulatory framework. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as described above. There are no conditions or events since that notification that management believes have changed the institution's category.

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


October 22, 1997                    CENTRAL COAST BANCORP


                                    By \s\ THOMAS A. SA
                                       -----------------------------------------
                                    Thomas A. Sa, Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                       Description
-------                      -----------

 27.1                        Financial Data Schedule