Form 10-K
period 1997-12-31
CENTRAL COAST BANCORP
filed 1998-03-30
CIK 921085

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD FROM
                               -------------------- TO
                                --------------------

                           COMMISSION FILE NUMBER 0-25418

                                CENTRAL COAST BANCORP
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             STATE OF CALIFORNIA                                 77-0367061
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)
     301 MAIN STREET, SALINAS, CALIFORNIA                          93901
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
                COMMON STOCK                                       NONE
               (NO PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 6, 1998 was $106,999,026. As of March 6, 1998, the registrant had 4,808,945 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into this Form 10-K:
Part III, Items 10 through 13 from registrant's definitive proxy statement for the 1998 annual meeting of shareholders.

                  THE INDEX TO EXHIBITS IS LOCATED AT PAGE 57

================================================================================

                                     PART I

ITEM 1. BUSINESS

  General Development of Business.

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in the operating market areas of the Company and the Banks; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Banks.

     Central Coast Bancorp (the "Company") is a California corporation organized in 1994 to act as the bank holding company of Bank of Salinas and Cypress Bank, state-chartered banks (the "Banks"). The Banks, headquartered in Salinas and Seaside, respectively, serve individuals, merchants, small and medium-sized businesses, professionals, agribusiness enterprises and wage earners located in the Salinas Valley and the Monterey Peninsula.

     On February 21, 1997, the Bank of Salinas purchased certain assets and assumed certain liabilities of the Gonzales and Castroville branch offices of Wells Fargo Bank. As a result of the transaction the Bank assumed deposit liabilities, received cash, and acquired tangible assets. This transaction resulted in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

     In January 1997, Cypress Bank opened a new branch office in Monterey, California, so that it might better serve business and individual customers on the Monterey Peninsula.

     Other than holding the shares of the subsidiary Banks, the Company conducts no significant activities. Although, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

     The Banks operate through their headquarters offices located in Salinas and Seaside, California and through their branch offices located in Castroville, Gonzales, King City, Marina and Monterey, California. The Banks offer a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including residential mortgage), Small Business Administration, personal, home improvement, automobile and other installment and term loans. They also offer travelers' checks, safe deposit boxes, notary public, customer courier and other customary bank services. The Bank of Salinas and Cypress Bank Offices are open from 9:00 a.m. to 5:00 p.m., Monday through Thursday, and 9:00 a.m. to 6:00 p.m. on Friday. The Bank of Salinas also operates a limited service facility in a retirement home located in Salinas, California. The facility is open from 10:00 a.m. to 12:00 p.m. on Wednesday of each week. The Banks have automated teller machines (ATMs) located at the Castroville, Gonzales, King City, Marina, Monterey and Seaside offices, the Monterey County Fairgrounds, the Soledad Correctional Training Facility Credit Union, Salinas Valley Memorial Hospital and Fort Hunter Liggett which is located in Jolon, California. The Banks are insured under the Federal Deposit Insurance Act and each depositor's account is insured up to the legal limits thereon. The Banks are chartered (licensed) by the California Commissioner of Financial Institutions ("Commissioner") and have chosen not to become a member of the Federal Reserve System. The Banks have no subsidiaries.

     The Banks also currently offer personal and business Visa credit cards. The Banks have arranged with a correspondent institution to offer trust services to the Banks' customers on request. The Banks operate an on-site computer system which provides independent processing of the Banks' deposits, loans and financial accounting.

     The three areas in which the Banks have directed virtually all of their lending activities are: (i) commercial loans; (ii) consumer loans; and (iii) real estate loans (including residential construction and mortgage loans). As of December 31, 1997, these three categories accounted for approximately 49 percent, 4 percent and 47 percent, respectively, of the Banks' loan portfolio.

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

     As of December 31, 1997, the Banks served a total of 31 municipality and governmental agency depositors totaling $26,441,000 in deposits. In connection with the deposits of municipalities or other governmental agencies or entities, the Banks are generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC").

     As of December 31, 1997, the Banks had total deposits of $450,301,000. Of this total, $126,818,000 represented noninterest-bearing demand deposits, $89,107,000 represented interest-bearing demand deposits, and $234,376,000 represented interest-bearing savings and time deposits.

     The principal sources of the Banks' revenues are: (i) interest and fees on loans; (ii) interest on Federal Funds sold (funds loaned on a short-term basis to other banks) ; and (iii) interest on investments (principally government securities). For the fiscal year ended December 31, 1997 these sources comprised 73 percent, 10 percent, and 17 percent, respectively, of the Banks' total interest income.

  Supervision and Regulation

     The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Banks' common stock, however, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

     The Banks are licensed by the California Commissioner of Financial Institutions ("Commissioner"), their deposits are insured by the FDIC, and they have chosen not to become members of the Federal Reserve System. The Banks have no subsidiaries. Consequently, the Banks are subject to the supervision of, and are regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Banks' business and condition, including their capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Banks are required to file reports with the Commissioner, the FDIC and the Board of Governors and provide such additional information as the Commissioner, FDIC and the Board of Governors may require.

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

     At December 31, 1997, the Banks and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 7 below for a listing of the Company's risk-based capital ratios at December 31, 1997 and 1996.

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

  Competition

     At December 31, 1997, there were 34 branches of commercial and savings banks in the cities of Castroville, Gonzales, King City, Marina, Salinas, Seaside and the Monterey Peninsula. Additionally, the Banks compete with savings and loan associations and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

     Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Banks are not authorized or prepared to offer currently. The Banks have made arrangements with their correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Banks' legal lending limits, the Banks have offered, and intend to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within their lending limits. As of December 31, 1997, the Banks' aggregate legal lending limits to a single borrower and such borrower's related parties were $6,910,000 on an unsecured basis and $11,516,000 on a fully secured basis based on regulatory capital of $46,064,000.

     Each Bank's business is concentrated in its service area, which primarily encompasses Monterey County, including the Salinas Valley area and to a lesser extent, the contiguous areas of San Benito County, Southern Santa Cruz County, and Santa Clara County. The economy of the Bank of Salinas's service area is primarily dependent upon the agricultural industry. Consequently, Bank of Salinas competes with other financial institutions for deposits from and loans to individuals and companies who are also dependent upon the agricultural industry. The economy of Cypress Bank's service area is primarily dependent on the tourist supported small business industry. Cypress Bank competes with other financial institutions located in their own communities and in surrounding communities.

     Based upon data as of the most recent practicable date (June 30, 1997(1)), there were 76 operating commercial and savings bank branches in Monterey County with total deposits of $3,470,353,000. The Banks held a total of $450,301,000 in deposits, representing approximately 13.0% of total commercial and savings banks deposits in Monterey County as of June 30, 1997. Of the Banks' competitors, three are independent banks headquartered in Monterey County. The Banks also compete with savings and loans associations in Monterey County.

     In order to compete with the major financial institutions in their primary service areas, the Banks use to the fullest extent possible the flexibility which is accorded by their independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Banks' officers, directors and employees. The Banks also seek to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed the Banks' lending limits, the Banks seek to arrange for such loans on a

---------------

  1"Data Book Summary of Deposits in all FDIC Insured Commercial and Savings Banks", June 30, 1997 participation basis with other financial institutions. The Banks also assist those customers requiring services not offered by the Banks to obtain such services from correspondent banks.

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest rate paid by the Banks to obtain their deposits and other borrowings and the interest rate received by the Banks on loans extended to customers and on securities held in the Banks' portfolio comprise the major portion of the Banks' earnings.

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

     On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA substantially revised banking regulations, certain aspects of the Federal Deposit Insurance Act and established a framework for determination of capital adequacy of financial institutions, among other matters. Under the FDICIA, financial institutions are placed into five capital adequacy categories as follows: (1) well capitalized,
(2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The FDICIA authorized the Board of Governors, the Comptroller and FDIC to establish limits below which financial institutions will be deemed critically undercapitalized, provided that such limits can not be less than two percent (2%) of the ratio of tangible equity to total assets or sixty-five percent (65%) of the minimum leverage ratio established by regulation. Financial institutions classified as undercapitalized or below are subject to limitations including restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness, (iii) capital distributions, and (iv) payment of management fees to a parent holding company.

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

     In 1995 the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, the Banks' current capital ratios and the Banks' current levels of deposits, the Banks anticipate no change in the assessment rate applicable to the Banks during 1998 from that in 1997.

     The Board of Governors and FDIC adopted regulations effective December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" -- consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" -- consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized' institution; (3) "Undercapitalized" -- consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" -- consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" -- consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

     The Banks have a current rating of "satisfactory" or better for CRA compliance.

     Recently, the Federal banking agencies, especially the OCC and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. On November 20, 1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. This OCC regulation could be advantageous to national banks depending on the extent to which the OCC permits national banks to engage in new lines of business.

     Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are pending or may be introduced before the United States Congress, the California State Legislature and Federal and state government agencies. The United States Congress is considering numerous bills that could reform banking laws substantially. For example, proposed bank modernization legislation under consideration would, among other matters include a repeal of the Glass-Steagall Act restrictions on banks that now prohibit the combination of commercial and investment banks.

     It is not known to what extent, if any, the legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that many of these proposals would subject the Company and the Banks to increased regulation, disclosure and reporting requirements and would increase competition and the Banks' cost of doing business.

     In additional to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such and regulations may have on the Company and the Banks.

ITEM 2. PROPERTIES

     The headquarters office and centralized operations of the Company are located at 301 Main Street, Salinas, California.

     Bank of Salinas is headquartered at 301 Main Street, Salinas, California, with branch offices located at 301 Main Street, Salinas, California; 10601 Merritt Street, Castroville, California; 346 Alta Street, Gonzales, California; and 532 Broadway, King City, California.

     Cypress Bank is headquartered at 1658 Fremont Boulevard in Seaside, California, with branch offices located at 228 Reservation Road, Marina, California and 484 Lighthouse Avenue, Monterey, California. The Marina office is leased from a joint venture that includes affiliates of Central Coast Bancorp. In addition to the monthly rental expense, the Bank paid to the joint venture $18,000 for a security deposit and $12,000 for the January 1994 and last three months rent.

     In addition to the branch facilities owned by the Company in Castroville and Gonzales, the Company operates its headquarters and other branch offices under facilities leases which expire in November 1998 through February 2000, with options to extend for three to fifteen years. These include facilities leased from a shareholder and from directors at terms and conditions which management believes are consistent with the commercial lease market. Rental rates are adjusted annually for changes in certain economic indices. The annual minimum lease commitments are set forth in Footnote 7 of Item 8 Financial Statements and Supplementary Data included in this report and incorporated herein by reference. The forgoing description of the Lease Agreements is qualified by reference to the Lease Agreements included in Exhibits listed in
Part IV of this Form 10-K.

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

     Neither the Company nor the Banks are a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Banks' business) and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A) Market Information

     There is limited trading in and no established public trading market for the Company's common stock. The Company's common stock is not listed on any exchange. Hoefer & Arnett, Incorporated and Ryan Beck are registered as market makers in the Company's stock. Dean Witter Reynolds, Smith Barney and Paine Webber also facilitate trades in the Company's common stock. Based on information provided to the Company from Dean Witter Reynolds and Smith Barney, the range of high and low bids for the common stock for the two most recent fiscal years, restated to reflect all stock dividends and stock splits distributed by the Company and the 10% stock dividend declared in January 1998, are presented below.

                       CALENDAR YEAR                          LOW       HIGH
                       -------------                         ------    ------
1997
  First Quarter............................................  $14.32    $22.27
  Second Quarter...........................................   15.45     21.25
  Third Quarter............................................   20.23     22.73
  Fourth Quarter...........................................   17.50     20.57
1996
  First Quarter............................................  $ 8.95    $ 9.65
  Second Quarter...........................................    9.36     10.46
  Third Quarter............................................   10.45     11.52
  Fourth Quarter...........................................   11.52     13.34

     The bid price for the Company's common stock was $21.00 as of January 31, 1998.

     (B) Holders

     As of January 31, 1998, there were approximately 1,261 holders of the common stock of the Company. There are no other classes of common equity outstanding.

     (C) Dividends

     The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (1) the corporation's assets equal at least 1 1/4 times its liabilities; and (2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1 1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Banks.

     The payment of cash dividends by the subsidiary Banks is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution.

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

     Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Banks to the Company was approximately $15,034,000 as of December 31, 1997.

     To date, the Company has not paid a cash dividend and presently does not intend to pay cash dividends in the foreseeable future. The Company distributed a ten percent stock dividend in 1998, a three-for-two stock split in 1997, a ten percent stock dividend in 1996 and a twelve percent stock dividend in 1995. The Board of Directors will determine payment of dividends in the future after consideration of various factors including the profitability and capital adequacy of the Company and the Banks.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents certain consolidated financial information concerning the business of the Company and its subsidiary Banks. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report.

                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                       (DOLLARS AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS
Total Interest Income...............  $ 33,916    $ 29,301    $ 26,964    $ 21,646    $ 18,492
Total Interest Expense..............    12,041       9,859      10,008       7,071       6,198
                                      --------    --------    --------    --------    --------
          Net Interest Income.......    21,875      19,442      16,956      14,575      12,294
Provision for Credit Losses.........        64         352         695       1,745         915
                                      --------    --------    --------    --------    --------
Net Interest Income After Provision
  for Credit Losses.................    21,811      19,090      16,261      12,830      11,379
Other Income........................     1,765       1,456       1,302       1,315       1,384
Other Expenses......................    12,573      11,115      10,263       9,170       8,546
                                      --------    --------    --------    --------    --------
Income before Income Taxes..........    11,003       9,431       7,300       4,975       4,217
Income Taxes........................     4,500       3,571       2,975       2,046       1,760
                                      --------    --------    --------    --------    --------
NET INCOME..........................  $  6,503    $  5,860    $  4,325    $  2,929    $  2,457
                                      ========    ========    ========    ========    ========
BASIC EARNINGS PER SHARE(1).........  $   1.36    $   1.26    $   0.94    $   0.66    $   0.56
DILUTED EARNINGS PER SHARE(1).......      1.26        1.18        0.88        0.63        0.53
FINANCIAL CONDITION AND CAPITAL --
  YEAR-END BALANCES
Net Loans...........................  $251,271    $235,992    $191,000    $179,266    $181,250
Total Assets........................   497,674     376,832     357,236     310,362     269,820
Deposits............................   450,301     338,663     326,089     283,823     247,112
Shareholders' Equity................    43,724      36,332      29,916      25,547      21,932
FINANCIAL CONDITION AND CAPITAL --
  AVERAGE BALANCES
Net Loans...........................  $238,793    $203,117    $173,065    $179,514    $169,829
Total Assets........................   441,013     355,386     329,502     290,166     265,935
Deposits............................   396,457     319,110     300,291     265,512     234,228
Shareholders' Equity................    39,969      33,228      27,684      23,691      20,670
SELECTED FINANCIAL RATIOS
Rate of Return on:
  Average Total Assets..............      1.47%       1.65%       1.31%       1.01%       0.92%
  Average Shareholders' Equity......     16.27%      17.64%      15.62%      12.36%      11.89%
Rate of Average Shareholders' Equity
  to Total Average Assets...........      9.06%       9.35%       8.40%       8.16%       7.77%

---------------
(1) Earnings per share data has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128.

     (A) (1) Distribution of Assets, Liabilities and Equity; Interest Rates and Interest Differential

             Table I in Management's Discussion and Analysis included in this report sets forth the Company's average balance sheets (based on daily averages) and an analysis of interest rates and the interest rate differential for each of the three years in the period ended December 31, 1997 and is hereby incorporated by reference.

          (2) Volume/Rate Analysis

             Information as to the impact of changes in average rates and average balances on interest earning assets and interest bearing liabilities is shown in the table below. The variances attributed to simultaneous balance and rate changes have been reflected as rate variances.

                              VOLUME/RATE ANALYSIS
                         (IN THOUSANDS) 1997 OVER 1996

     Increase (decrease) due to change in:

                                                                                    NET
                                                              VOLUME     RATE      CHANGE
                                                              ------    -------    ------
INTEREST-EARNING ASSETS:
  Net Loans(1)(2)(3)........................................  $3,924    $(1,426)   $2,498
  Investment securities.....................................   1,006       (119)      887
  Federal funds sold & other................................   1,080        150     1,230
                                                              ------    -------    ------
          Total.............................................   6,010     (1,395)    4,615
                                                              ------    -------    ------
INTEREST-BEARING LIABILITIES:
  Demand deposits...........................................     393       (141)      252
  Savings deposits..........................................    (296)      (132)     (428)
  Time deposits.............................................   2,214         46     2,260
  Other Borrowings..........................................      98         --        98
                                                              ------    -------    ------
          Total.............................................   2,409       (227)    2,182
                                                              ------    -------    ------
Interest differential.......................................  $3,601    $(1,168)   $2,433
                                                              ======    =======    ======

                         (IN THOUSANDS) 1996 OVER 1995

     Increase (decrease) due to change in:

                                                                                    NET
                                                              VOLUME     RATE      CHANGE
                                                              ------    -------    ------
INTEREST-EARNING ASSETS:
  Net loans(1)(2)(3)........................................  $3,426    $  (809)   $2,617
  Investment securities.....................................     222        194       416
  Federal funds sold & other................................    (474)      (222)     (696)
                                                              ------    -------    ------
          Total.............................................   3,174       (837)    2,337
                                                              ------    -------    ------
INTEREST-BEARING LIABILITIES:
  Demand deposits...........................................     (90)      (190)     (280)
  Savings deposits..........................................    (392)      (388)     (780)
  Time deposits.............................................     818         93       911
                                                              ------    -------    ------
          Total.............................................     336       (485)     (149)
                                                              ------    -------    ------
Interest differential.......................................  $2,838    $  (352)   $2,486
                                                              ======    =======    ======

---------------
(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

(2) Loan fees of $1,037,000, $901,000 and $769,000 for the years ended December 31, 1997, 1996 and 1995, respectively have been included in the interest income computation.

(3) Rate variance includes impact of interest income recognized from payments received on nonaccrual loans of $619,000 in 1996.

     (B) Investment Portfolio

          (1) The book value of investment securities at December 31, 1997, 1996 and 1995 is set forth in Table III of Management's Discussion and Analysis included in this report and incorporated herein by reference.

          (2) The book value, maturities and weighted average yields of investment securities as of December 31, 1997 are set forth in Table III of Management's Discussion and Analysis included in this report and incorporated herein by reference.

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

          (2) The following table sets forth the maturity distribution of the loan portfolio at December 31, 1997:

                                               ONE YEAR
                                ONE YEAR        THROUGH         OVER
                                 OR LESS      FIVE YEARS     FIVE YEARS        TOTAL
                               -----------    -----------    -----------    ------------
                                                    (IN THOUSANDS)
Commercial, financial and
  agricultural...............  $63,907,000    $45,420,000    $16,640,000    $125,967,000
Real estate --
  construction...............   14,121,000        524,000             --      14,645,000
Real estate -- other.........   15,187,000     45,523,000     46,866,000     107,576,000
Installment..................    6,427,000      2,623,000        155,000       9,205,000
                               -----------    -----------    -----------    ------------
          Total..............  $99,642,000    $94,090,000    $63,661,000    $257,393,000
                               ===========    ===========    ===========    ============

        Loans shown above with maturities greater than one year include $114,231,000 of floating interest rate loans and $43,520,000 of fixed rate loans.

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

     (D) Summary of Loan Loss Experience

          (1) An analysis of the allowance for loan losses follows:

                            YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                               1997            1996            1995            1994            1993
                           -------------   -------------   -------------   -------------   -------------
                                                          (IN THOUSANDS)
Average loans
  outstanding............    $243,593        $207,556        $177,476        $182,812        $172,412
                             --------        --------        --------        --------        --------
Allowance for possible
  credit losses at
  beginning of period....    $  4,372        $  4,446        $  4,068        $  2,840        $  2,371
Loans charged off:
  Real estate............        (100)           (207)            (52)            (45)            (46)
  Installment............         (61)            (22)            (80)           (125)           (164)
  Commercial.............        (279)           (391)           (302)           (413)           (404)
                             --------        --------        --------        --------        --------
                                 (440)           (620)           (434)           (583)           (614)
                             --------        --------        --------        --------        --------
Recoveries of loans
  previously charged off:
  Real estate............          28              11              --              --              --
  Installment............          37              27              29              35              75
  Commercial.............         162             156              88              31              93
                             --------        --------        --------        --------        --------
                                  227             194             117              66             168
                             --------        --------        --------        --------        --------
Net loans charged off....        (213)           (426)           (317)           (517)           (446)
Additions to allowance
  charged to operating
  expenses...............          64             352             695           1,745             915
                             --------        --------        --------        --------        --------
Allowance for possible
  loans losses at end of
  period.................    $  4,223        $  4,372        $  4,446        $  4,068        $  2,840
                             ========        ========        ========        ========        ========
Ratio of net charge-offs
  to average loans
  outstanding............        0.09%           0.21%           0.18%           0.28%           0.26%

     Factors used in determination of the allowance for loan losses are discussed in greater detail in the "Risk Elements" section of Management's Discussion and Analysis included in this report and are incorporated herein by reference.

          (2) In evaluating the adequacy of the allowance for loan losses, the Company attempts to allocate the allowance for loan losses to specific categories of loans. Management believes that any breakdown or allocation of the allowance for possible loan losses into loan categories lends an appearance of exactness which does not exist in that the allowance is utilized as a single unallocated allowance available for all loans. Further, management believes that the breakdown of historical losses in the preceding table is a reasonable representation of management's expectation of potential losses in the next full year of operation. However, the allowance for loan losses should not be interpreted as an indication of when charge-offs will occur or as an indication of future charge-off trends.

     (E) Deposits

          (1) Table I in Management's Discussion and Analysis included in this report sets forth the distribution of average deposits for the years ended December 31, 1997, 1996 and 1995 and is incorporated herein by reference.

          (2) The maturities of time certificates of deposit of $100,000 or more at December 31, 1997 are summarized as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Three months or less........................................  $25,020,000
Over three months through six months........................   18,629,000
Over six months through twelve months.......................   24,966,000
Over twelve months..........................................   17,829,000
                                                              -----------
          Total.............................................  $86,444,000
                                                              ===========

     3(F) Return on Equity and Assets

          (1) The table at page 13 of this section sets forth the ratios of net income to average assets and average shareholders' equity, and average shareholders' equity to average assets. As the Company has never paid a cash dividend, the dividend payout ratio is not indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Banks.

  Business Organization

     Central Coast Bancorp (the "Company"), a California corporation organized in 1994, acts as the holding company for Bank of Salinas and Cypress Bank (the "Banks"), state-chartered banks, headquartered in Salinas and Seaside, California, respectively. As of December 31, 1997, the Banks operated seven full-service branches and one limited-service branch in Monterey County, California. Other than its investment in the Banks, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors, the Company's principal regulator.

     The Banks offer a full range of commercial banking services, offering a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in the Salinas Valley and the Monterey Peninsula.

     On February 21, 1997, the Bank of Salinas purchased certain assets and assumed certain liabilities of the Gonzales and Castroville branch offices of Wells Fargo Bank. As a result of the transaction the Bank assumed deposit liabilities, received cash, and acquired tangible assets. This transaction resulted in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

     In January 1997, Cypress Bank opened a new branch office in Monterey, California, so that it might better serve business and individual customers on the Monterey Peninsula.

     The following analysis is designed to enhance the reader's understanding of the Company's financial condition and the results of its operations as reported in the Consolidated Financial Statements included in this Annual Report. Reference should be made to those statements and the Selected Financial Data presented elsewhere in this report for additional detailed information.

  Overview

     The Company earned net income of $6,503,000 for the year ended December 31, 1997, representing an increase of $643,000 or 11% over 1996 net income of $5,860,000. Net income reported for 1996 represented an increase of $1,535,000 or 35% over 1995 net income of $4,325,000. Diluted earnings per share for 1997 was $1.26 compared to $1.18 and $.88 per share for the preceding two years. The improvement in net income in 1997 and 1996 was primarily due to growth in net interest income and noninterest income that outpaced increases in operating expenses. Net income in 1997 and 1996 also benefited from lower provisions for loan losses compared with 1996 and 1995, respectively. Each of these factors is discussed in more detail later in this analysis.

     Common shareholders' equity increased by $7,392,000 during 1997 to $43,724,000 at December 31, 1997, primarily through the retention of earnings and as the result of exercises of stock options and warrants and related tax benefits. In 1996 and 1995, common shareholders' equity increased by $6,416,000 and $4,369,000 primarily through retention of earnings. It is the objective of management to maintain adequate capital for future growth through retention of earnings. The Company has never declared a cash dividend, however, it distributed a three-for-two stock split in 1997, a ten percent stock dividend during 1996 and a twelve percent stock dividend in the year ended December 31, 1995. Also, the Company declared a 10% stock dividend in January 1998 (to be distributed on March 3, 1998, to shareholders of record as of February 17,
1998). Per share earnings have been adjusted to reflect such stock split and stock dividends and any dilutive effect of common stock equivalents (stock options and warrants outstanding but not exercised) calculated using the treasury stock method as required by SFAS 128 "Earnings Per Share".

  Earnings Summary

     Net Interest Income -- Net interest income refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments. It is the primary component of the net earnings of a financial institution. The primary factors to consider in analyzing net interest income are the composition and volume of earning assets and interest bearing liabilities, the amount of noninterest bearing liabilities and nonaccrual loans, and changes in market interest rates.

     Net interest income for 1997 was $21,875,000, or 5.5% of average earning assets, representing an increase of $2,433,000 or 12.5% over $19,442,000 and 6.0% of average earning assets in 1996. Net interest income reported in 1996 represented an increase of $2,486,000 or 14.7% from $16,956,000 in 1995. The increases in the net interest income in 1997 and 1996 primarily reflect increases in average earning assets in each of those years.

     Interest income for 1997 was $33,916,000 compared to $29,301,000 and $26,964,000 for 1996 and 1995, respectively. The increase in interest income in 1997 and 1996 is primarily due to growth in average earning assets. Average earning assets were $398,416,000 in 1997 representing an increase of 22.5% over $325,203,000 in 1996. Average earning assets in 1996 represented an increase of 8.6% over $299,417,000 in 1995. Loan yields averaged 10.4% in 1997 compared to 11.0% and 11.4% in 1996 and 1995, respectively. The trend in loan yields generally corresponds to fluctuations in market interest rates during 1997 and 1996. In addition, interest income in 1996 included approximately $600,000 of previously foregone interest collected on two loans that had been on nonaccrual status. A majority of the Company's loan yields float with the prime rate. The average prime rate was 8.44%, 8.27% and 8.82% in 1997, 1996 and 1995, respectively.

     Interest expense was $12,041,000 in 1997 representing an increase of $2,182,000 or 22.1% from $9,859,000 in 1996. The increase in interest expense was primarily due to growth in interest bearing core deposits. Average interest-bearing liabilities of $302,166,000 in 1997 represented 75.9% of total deposits compared to $249,233,000 or 78.1% of total deposits in 1996. Interest expense for 1996 decreased $149,000 or 1.5% over $10,008,000 in 1995. The decrease in interest expense in 1996 resulted from a decrease in the average rate paid on average interest-bearing deposits which offset an increase in the volume of such deposits.

     The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the years ended December 31, 1997, 1996 and 1995.

                                                   1997                           1996                           1995
                                        ---------------------------    ---------------------------    ---------------------------
                                          AVG                  AVG       AVG                  AVG       AVG                  AVG
                                        BALANCE    INTEREST   YIELD    BALANCE    INTEREST   YIELD    BALANCE    INTEREST   YIELD
                                        --------   --------   -----    --------   --------   -----    --------   --------   -----
                                                                    IN THOUSANDS (EXCEPT PERCENTAGES)
ASSETS:
Earning Assets
  Loans(1)(2).........................  $238,793   $24,828     10.4%   $203,117   $22,330    11.0%    $173,065.. $19,713    11.4%
  Investment Securities...............    99,653     5,823      5.8%     82,883     4,936     6.0%      78,980     4,520    5.7%
  Other...............................    59,970     3,265      5.4%     39,203     2,035     5.2%      47,372     2,731    5.8%
                                        --------   -------             --------   -------             --------   -------
Total Earning Assets..................   398,416   $33,916      8.5%    325,203   $29,301     9.0%     299,417   $26,964    9.0%
                                                   -------                        -------                        -------
Cash & due from banks.................    33,144                         22,867                         23,198
Other assets..........................     9,453                          7,316                          6,887
                                        --------                       --------                       --------
                                        $441,013                       $355,386                       $329,502
                                        ========                       ========                       ========
LIABILITIES & SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
  Demand deposits.....................  $ 93,161   $ 1,881      2.0%   $ 75,295   $ 1,629     2.2%    $ 79,065   $ 1,909    2.4%
  Savings.............................    95,767     3,875      4.0%    102,819     4,303     4.2%     111,351     5,083    4.6%
  Time deposits.......................   111,370     6,187      5.6%     71,119     3,927     5.5%      55,966     3,016    5.4%
  Other borrowings....................     1,868        98      5.2%          0         0     n/a            0         0     n/a
                                        --------   -------             --------   -------             --------   -------
Total interest bearing liabilities....   302,166    12,041      4.0%    249,233     9,859     4.0%     246,382    10,008    4.1%
                                                   -------                        -------                        -------
Demand deposits.......................    96,159                         69,877                         53,909
Other Liabilities.....................     2,719                          3,048                          1,527
                                        --------                       --------                       --------
Total Liabilities.....................   401,044                        322,158                        301,818
Shareholders' Equity..................    39,969                         33,228                         27,684
                                        --------                       --------                       --------
                                        $441,013                       $355,386                       $329,502
                                        ========                       ========                       ========
Net interest income & margin(3).......             $21,875      5.5%              $19,442     6.0%               $16,956    5.7%
                                                   =======    =====               =======    ====                =======    ====

---------------
(1) Loans interest includes loan fees of $1,037,000, $901,000 and $769,000 in 1997, 1996 and 1995, and interest recognized from payments received from payments on nonaccrual loans of $619,000 in 1996.

(2) Average balances of loans include average allowance for loan losses of $4,229,000, $4,439,000 and $4,411,000, and average deferred loan fees of
    $571,000, $613,000 and $536,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

     Other Income -- Other income growth is a key to improving overall profitability in a deregulated competitive environment. Noninterest income provides stability to the income stream and enhances overall profitability. Total noninterest income was $1,765,000 for 1997, $1,456,000 for 1996 and $1,302,000 for 1995. The Company's noninterest income is primarily derived from fees earned by the Banks for deposit-related customer services. Income realized from service charges on deposit accounts increased $341,000 or 46.4% to $1,076,000 in 1997 over $735,000 in 1996. Service charge income for 1996 represented an increase of $59,000 or 8.7% over $676,000 recognized in 1995. The increase in income from fees and service charges was largely the result of the increase in deposit accounts as the Banks added more branches as well as growth in the total number of interest bearing and noninterest bearing demand deposit accounts at all branches.

     The Company also earns income from the sale and servicing of SBA loans. Income from the sale and servicing of such loans was $119,000 in 1997 representing a decrease of $42,000 or 26.1% over $161,000 recognized in 1996. Sale and servicing income in 1996 increased $6,000 or 3.9% over $155,000 in 1995. The decreases and increases in income from the sale and servicing of SBA loans in 1997 and 1996, respectively, were primarily due to decreases and increases in the volume of loans sold.

     Fees earned on merchant credit card transactions decreased $1,000 or 0.7% to $150,000 in 1997 from $151,000 in 1996. In 1996, merchant card fees represented a decrease of $30,000 or 16.6% over $181,000 in 1995. Fluctuations in merchant card fees are primarily due to fluctuations in merchant retail sales volumes.

     Mortgage origination fees increased $19,000 or 18.3% to $123,000 for 1997 from $104,000 in 1996. In 1996, mortgage origination fees increased $15,000 or 16.9% from $89,000 in 1995. The increases in 1997 and 1996 were due to increases in the volume of mortgage applications processed as a response to lower market interest rates.

     Other Expense -- Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other expense stated as a percentage of average earning assets are as follows:

           TABLE II OTHER OPERATING EXPENSE TO AVERAGE EARNING ASSETS

                                                         1997    1996    1995
                                                         ----    ----    ----
Salaries and benefits..................................  1.90%   1.98%   1.81%
Occupancy..............................................  0.22%   0.22%   0.25%
Furniture and equipment................................  0.20%   0.26%   0.22%
Stationary and supplies................................  0.12%   0.10%   0.08%
Professional fees......................................  0.09%   0.14%   0.22%
Customer expenses......................................  0.09%   0.12%   0.07%
Data processing........................................  0.08%   0.10%   0.09%
Marketing..............................................  0.08%   0.11%   0.09%
Shareholder and director...............................  0.06%   0.09%   0.06%
Amortization of intangibles............................  0.05%   0.00%   0.00%
Insurance..............................................  0.05%   0.05%   0.07%
Dues and assessments...................................  0.03%   0.02%   0.16%
Net cost of other real estate owned....................  0.00%   0.00%   0.07%
Other..................................................  0.19%   0.23%   0.24%
                                                         ----    ----    ----
          Total........................................  3.16%   3.42%   3.43%
                                                         ====    ====    ====

     Noninterest expense increased to $12,573,000 in the year ended December 31, 1997 over $11,115,000 and $10,263,000 for the same periods in 1996 and 1995. As a percentage of average earning assets, noninterest expense decreased to 3.16% in 1997 compared to 3.42% in 1996. Noninterest expense as a percentage of average earning assets for 1996 represented a decrease from 3.43% in 1995.

     Salaries and employee benefits expense for 1997 was $7,586,000, an increase of 17.9% over $6,437,000 in 1996, and represented approximately 1.90% of average earning assets. The increase in 1997 primarily reflects the impact of increased headcount to accommodate growth in the Banks. Salaries and employee benefits expense for 1996 represented an increase of $1,018,000 or 18.8% over $5,419,000 in 1995. Salaries and employee benefits in 1996 included approximately $175,000 of nonrecurring charges for restructuring related to the acquisition of Cypress Bank and $250,000 for a salary continuation plan. The remaining increase was due to increased headcount to accommodate growth and higher contributions to the Company's profit sharing and employee retirement plans. As a percentage of average earning assets, salaries and employee benefits expense was 1.98% in 1996 representing an increase from 1.81% in 1995.

     Occupancy expense increased $161,000 or 22.1% to $889,000 in 1997 from $728,000 in 1996 and compares to a decrease of $18,000 or 2.4% over $746,000 in 1995. As a percentage of average earning assets, occupancy expense was .22% representing no change from .22% in 1996 and a decrease from .25% in 1995.

     Furniture and equipment expenses of $800,000 in 1997 represented a decrease of $37,000 or 4.4% over $837,000 in 1996. The decrease in 1997 was primarily due to lower maintenance costs on equipment. Expense for 1996 represented an increase of $165,000 or 24.6% from $672,000 in 1995. The increase in 1996 was primarily due to a one-time charge of approximately $192,000 from restructuring of operations in connection with the acquisition of Cypress Bank. Furniture and equipment expenses represented .20%, .26% and .22% of average earning assets in 1997, 1996 and 1995, respectively.

     Other noninterest expenses were $3,298,000 in 1997 representing an increase of $185,000 or 5.9% from 1996 expenses of $3,113,000. The increase in 1997 was primarily related to increased supplies expenses and amortization of intangibles related to the purchase of two branches in that year. Other noninterest expenses for 1996 decreased $313,000 or 9.1% from $3,426,000 in 1995. The decrease in 1996 is primarily due to decreases in professional fees, deposit insurance premiums and write-downs of other real estate owned.

     The Company's effective income tax rate was 40.9% for 1997 compared to 37.9% for 1996 and 40.8% for 1995. The primary factor reducing the effective tax rate of the Company in 1996 was a change in the valuation allowance for the deferred tax assets of Cypress Bank.

  Balance Sheet Analysis

     Total assets of Central Coast Bancorp at December 31, 1997 were $497,674,000 compared to $376,832,000 in 1996 and $357,236,000 in 1995, representing increases of 32.1% and 5.5%, respectively. Based on average balances, total assets of $441,013,000 in 1997 represent an increase of $85,627,000 or 24.1% over $355,386,000 in 1996. Average total assets in 1996 represent an increase of $25,884,000 or 7.9% over 1995.

  Earning Assets

     Investment Portfolio -- The scheduled maturities and weighted average yields of the Company's investment securities portfolio as of December 31, 1997 and 1996 are as follows:

             TABLE III MATURITY AND YIELDS OF INVESTMENT SECURITIES

                                                                                                WEIGHTED
                                               AMORTIZED   UNREALIZED   UNREALIZED    MARKET    AVERAGE
                                                 COST         GAIN        LOSSES      VALUE      YIELD
                                               ---------   ----------   ----------   --------   --------
                                                           IN THOUSANDS (EXCEPT PERCENTAGES)
DECEMBER 31, 1997
AVAILABLE FOR SALE SECURITIES:
U.S. Treasury and agency securities
  Maturing within 1 year.....................  $ 32,861       $ --         $  5      $ 32,856     5.68%
  Maturing after 1 year but within 5 years...    48,410        184            7        48,587     6.16%
Bankers' Acceptances
  Maturing within 1 year.....................    10,034         --           --        10,034     5.05%
Other........................................         4         --           --             4       --
                                               --------       ----         ----      --------     ----
          Total available for sale...........  $ 91,309       $184         $ 12      $ 91,481     5.87%
                                               --------       ----         ----      --------     ----
HELD TO MATURITY SECURITIES:
U.S. Treasury and agency securities
  Maturing within 1 year.....................  $ 27,484       $  7         $ 11      $ 27,480     5.60%
  Maturing after 1 year but within 5 years...     8,495         66            2         8,559     6.34%
  Maturing after 5 years but within 10
     years...................................        20         --           --            20     9.05%
  Maturing after 10 years....................       857          6            9           854     7.00%
State & Political Subdivision
  Maturing after 5 Years but within 10
     years...................................     2,192         --           --         2,192     5.60%
                                               --------       ----         ----      --------     ----
          Total held to maturity.............  $ 39,048       $ 79         $ 22      $ 39,105     5.79%
                                               --------       ----         ----      --------     ----
Total investment securities..................  $130,357       $263         $ 34      $130,586     5.85%
                                               ========       ====         ====      ========     ====
DECEMBER 31, 1996
HELD TO MATURITY SECURITIES:
U.S. Treasury and agency securities
  Maturing within 1 year.....................  $ 29,358       $ 46         $  9      $ 29,395     5.72%
  Maturing after 1 year but within 5 years...    37,460         71           96        37,435     5.80%
  Maturing after 10 years....................     1,027          1           44           984     6.06%
Corporate Debt Securities
  Maturing within 1 year.....................     3,028         --           11         3,017     5.28%
Other........................................         4         --           --             4       --
                                               --------       ----         ----      --------     ----
Total investment securities..................  $ 70,877       $118         $160      $ 70,835     5.75%
                                               ========       ====         ====      ========     ====

     The Company designated securities with an estimated market value of $91,481,000 as available-for-sale at December 31, 1997. The amortized cost on that date of securities designated as available-for-sale was $91,309,000 reflecting a net available-for-sale adjustment of $172,000 or 0.2% of amortized cost. No securities were designated as available-for-sale at December 31, 1996 and 1995. During the year ended December 31, 1997, the Company made purchases of securities designated as available-for-sale of $154,353,000 to replace $63,750,000 of maturities and to more fully employ excess liquidity.

     Investment securities designated as held-to-maturity at December 31, 1997 were carried at an amortized cost of $39,048,000. The estimated market value of the held-to-maturity portfolio on that date was $39,105,000 reflecting a net unrealized gain of $57,000 or 0.1% of amortized cost. The book value of held-to-maturity investment securities at the end of 1997 compared to $70,877,000 and $79,643,000 at December 31,

1996 and 1995, respectively. During the year ended December 31, 1997, the Company made purchases of securities designated as held-to-maturity of $10,181,000 to replace $41,882,000 of maturities and to more fully employ excess liquidity.

     Fluctuations in the investment portfolio reflect funding needs for anticipated and actual levels of loan demand. In 1997, investment balances increased as growth in deposits outpaced growth in the loan portfolio. Conversely, in 1996, the Company experienced growth in loan balances that outpaced growth in deposits resulting in generally higher loan to deposit ratios and lower liquidity as compared to 1997. It is the Banks' policy to invest primarily in U.S. Treasury and U.S. Government Agency securities. Further, it is management's intent to reduce the market valuation risk of the investment portfolio by generally limiting the average life of portfolio maturities to 3 years or less.

     There were no sales of investment securities in 1997, 1996 or 1995.

     Loan Portfolio -- The following table summarizes the composition of the loan portfolio for the past five years as of December 31:

                 TABLE IV ANALYSIS OF LOANS OUTSTANDING BY TYPE

                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                                            IN THOUSANDS
Commercial..........................  $124,714    $111,545    $ 85,823    $ 78,627    $ 73,083
Installment.........................     9,349       8,230       5,677       6,445       7,384
Real Estate:
  Construction......................    14,645      27,997      24,852      24,076      30,159
  Other.............................   107,354      93,241      79,644      74,769      74,075
                                      --------    --------    --------    --------    --------
          Total Loans...............   256,062     241,013     195,996     183,917     184,701
Allowance for
  Credit Losses.....................    (4,223)     (4,372)     (4,446)     (4,068)     (2,840)
  Deferred Loans Fees...............      (568)       (649)       (550)       (583)       (611)
                                      --------    --------    --------    --------    --------
          Total.....................  $251,271    $235,992    $191,000    $179,266    $181,250
                                      ========    ========    ========    ========    ========

     Average net loans in 1997 were $238,793,000 representing an increase of $35,676,000 or 17.6% over 1996. Average net loans of $203,117,000 in 1996 represented an increase of $30,052,000 or 17.4% from $173,065,000 in 1995.
Average net loans comprised 59.9% of average earning assets in 1997 compared to 62.5% and 57.8% in 1996 and 1995, respectively.

     Net loans outstanding at December 31, 1997 were $251,271,000, which represented an increase of $15,279,000 or 6.5% over $235,992,000 on the same date one year earlier. The overall composition of loan balances at December 31, 1997 compared to 1996 reflected strong growth in commercial and other real estate loans, offsetting a slight decrease in construction loans. At December 31, 1996 net loans outstanding represented an increase of $44,992,000 or 23.6% over $191,000,000 at December 31, 1995.

     Commercial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business loan products. At December 31, 1997, the Company had $124,714,000 in commercial loans outstanding representing 48.7% of total gross loans compared to $111,545,000 and 46.3% and $85,823,000 and 43.8% at December 31, 1996 and 1995, respectively.
Fluctuations in commercial loan balances in 1997 and 1996 primarily reflect cyclical changes in customer borrowing needs related to changes in the agri-business sector of the local economy.

     Installment loans include a range of traditional consumer loan products offered by the Company such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. At December 31, 1997, installment loans outstanding were $9,349,000 representing 3.7% of total loans. This compares to installment loans of $8,230,000 and $5,677,000 representing 3.4% and 2.9% at December 31, 1996 and
1995, respectively.

     The Company's construction loan portfolio decreased $13,352,000 or 47.7% to $14,645,000 at December 31, 1997 from $27,997,000 at December 31, 1996 due to fluctuations in the market and increased competition from traditional and non-traditional sources. This compares to an increase of $3,145,000 or 12.7% in 1996 from $24,852,000 at December 31, 1995. Construction loans expressed as a percentage of total loans were 5.7%, 11.6% and 12.7% at December 31, 1997, 1996 and 1995, respectively. The construction loans outstanding at December 31, 1997 are generally composed of commitments to customers within the Company's service area for construction of custom and semi-custom single family residences.

     Other real estate loans consist primarily of loans to the Banks' depositors secured by first trust deeds on commercial and residential properties typically with short-term maturities and original loan to value ratios not exceeding 75%. Other real estate loans increased $14,113,000 or 15.1% to $107,354,000 at December 31, 1997 compared to $93,241,000 and $79,644,000 on December 31, 1996 and 1995, respectively. In general, except in the case of loans with SBA guarantees, the Company does not make long-term mortgage loans; however, the Company has informal arrangements in place with mortgage lenders to assist customers in securing single-family mortgage financing.

     Risk Elements -- The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically grade new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

     Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totalling approximately $146.5 million at December 31, 1997. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgement, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

     In the period spanning the second half of 1993 and continuing through 1995, California's economy began a gradual recovery from the recession that persisted early in the decade. During 1993, real estate values firmed up slightly as housing became more affordable due to the low levels of interest rates, however, economic conditions in California continued to lag behind the national trend toward recovery. During 1994 and 1995, economic conditions in California continued to improve, however, the level of activity remained less vigorous than the national trend. In the year ended 1996, California's economic recovery gained momentum, growing at a rate that exceeded the national average. Economic activity and job growth has been particularly strong in the northern portion of the state. As a result, real estate values have firmed and construction activity has increased and in 1997, California is said to have recovered from one of the deepest recessions since the 1930's. At December 31, 1997, construction loans and other real estate secured loans comprised 6% and 42%, respectively, of total loans outstanding.

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

     Nonaccrual Loans, Loans Past Due 90 Days and OREO -- Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following Table sets forth nonaccrual loans and loans past due 90 days or more for December 31:

                          TABLE V NON-PERFORMING LOANS

                                                     1997    1996    1995     1994      1993
                                                     ----    ----    ----    ------    ------
                                                                   IN THOUSANDS
Past due 90 days or more and still accruing
  Real estate......................................  $  6    $ 59    $ 71    $   --    $   42
  Commercial.......................................    73      60      35        --        --
  Installment and other............................    --      90      --         6        --
                                                     ----    ----    ----    ------    ------
                                                       79     209     106         6        42
                                                     ----    ----    ----    ------    ------
Nonaccrual:
  Real estate......................................   628     419     633     2,697     2,462
  Commercial.......................................   188     184     194        99       454
  Installment and other............................    --       1      24        33        43
                                                     ----    ----    ----    ------    ------
                                                      816     604     851     2,829     2,959
                                                     ----    ----    ----    ------    ------
          Total nonperforming loans................  $895    $813    $957    $2,835    $3,001
                                                     ====    ====    ====    ======    ======

     Interest due but excluded from interest income on nonaccrual loans was approximately $7,000 in 1997, $50,000 in 1996 and $166,000 in 1995. In 1997 and
1996, interest income recognized from payments received on nonaccrual loans was $7,000 and $619,000, respectively. In 1995, no payments received on nonaccrual loans were included in interest income.

     At December 31, 1997, the recorded investment in loans that are considered impaired was $996,000 of which $816,000 are included as nonaccrual loans above. Such impaired loans had a valuation allowance of $200,000. The average recorded investment in impaired loans during 1997 was $829,000. The Company recognized interest income on impaired loans of $33,000.

     There were no troubled debt restructurings or loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 1997. Management is not aware of any potential problem loans, which were accruing and current at December 31, 1997, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

     Other real estate owned was $105,000, $348,000 and $506,000 at December 31, 1997, 1996 and 1995, respectively.

     Provision and Allowance for Possible Credit Losses -- The provision for credit losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon the interaction of three primary factors: (1) the loan portfolio growth in the period, (2) a comprehensive grading and review formula for total loans outstanding, and (3) actual previous charge-offs.

     The allowance for credit losses totaled $4,223,000 or 1.65% of total loans at December 31, 1997 compared to $4,372,000 or 1.81% at December 31, 1996 and $4,446,000 or 2.27% at December 31, 1995. The decrease in the allowance as a percentage of total loans is primarily due to the increase in loan balances in a generally strong economic environment. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is prudent and adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

     Funding Sources -- Deposits accepted by its subsidiary banks represent the Company's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings and time deposits under $100,000 generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. At December 31, 1997, such accounts comprise 80.1% of all deposit balances compared to 87.0% and 91.4% at December 31, 1996 and 1995. Table VI presents the composition of the deposit mix at December 31:

                        TABLE VI COMPOSITION OF DEPOSITS

                                        1997       1996       1995       1994       1993
                                      --------   --------   --------   --------   --------
                                                          IN THOUSANDS
Demand, non-interest bearing........  $126,818   $ 90,149   $ 68,541   $ 60,407   $ 47,822
Demand, interest bearing............    89,107     76,392     74,079     70,911     87,588
Savings.............................    99,748     89,650    121,050    100,484     62,188
Time................................   134,628     82,472     62,419     52,021     49,514
                                      --------   --------   --------   --------   --------
          Total.....................  $450,301   $338,663   $326,089   $283,823   $247,112
                                      --------   --------   --------   --------   --------

     The increase in year-end total deposits is attributable to increases in time deposits, noninterest-bearing demand and interest-bearing demand categories resulting from the consistent growth of the Banks combined with the purchase of two branches in February 1997. Average total deposits in 1997 of $396,457,000 represented an increase of $77,347,000 or 24.2% over 1996 totals of $319,110,000. Average total deposits in 1996 represented an increase of $18,819,000 or 6.3% over 1995 totals of $300,291,000. This reflects growth in noninterest-bearing demand and time deposits which were partially offset by decreases in the savings category. Average noninterest bearing demand deposits increased in 1997 to $96,159,000 from $69,877,000 in 1996 and $53,909,000 in
1995 representing an increase of $26,282,000 and $15,968,000 or 37.6% and 29.6%, respectively, between those years as a result of the Company's business development effort which focuses on serving small and medium-size businesses. Average time deposits were $111,370,000 in 1997 compared to $71,119,000 in 1996 and $55,966,000 in 1995 representing an increase of $40,251,000 and $15,153,000 or 56.6% and 27.1% in 1996 and 1995, respectively. Growth in time deposits was primarily due to migration of balances from savings accounts.

  Liquidity and Interest Rate Sensitivity

     Liquidity -- Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Banks assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 1997, were approximately $90,649,000 and $5,272,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

     The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 1997, consolidated liquid assets totaled $164.2 million or 33.0% of total assets as compared to $85.1 million or 22.6% of total consolidated assets on December 31, 1996. In addition to liquid assets, the subsidiary Banks maintain lines of credit with correspondent banks for up to $25,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

     Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. In addition, it has been the Banks' policy to restrict maturities in the investment portfolio to not more than three years. The short-term nature of the loan and investment portfolios, and loan agreements which generally require monthly interest payments, provide the Banks with additional secondary sources of liquidity. Another key liquidity ratio is the ratio of gross loans to total deposits, which was 56.9% at December 31, 1997 and 71.2% at December 31, 1996.

     Interest Rate Sensitivity -- Interest rate sensitivity is a measure of the exposure to fluctuations in the Banks' future earnings caused by fluctuations in interest rates. Such fluctuations result from the mismatch in repricing characteristics of assets and liabilities at a specific point in time. This mismatch, or interest rate sensitivity gap, represents the potential mismatch in the change in the rate of accrual of interest revenue and interest expense from a change in market interest rates. Mismatches in interest rate repricing among assets and liabilities arise primarily from the interaction of various customer businesses (i.e., types of loans versus the types of deposits maintained) and from management's discretionary investment and funds gathering activities. The Company attempts to manage its exposure to interest rate sensitivity, but due to its size and direct competition from the major banks, it must offer products which are competitive in the market place, even if less than optimum with respect to its interest rate exposure.

     The Company's natural position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This natural position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases.

     The following table quantifies the Company's interest rate exposure at December 31, 1997 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. This table displays a static view of the Company's interest rate sensitivity position and does not consider the dynamics of the balance sheet and interest rate movements.

                      TABLE VII INTEREST RATE SENSITIVITY

                                                             OVER THREE
                                               NEXT DAY      MONTHS AND     OVER ONE
   ASSETS AND LIABILITIES                     AND WITHIN       WITHIN      AND WITHIN       OVER
   WHICH MATURE OR REPRICE     IMMEDIATELY   THREE MONTHS     ONE YEAR     FIVE YEARS    FIVE YEARS      TOTAL
   -----------------------     -----------   ------------   ------------   -----------   -----------   ---------
                                                                 IN THOUSANDS
Interest earning assets:
Federal funds sold...........   $  64,706      $     --       $     --      $     --      $     --     $  64,706
Investment securities........           4        50,386         19,986        57,084         3,069       130,529
Loans, excluding Nonaccrual
  loans and overdrafts.......       4,384       188,422          8,816        42,802        10,261       254,685
                                ---------      --------       --------      --------      --------     ---------
          Total..............   $  69,094      $238,808       $ 28,802      $ 99,886      $ 13,330     $ 449,920
                                =========      ========       ========      ========      ========     =========
Interest bearing Liabilities:
Interest bearing demand......   $  89,107      $     --       $     --      $     --      $     --     $  89,107
Savings......................      99,748            --             --            --            --        99,748
Time certificates............          11        39,120         70,928        24,509            60       134,628
Other Borrowings.............          --           289             --            --            --           289
                                ---------      --------       --------      --------      --------     ---------
          Total..............   $ 188,866      $ 39,409       $ 70,928      $ 24,509      $     60     $ 323,772
                                =========      ========       ========      ========      ========     =========
Interest rate sensitivity
  gap........................   $(119,772)     $199,399       $(42,126)     $ 75,377      $ 13,270
Cumulative interest rate
  sensitivity gap............   $(119,772)     $ 79,627       $ 37,501      $112,878      $126,148
Ratios:
Interest rate sensitivity
  gap........................        0.37          6.06           0.41          4.08        222.17
Cumulative interest rate
  sensitivity gap............        0.37          1.35           1.13          1.35          1.39

     It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. The Banks strive to achieve this goal through the composition and maturities of the investment portfolio and by adjusting pricing of its interest bearing liabilities, however, as noted above, the ability to manage its interest rate exposure may be constrained by competitive pressures.

  Quantitative and Qualitative Disclosures About Market Risk

     Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

     Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

     The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and the quarterly interest rate shock simulation report. The Company has no market risk sensitive instruments held for trading purposes.

     The following table presents the scheduled repricing of market risk sensitive instruments at December 31, 1997:

                                                                                             OVER
                           ONE YEAR   TWO YEARS   THREE YEARS   FOUR YEARS   FIVE YEARS   FIVE YEARS    TOTAL
                           --------   ---------   -----------   ----------   ----------   ----------   --------
                                                    IN THOUSANDS (EXCEPT PERCENTAGES)
Interest earning assets:
Federal funds sold.......  $ 64,706    $    --      $    --      $    --      $    --      $    --     $ 64,706
                               5.4%                                                                        5.4%
Investment securities....    70,376     30,059       20,550        4,474        2,000        3,070      130,529
                               5.6%       6.2%         6.1%         6.2%         6.4%         6.3%         5.8%
Loans....................   204,330      4,255       12,836        7,892       17,819       10,261      257,393
                               9.9%       9.6%         9.2%         9.2%         9.0%         9.2%         9.8%
                           --------    -------      -------      -------      -------      -------     --------
          Total..........  $339,412..  $34,314      $33,386      $12,366      $19,819      $13,331     $452,628
                           ========    =======      =======      =======      =======      =======     ========
Interest bearing
  liabilities:
Interest bearing
  demand.................  $ 89,107    $    --      $    --      $    --      $    --      $    --     $ 89,107
                               2.0%                                                                        2.0%
Savings..................    99,748         --           --           --           --           --       99,748
                               3.9%                                                                        3.9%
Time certificates........   110,059     17,819        6,232          272          186           60      134,628
                               5.5%       5.9%         6.3%         6.0%         6.1%         5.5%         5.6%
Other Borrowings.........       289         --           --           --           --           --          289
                               5.3%                                                                        5.3%
                           --------    -------      -------      -------      -------      -------     --------
          Total..........  $299,203    $17,819      $ 6,232      $   272      $   186      $    60     $323,772
                           ========    =======      =======      =======      =======      =======     ========

     Balance sheet carrying amounts and estimated fair values of financial instruments at December 31, 1997 were as follows:

                                                          ESTIMATED FAIR
                                               TOTAL          VALUE
                                              --------    --------------
ASSETS
Federal funds sold..........................  $ 64,706       $ 64,706
Securities..................................   130,529        130,586
Loans held for sale.........................     1,331          1,453
Loans, net..................................   251,271        256,361

LIABILITIES
Demand deposits.............................   215,925        215,925
Savings.....................................    99,748         99,748
Time certificates...........................   134,628        135,542
Other Borrowings............................       289            289

  Capital Resources

     The Company's total shareholders' equity was $43,724,000 at December 31, 1997 compared to $36,332,000 as of December 31, 1996 and $29,916,000 as of
December 31, 1995.

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

     The table below presents the capital and leverage ratios of the Company as of:

                                                 DECEMBER 31, 1997    DECEMBER 31, 1996
                                                 -----------------    -----------------
                                                  AMOUNT     RATIO     AMOUNT     RATIO
                                                 --------    -----    --------    -----
                                                         (DOLLARS IN THOUSANDS)
RISK-BASED CAPITAL RATIOS
Tier 1 Capital.................................  $ 41,968    14.0%    $ 36,332    14.1%
                                                 --------             --------
Total Capital..................................  $ 45,782    15.2%    $ 39,562    15.4%
                                                 --------             --------
Total risk-adjusted assets.....................  $300,576             $257,305
                                                 --------             --------
LEVERAGE RATIO
Tier 1 Capital to average total assets.........  $ 41,968     9.6%    $ 36,332    10.1%
                                                 --------             --------
Quarterly average total assets.................  $439,257             $358,027
                                                 --------             --------

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised banking regulations and established a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) "well capitalized" consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "adequately capitalized" consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "undercapitalized" consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "significantly undercapitalized' consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and, (5) "critically undercapitalized" consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

  Inflation

     The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Banks to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. Inflation has not materially affected the results of operations during the three year period ended December 31, 1997.

  Accounting Pronouncements

     In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. The Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after January 1, 1997. In December 1996, the Financial Accounting Standards Board ("FASB") reconsidered certain provisions of SFAS No. 125 and issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Earlier adoption or retroactive application of this statement with respect to any of its provisions is not permitted. Management believes that the effect of adoption on the Company's financial statements will not be material.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 in the fourth quarter of 1997 and restated earnings per share (EPS) data for prior periods to conform with SFAS 128. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

  Other Matters

     As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year
1995). As a result, the year 1999 (i.e., "99") could be the maximum date value these systems will be able to accurately process. This is not just a banking problem, as corporations around the world and in all industries are similarly impacted. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Also, the Company has put procedures in place to inquire whether the systems of key borrowers are year 2000 compliant. At present, the Company does not have an estimate of the total cost of evaluating and fixing any potential year 2000 problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 7A of Form 10-K is contained in Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   33
Consolidated Balance Sheets, December 31, 1997 and 1996.....   34
Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995..........................   35
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   36
Consolidated Statements of Shareholders' Equity for the
  years ended
  December 31, 1997, 1996 and 1995..........................   37
Notes to Consolidated Financial Statements..................   38

     All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Central Coast Bancorp:

     We have audited the accompanying consolidated balance sheets of Central Coast Bancorp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Central Coast Bancorp and Cypress Coast Bank, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statements of income, shareholders' equity and cash flows of Cypress Coast Bank for the year ended December 31, 1995, which statements reflect net interest income of $1,999,000 and net income of $437,000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cypress Coast Bank for 1995, is based solely on the report of such other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Coast Bancorp and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

Salinas, California
January 30, 1998

                          CONSOLIDATED BALANCE SHEETS

                     CENTRAL COAST BANCORP AND SUBSIDIARIES

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
ASSETS
Cash and due from banks.....................................  $ 39,891,000    $ 37,522,000
Federal funds sold..........................................    64,706,000      23,135,000
                                                              ------------    ------------
          Total cash and equivalents........................   104,597,000      60,657,000
Interest-bearing deposits in other financial institutions...            --         999,000
Securities:
  Available-for-sale........................................    91,481,000              --
  Held-to-maturity..........................................    39,048,000      70,877,000
     (Market value: 1997, $39,105,000; 1996, $70,835,000)
Loans held for sale.........................................     1,331,000         447,000
Loans:
  Commercial................................................   124,714,000     111,545,000
  Real estate-construction..................................    14,645,000      27,997,000
  Real estate-other.........................................   107,354,000      93,241,000
  Installment...............................................     9,349,000       8,230,000
                                                              ------------    ------------
          Total loans.......................................   256,062,000     241,013,000
Allowance for credit losses.................................    (4,223,000)     (4,372,000)
Deferred loan fees, net.....................................      (568,000)       (649,000)
                                                              ------------    ------------
          Net Loans.........................................   251,271,000     235,992,000
                                                              ------------    ------------
Premises and equipment, net.................................     2,001,000       1,140,000
Accrued interest receivable and other assets................     7,945,000       6,720,000
                                                              ------------    ------------
Total assets................................................  $497,674,000    $376,832,000
                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand, noninterest bearing...............................  $126,818,000    $ 90,149,000
  Demand, interest bearing..................................    89,107,000      76,392,000
  Savings...................................................    99,748,000      89,650,000
  Time......................................................   134,628,000      82,472,000
                                                              ------------    ------------
          Total Deposits....................................   450,301,000     338,663,000
Accrued interest payable and other liabilities..............     3,649,000       1,837,000
                                                              ------------    ------------
Total liabilities...........................................   453,950,000     340,500,000
                                                              ------------    ------------
Commitments and contingencies (Notes 7 and 13)
Shareholders' Equity:
  Preferred stock -
     no par value; authorized 1,000,000 shares; no shares
     issued
  Common stock - no par value; authorized 30,000,000
     shares; Issued and outstanding: 4,368,469 shares in
     1997 and 4,273,227 shares in 1996......................    31,644,000      30,856,000
  Retained earnings.........................................    11,979,000       5,476,000
  Net unrealized gains on available-for-sale securities, net
     of tax.................................................       101,000              --
                                                              ------------    ------------
Shareholders' equity........................................    43,724,000      36,332,000
                                                              ------------    ------------
Total liabilities and shareholders' equity..................  $497,674,000    $376,832,000
                                                              ============    ============

                 See notes to Consolidated Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME

                     CENTRAL COAST BANCORP AND SUBSIDIARIES

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
INTEREST INCOME
  Loans (including fees)............................  $24,828,000    $22,330,000    $19,713,000
  Investment securities.............................    5,823,000      4,936,000      4,520,000
  Other.............................................    3,265,000      2,035,000      2,731,000
                                                      -----------    -----------    -----------
          Total interest income.....................   33,916,000     29,301,000     26,964,000
                                                      -----------    -----------    -----------

INTEREST EXPENSE
  Interest on deposits..............................   11,943,000      9,859,000      9,998,000
  Other.............................................       98,000             --         10,000
                                                      -----------    -----------    -----------
          Total interest expense....................   12,041,000      9,859,000     10,008,000
                                                      -----------    -----------    -----------
Net Interest Income.................................   21,875,000     19,442,000     16,956,000
Provision for Credit Losses.........................      (64,000)      (352,000)      (695,000)
                                                      -----------    -----------    -----------
Net Interest Income after Provision for Credit
  Losses............................................   21,811,000     19,090,000     16,261,000
                                                      -----------    -----------    -----------

OTHER INCOME
  Service charges on deposits.......................    1,076,000        735,000        676,000
  Other income......................................      689,000        721,000        626,000
                                                      -----------    -----------    -----------
          Total other income........................    1,765,000      1,456,000      1,302,000
                                                      -----------    -----------    -----------

OTHER EXPENSES
  Salaries and benefits.............................    7,586,000      6,437,000      5,419,000
  Occupancy.........................................      889,000        728,000        746,000
  Furniture and equipment...........................      800,000        837,000        672,000
  Other.............................................    3,298,000      3,113,000      3,426,000
                                                      -----------    -----------    -----------
          Total other expenses......................   12,573,000     11,115,000     10,263,000
                                                      -----------    -----------    -----------
Income Before Income Taxes..........................   11,003,000      9,431,000      7,300,000
Provision for Income Taxes..........................    4,500,000      3,571,000      2,975,000
                                                      -----------    -----------    -----------
          Net Income................................  $ 6,503,000    $ 5,860,000    $ 4,325,000
                                                      ===========    ===========    ===========
Basic Earnings per Share............................  $      1.36    $      1.26    $      0.94
Diluted Earnings per Share..........................  $      1.26    $      1.18    $      0.88
                                                      ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     CENTRAL COAST BANCORP AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                          1997            1996           1995
                                                      -------------   ------------   ------------
CASH FLOWS FROM OPERATIONS:
  Net income........................................  $   6,503,000   $  5,860,000   $  4,325,000
  Reconciliation of net income to net cash provided
     by operating activities:
     Provision for credit losses....................         64,000        352,000        695,000
     Depreciation...................................        513,000        557,000        469,000
     Amortization and accretion.....................       (369,000)       (42,000)      (292,000)
     Deferred income taxes..........................         31,000       (300,000)      (168,000)
     Net (gain) loss on sale of equipment...........        (19,000)        52,000             --
     Write-down (gain on sale) of other real estate
       owned........................................        (21,000)       (87,000)       215,000
  Increase in accrued interest receivable
     And other assets...............................     (1,779,000)      (787,000)      (184,000)
  Increase in accrued interest payable
     And other liabilities..........................      1,939,000        606,000        251,000
  Increase (decrease) in deferred loan fees.........        (81,000)        99,000        (32,000)
                                                      -------------   ------------   ------------
          Net cash provided by operations...........      6,781,000      6,310,000      5,279,000
                                                      -------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
     Deposits in financial institutions.............        999,000      3,493,000     (1,693,000)
  Proceeds from maturities of investment securities
     Available-for-sale.............................     63,750,000             --             --
     Held-to-Maturity...............................     41,882,000     56,969,000     63,117,000
  Purchase of investment securities
     Available-for-sale.............................   (154,353,000)            --             --
     Held-to-Maturity...............................    (10,181,000)   (48,161,000)   (72,972,000)
  Net change in loans held for sale.................       (884,000)        93,000        195,000
  Net increase in loans.............................    (15,723,000)   (45,485,000)   (12,962,000)
  Proceeds from sale of other real estate owned.....        725,000        287,000        163,000
  Proceeds from sale of equipment...................         31,000          1,000             --
  Capital expenditures..............................     (1,386,000)      (417,000)      (317,000)
                                                      -------------   ------------   ------------
          Net cash used by investing activities.....    (75,140,000)   (33,220,000)   (24,469,000)
                                                      -------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts..................    111,638,000     12,574,000     42,265,000
  Net increase in short-term borrowings.............        289,000             --             --
  Proceeds from sale of stock.......................        380,000        319,000         32,000
  Fractional shares repurchased.....................         (8,000)        (5,000)            --
                                                      -------------   ------------   ------------
          Net cash provided by financing
            activities..............................    112,299,000     12,888,000     42,297,000
                                                      -------------   ------------   ------------
  Net increase (decrease) in cash and equivalents...     43,940,000    (14,022,000)    23,107,000
  Cash and equivalents, beginning of year...........     60,657,000     74,679,000     51,572,000
                                                      -------------   ------------   ------------
  Cash and equivalents, end of year.................  $ 104,597,000   $ 60,657,000   $ 74,679,000
                                                      =============   ============   ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  In 1997, 1996 and 1995 the Company obtained $461,000, $42,000 and $566,000, respectively of real estate (OREO) in connection with foreclosures of delinquent loans.
OTHER CASH FLOW INFORMATION:
  Interest paid.....................................  $  11,367,000   $  9,852,000   $  9,853,000
  Income taxes paid.................................      3,497,000      4,063,000      3,219,000

                 See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     CENTRAL COAST BANCORP AND SUBSIDIARIES

                                              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                ------------------------------------------------------------------------
                                                                          NET UNREALIZED
                                     COMMON STOCK                       GAIN ON AVAILABLE-
                                -----------------------    RETAINED          FOR-SALE
                                 SHARES       AMOUNT       EARNINGS         SECURITIES          TOTAL
                                ---------   -----------   -----------   ------------------   -----------
Balances, January 1, 1995.....  3,444,846   $22,440,000   $ 3,107,000        $     --        $25,547,000
  12% stock dividend
     (including fractional
     shares)..................    355,326     3,376,000    (3,376,000)             --                 --
  Sale of stock...............      1,944        10,000            --              --             10,000
  Stock options exercised.....      5,565        22,000            --              --             22,000
  Tax benefit of stock options
     exercised................         --        12,000            --              --             12,000
  Net Income..................         --            --     4,325,000              --          4,325,000
                                ---------   -----------   -----------        --------        -----------
Balances, December 31, 1995...  3,807,681    25,860,000     4,056,000              --         29,916,000
  10% stock dividend..........    380,768     4,440,000    (4,440,000)             --                 --
  Fractional shares
     repurchased..............       (653)       (5,000)           --              --             (5,000)
  Stock options and warrants
     exercised................     85,431       319,000            --              --            319,000
  Tax benefit of stock options
     exercised................         --       242,000            --              --            242,000
  Net Income..................         --            --     5,860,000              --          5,860,000
                                ---------   -----------   -----------        --------        -----------
Balances, December 31, 1996...  4,273,227    30,856,000     5,476,000              --         36,332,000
  Fractional shares
     repurchased..............       (347)       (8,000)           --                             (8,000)
  Stock options and warrants
     exercised................     95,589       380,000            --              --            380,000
  Net change in unrealized
     gain on
     available-for-sale
     securities (net of taxes
     of $71,000)..............         --            --            --         101,000            101,000
  Tax benefit of stock options
     exercised................         --       416,000            --              --            416,000
  Net income..................         --            --     6,503,000              --          6,503,000
                                ---------   -----------   -----------        --------        -----------
Balances, December 31, 1997...  4,368,469   $31,644,000   $11,979,000        $101,000        $43,724,000
                                =========   ===========   ===========        ========        ===========

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

     Bank of Salinas operates four branches in the Salinas Valley and Cypress Bank operates three branches on the Monterey Peninsula, serving small and medium sized business customers, as well as individuals. The Banks focus on business loans and deposit services to customers throughout Monterey and San Benito counties.

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

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

     Intangible assets representing the excess of the purchase price over the fair value of tangible net assets acquired, are being amortized on a straight-line basis over seven years and are included in other assets.

     Stock Compensation. The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements. Note 11 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

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

     Earnings per share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which is effective in 1997. The Company has restated earnings per share data for prior periods to conform with SFAS 128. SFAS 128 replaces previous earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average of common shares outstanding for the period (4,773,000, 4,651,000 and 4,606,000 in 1997, 1996 and
1995, respectively). Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (388,000, 321,000 and 282,000 in 1997, 1996 and 1995, respectively). All earnings per share information has been adjusted retroactively for stock dividends of 12% in January 1995, 10% in July 1996 and January 1998, and a 3-for-2 stock split in March 1997.

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     Stock dividend. On January 20, 1998 the Board of Directors declared a 10% stock dividend, to be distributed on March 3, 1998, to shareholders of record as of February 17, 1998. All share and per share data including stock option and warrant information have been retroactively adjusted to reflect the stock dividend.

     New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards or an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Both statements will become effective in 1998. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows.

NOTE 2. ACQUISITION OF CYPRESS COAST BANK

     On May 31, 1996, the Company completed its acquisition of Cypress Coast Bank ("Cypress") whereby Cypress became a subsidiary of the Company and continues to operate from its offices in Seaside and Marina. Cypress shareholders received 587,741 shares of common stock of the Company in a tax-free exchange. At May 31, 1996, Cypress had unaudited total assets of $46.9 million, including $29.8 million in net loans and total unaudited liabilities of $42.7 million, including $42.5 million in deposits. The transaction has been accounted for as a pooling-of-interests.

NOTE 3. BRANCH ACQUISITION

     On February 21, 1997, the Bank of Salinas purchased certain assets and assumed certain liabilities of the Gonzales and Castroville branch offices of Wells Fargo Bank. As a result of the transaction the Bank assumed deposit liabilities ($34 million), received cash ($31 million), and acquired tangible assets ($1 million). This transaction resulted in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

NOTE 4. CASH AND DUE FROM BANKS

     The Company, through its bank subsidiaries, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. At December 31, 1997 the Company maintained reserves of approximately $9,331,000 in the form of vault cash and balances at the Federal Reserve to satisfy regulatory requirements.

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 5. SECURITIES

     The scheduled maturities and weighted average yields of the Company's investment securities portfolio as of December 31, 1997 and 1996 are as follows:

                                                                                                WEIGHTED
                                               AMORTIZED   UNREALIZED   UNREALIZED    MARKET    AVERAGE
                                                 COST         GAIN        LOSSES      VALUE      YIELD
                                               ---------   ----------   ----------   --------   --------
                                                                    (IN THOUSANDS)
DECEMBER 31, 1997
Available for sale securities:
  U.S. Treasury and agency securities
     Maturing within 1 year..................  $ 32,861       $ --         $  5      $ 32,856     5.68%
     Maturing after 1 year but within 5
       years.................................    48,410        184            7        48,587     6.16%
  Bankers' Acceptances
     Maturing within 1 year..................    10,034         --           --        10,034     5.05%
Other........................................         4         --           --             4       --
                                               --------       ----         ----      --------    -----
          Total available for sale...........  $ 91,309       $184         $ 12        91,481     5.87%
                                               --------       ----         ----      --------    -----
Held to maturity securities:
  U.S. Treasury and agency securities
     Maturing within 1 year..................  $ 27,484       $  7         $ 11      $ 27,480     5.60%
     Maturing after 1 year but within 5
       years.................................     8,495         66            2         8,559     6.34%
     Maturing after 5 years but within 10
       years.................................        20         --           --            20     9.05%
     Maturing after 10 years.................       857          6            9           854     7.00%
  State and Political Subdivision
     Maturing after 5 years but within 10
       years.................................     2,192         --           --         2,192     5.60%
                                               --------       ----         ----      --------    -----
          Total held to maturity.............  $ 39,048       $ 79         $ 22      $ 39,105     5.79%
                                               --------       ----         ----      --------    -----
          Total investment securities........  $130,357       $263         $ 34      $130,586     5.85%
                                               ========       ====         ====      ========    =====
DECEMBER 31, 1996
Held to maturity securities:
  U.S. Treasury and agency securities
     Maturing within 1 year..................  $ 29,358       $ 46         $  9      $ 29,395     5.72%
     Maturing after 1 year but within 5
       years.................................    37,460         71           96        37,437     5.80%
     Maturing after 10 years.................     1,027          1           44           984     6.06%
  Corporate Debt Securities
     Maturing within 1 year..................     3,028         --           11         3,017     5.28%
Other........................................         4         --           --             4       --
                                               --------       ----         ----      --------    -----
          Total investment securities........  $ 70,877       $118         $160      $ 70,835     5.75%
                                               ========       ====         ====      ========    =====

     At December 31, 1997 and 1996, securities with a book value of $57,289,000 and $45,834,000 were pledged as collateral for deposits of public funds and other purposes as required by law or contract.

     There were no sales of securities in 1997, 1996 or 1995.

NOTE 6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, the ultimate recovery of which is generally dependent on the successful operation, sale or refinancing of real estate, totaling approximately $146.5 million. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, appropriate provision for losses are recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

     The activity in the allowance for credit losses is summarized as follows:

                                                    1997      1996      1995
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Balances, beginning of year......................  $4,372    $4,446    $4,068
Provision charged to expense.....................      64       352       695
Loans charged off................................    (440)     (620)     (434)
Recoveries.......................................     227       194       117
                                                   ------    ------    ------
Balance, end of year.............................  $4,223    $4,372    $4,446
                                                   ======    ======    ======

     In determining the provision for estimated losses related to specific major loans, management evaluates its allowance on an individual loan basis, including an analysis of the credit worthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Specific valuation allowances for secured loans are determined by the excess of recorded investment in the loan over the fair market value or net realizable value where appropriate, of the collateral. In determining overall general valuation allowances to be maintained and the loan loss allowance ratio, management evaluates many factors including prevailing and forecasted economic conditions, regular reviews of the quality of loans, industry experience, historical loss experience, composition and geographic concentrations of the loan portfolio, the borrowers' ability to repay and repayment performance and estimated collateral values.

     Management believes that the allowance for credit losses at December 31, 1997 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     Nonperforming loans at December 31 are summarized below:

                                                              1997     1996
                                                              -----    -----
                                                              (IN THOUSANDS)
Past due 90 days or more and still accruing
  Real estate...............................................  $  6     $ 59
  Commercial................................................    73       60
  Installment and other.....................................    --       90
                                                              ----     ----
                                                                79      209
                                                              ----     ----
Nonaccrual:
  Real estate...............................................   628      419
  Commercial................................................   188      184
  Installment and other.....................................    --        1
                                                              ----     ----
                                                               816      604
                                                              ----     ----
          Total nonperforming loans.........................  $895     $813
                                                              ====     ====

     Interest due but excluded from interest income on nonaccrual loans was approximately $7,000 in 1997, $50,000 in 1996 and $166,000 in 1995. In 1997 and
1996, interest income recognized from payments received on nonaccrual loans was $7,000 and $619,000, respectively. In 1995, no payments received on nonaccrual loans were included in interest income.

     At December 31, 1997 and 1996, the recorded investment in loans that are considered impaired under SFAS No. 114 was $995,000 and $965,000 of which $816,000 and $541,000 are included as nonaccrual loans above. Such impaired loans had valuation allowances totalling $200,000 and $446,000 based on the estimated fair values of the collateral. The average recorded investment in impaired loans during 1997 and 1996 was $829,000 and $1,376,000. The Company recognized interest income on impaired loans of $33,000 and $13,000 in 1997 and 1996, respectively.

     Other real estate owned included in other assets was $105,000 and $348,000 (net of a $185,000 valuation allowance in 1996) at December 31, 1997 and 1996, respectively.

NOTE 7. PREMISES AND EQUIPMENT

     Premises and equipment at December 31 are summarized as follows:

                                                              1997      1996
                                                             ------    ------
                                                              (IN THOUSANDS)
Land.......................................................  $  145    $   --
Building...................................................     478        --
Furniture and equipment....................................   4,073     3,450
Leasehold improvement......................................   1,161     1,079
                                                             ------    ------
                                                              5,857     4,529
Accumulated depreciation and amortization..................  (3,856)   (3,389)
                                                             ------    ------
Premises and equipment, net................................  $2,001    $1,140
                                                             ======    ======

     The Company's facilities leases expire in November 1998 through February 2000 with options to extend for three to fifteen years. These include four facilities leased from shareholders at terms and conditions which management believes are consistent with the market. Rental rates are adjusted annually for changes in certain economic indices. Rental expense was approximately $422,000, $406,000 and $397,000, including lease expense to shareholders of $152,000, $174,000 and $170,000 in 1997, 1996 and 1995, respectively. The

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

minimum annual rental commitments under these leases, including the remaining rental commitment under the leases to shareholders, are as follows:

                                                OPERATING LEASES
                                                ----------------
                                                 (IN THOUSANDS)
1998..........................................        $419
1999..........................................         327
2000..........................................           4
                                                      ----
          Total...............................        $750
                                                      ====

NOTE 8. INCOME TAXES

     The provision for income taxes is as follows:

                                                    1997      1996      1995
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Current:
  Federal........................................  $3,255    $2,830    $2,287
  State..........................................   1,214     1,041       856
                                                   ------    ------    ------
          Total..................................   4,469     3,871     3,143
                                                   ------    ------    ------
Deferred:
  Federal........................................      32      (289)     (125)
  State..........................................      (1)      (11)      (43)
                                                   ------    ------    ------
          Total..................................      31      (300)     (168)
                                                   ------    ------    ------
          Total..................................  $4,500    $3,571    $2,975
                                                   ======    ======    ======

     A reconciliation of the Federal income tax rate to the effective tax rate is as follows:

                                                     1997      1996      1995
                                                     ----      ----      ----
Statutory Federal income tax rate..................  35.0%     35.0%     35.0%
State income taxes (net of Federal income tax
  benefit).........................................   7.2%      7.6%      7.8%
Change in the valuation allowance for deferred
  taxes............................................    --      (4.0)%    (2.5)%
Tax exempt interest income.........................  (0.8)%      --        --
Other..............................................  (0.5)%    (0.7)%     0.5%
                                                     ----      ----      ----
Effective tax rate.................................  40.9%     37.9%     40.8%
                                                     ====      ====      ====

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, respectively, are presented below:

                                                              1997      1996
                                                             ------    ------
                                                              (IN THOUSANDS)
Deferred tax assets (liabilities):
  Provision for credit losses..............................  $1,609    $1,699
  State income taxes.......................................     185       152
  Salary continuation plan.................................     165       113
  Depreciation and amortization............................     161        16
  Excess serving rights....................................     110        97
  Unrealized gain on available-for-sale investment
     securities............................................     (71)       --
  Accrual to cash adjustments..............................      45       (51)
  Interest on nonaccrual loans.............................      22        25
  Net operating loss.......................................      --       187
  OREO valuation reserve...................................      --        97
  Other....................................................       3        33
                                                             ------    ------
Net deferred tax asset.....................................  $2,229    $2,368
                                                             ======    ======

NOTE 9. DETAIL OF OTHER EXPENSE

     Other expense for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                    1997      1996      1995
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Professional fees................................  $  358    $  454    $  644
Customer expenses................................     340       379       213
Marketing........................................     302       345       253
Data processing..................................     334       330       261
Stationary and supplies..........................     466       319       247
Shareholder and director.........................     249       284       187
Amortization of intangibles......................     209        --        --
Insurance........................................     180       176       215
Dues and assessments.............................     123        65       487
Write down of other real estate owned............      --        --       215
Other............................................     737       761       704
                                                   ------    ------    ------
          Total..................................  $3,298    $3,113    $3,426
                                                   ======    ======    ======

NOTE 10. STOCK PURCHASE WARRANTS

     During 1995 and 1994, warrants were issued in connection with the sale of the Company's common stock at a rate of one warrant for every share of stock purchased. The warrants are exercisable at $5.23 and expire on June 30, 1999. During 1997 and 1996, respectively 4,700 and 24,125 warrants were exercised (none in 1995) and at December 31, 1997, 123,090 warrants were outstanding.

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 11. EMPLOYEE BENEFIT PLANS

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

     Activity under the stock option plans adjusted for stock dividends and the stock split is as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                              SHARES    PRICE PER SHARE    PRICE
                                             --------   ---------------   --------
Balances, January 1, 1995..................   556,520   $ 1.77 -  5.90     $ 2.98
  Granted (wt. avg. fair value $2.42 per
     share)................................   207,743     4.35 -  8.82       7.38
  Canceled.................................   (37,870)    3.21 -  7.72       5.38
  Exercised................................    (6,734)    1.77 -  5.90       3.27
                                             --------   --------------     ------
Balances, December 31, 1995................   719,659     1.77 -  8.82       4.13
  Granted (wt. avg. fair value $3.64 per
     share)................................   353,100    10.05 - 13.03      12.91
  Expired..................................   (19,883)    1.77 -  7.72       4.15
  Exercised................................   (69,849)    1.77 -  5.90       2.79
                                             --------   --------------     ------
Balances, December 31, 1996................   983,027     1.77 - 13.03       7.07
  Granted (wt. avg. fair value $4.33 per
     share)................................    30,250    12.43 - 20.63      13.92
  Expired..................................   (76,591)    2.90 - 12.27      10.46
  Exercised................................  (100,447)    1.77 -  7.72       3.56
                                             --------   --------------     ------
Balances, December 31, 1997................   836,239   $ 1.77 - 20.63     $ 7.43
                                             ========   ==============     ======

     Additional information regarding options outstanding as of December 31, 1997 is as follows:

                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                  ------------------------------                    ----------------------------
                                WEIGHTED AVERAGE
                                   REMAINING          WEIGHTED                       WEIGHTED
   RANGE OF         NUMBER        CONTRACTUAL         AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING     LIFE (YEARS)     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
 $        2.90      343,728            2.1             $ 2.90         274,982         $ 2.90
  5.90 -  7.71      160,806            7.6               7.35          95,831           7.41
  8.81 - 12.43      326,205            9.9              12.01         119,284          11.97
         20.63        5,500           11.0              20.63              --             --
 -------------      -------           ----             ------         -------         ------
 $2.90 - 20.63      836,239            6.3             $ 7.43         490,097         $ 5.99
 =============      =======           ====             ======         =======         ======

     At December 31, 1997, 565,066 shares were available for additional grants.

401(K) SAVINGS PLAN

     The Company has a 401(k) Savings Plan under which eligible employees may elect to make tax deferred contributions from their annual salary, to a maximum established annually by the IRS. The Company matches 20% of the employees' contributions. The Company may make additional contributions to the plan at the discretion of the Board of Directors. All employees meeting age and service requirements are eligible to participate in the Plan. Company contributions vest after 3 years of service. Company contributions during 1997, 1996 and 1995 which are funded currently, totaled $56,000, $46,000 and $43,000, respectively.

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

SALARY CONTINUATION PLAN

     In 1996 the Company established a salary continuation plan for five officers which provides for retirement benefits upon reaching age 63. During 1997 two of such officers terminated their employment with the Company without vesting in the plan. The Company accrues such post-retirement benefits over the vesting periods (of five or ten years). In the event of a change in control of the Company, the officers' benefits will fully vest. The Company accrued compensation expense of $117,000 and $250,000 in 1997 and 1996, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

     Effective January 1, 1996, the Company established an employee stock ownership plan. Under this plan, the Company intends to make contributions which will be invested primarily in Company stock. All full time employees meeting the age and service requirements are eligible to participate and will receive a share of each company contribution either in proportion to their annual compensation expense or in an equal amount for each eligible employee at the discretion of the Company. Contributions vest to each employee based on their years of service (three to seven years). Upon retirement, employees will receive the value of the amounts which have been accumulated in their accounts in the form of Company stock. Contributions to the plan are at the discretion of the Company. Company contributions during 1996 totaled $50,000. No contributions were made in 1997.

ADDITIONAL STOCK PLAN INFORMATION

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, four years following vesting; average stock volatility of 13%; risk free interest rates ranging from 5.47% to 6.18%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $6,345,000 ($1.33 basic and $1.23 diluted earnings per share), $5,348,000 ($1.15 basic and $1.08 diluted per share) and $4,203,000 ($0.91 basic and $0.86 diluted earnings per share) in 1997, 1996 and 1995, respectively. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997, 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

NOTE 12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

                                                         DECEMBER 31, 1997        DECEMBER 31, 1996
                                                       ----------------------   ---------------------
                                                       CARRYING    ESTIMATED    CARRYING   ESTIMATED
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   -----------   --------   ----------
                                                                        IN THOUSANDS
FINANCIAL ASSETS
Cash and cash equivalents............................  $104,597    $104,597     $ 60,657    $ 60,657
Interest-bearing deposits in other financial
  institutions.......................................        --          --          999         999
Securities...........................................   130,529     130,586       70,877      70,835
Loans held for sale..................................     1,331       1,453          447         483
Loans, net...........................................   251,271     256,361      235,992     236,060
FINANCIAL LIABILITIES
Demand deposits......................................   215,925     215,925      166,541     166,541
Time deposits........................................   134,628     135,542       82,472      82,863
Savings deposits.....................................    99,748      99,748       89,650      89,650
Other borrowings.....................................       289         289           --          --

     The following estimates and assumptions were used to estimate the fair value of the financial instruments.

     Cash and cash equivalents -- The carrying amount is a reasonable estimate of fair value.

     Interest-bearing deposits in other financial institutions and securities -- Fair values of interest-bearing deposits in other financial institutions and securities are based on quoted market prices or dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

     Loans, net -- Fair values for certain commercial, construction, revolving customer credit and other loans were estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and similar maturities, adjusted for the allowance for credit losses.

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

     Demand, time and savings deposits -- The fair value of noninterest-bearing and adjustable rate deposits and savings is the amount payable upon demand at the reporting date. The fair value of fixed-rate interest-bearing deposits with fixed maturity dates was estimated by discounting the cash flows using rates currently offered for deposits of similar remaining maturities.

     Off-balance sheet instruments -- The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair values of such off-balance sheet instruments were not significant at December 31, 1997 and 1996 and, therefore, have not been included in the table above.

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 13. COMMITMENTS AND CONTINGENCIES

     In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including loan commitments of approximately $90,649,000 and standby letters of credit and financial guarantees of $5,272,000 at December 31, 1997. The Bank does not anticipate any losses as a result of these transactions.

     Approximately $15,871,000 of loan commitments outstanding at December 31, 1997 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans. Many of these loan commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements.

     Stand-by letters of credit are commitments written by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by the Banks' commercial customers, are typically short-term in nature and virtually all such commitments are collateralized.

     Most of the outstanding commitments to extend credit are at variable rates tied to the Banks' reference rate of interest. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit issued is the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company controls the credit risk of the off-balance sheet financial instruments through the normal credit approval and monitoring process.

NOTE 14. RELATED PARTY LOANS

     The Company makes loans to officers and directors and their associates subject to loan committee approval and ratification by the Board of Directors. These transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than normal risk of collectibility. An analysis of changes in related party loans for the year ended December 31, 1997 is as follows:

BEGINNING BALANCE   ADDITIONS    REPAYMENTS   ENDING BALANCE
-----------------   ----------   ----------   --------------
   $9,746,000       $6,726,000   $7,353,000     $9,119,000

     Committed lines of credit, undisbursed loans and standby letters of credit to directors and officers at December 31, 1997 were approximately $7,299,000.

NOTE 15. REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

defined) and a minimum leverage ratio of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1997 that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997 and 1996, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The following table shows the Company's and the Banks' actual capital amounts and ratios at December 31, as well as the minimum capital ratios to be categorized as "well capitalized" under the regulatory framework:

                                                                                    TO BE CATEGORIZED
                                                                                     WELL CAPITALIZED
                                                                                          UNDER
                                                                 FOR CAPITAL        PROMPT CORRECTIVE
                                             ACTUAL           ADEQUACY PURPOSES     ACTION PROVISIONS:
                                       -------------------    ------------------    ------------------
                                         AMOUNT      RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                       -----------   -----    ----------   -----    ----------   -----
As of December 31, 1997:
Total Capital (to Risk Weighted
  Assets):
  COMPANY............................   45,782,000   15.2%    24,046,000    8.0%           N/A
  Bank of Salinas....................   38,877,000   14.5%    21,514,000    8.0%    26,892,000   10.0%
  Cypress Bank.......................    5,012,000   14.6%     2,739,000    8.0%     3,423,000   10.0%
Tier 1 Capital (to Risk Weighted
  Assets):
  COMPANY............................   41,968,000   14.0%    12,023,000    4.0%           N/A
  Bank of Salinas....................   35,501,000   13.2%    10,757,000    4.0%    16,135,000    6.0%
  Cypress Bank.......................    4,584,000   13.4%     1,369,000    4.0%     2,054,000    6.0%
Tier 1 Capital (to Average Assets):
  COMPANY............................   41,968,000    9.6%    17,570,000    4.0%           N/A
  Bank of Salinas....................   35,501,000    8.9%    15,869,000    4.0%    19,837,000    5.0%
  Cypress Bank.......................    4,584,000    8.8%     2,084,000    4.0%     2,605,000    5.0%
As of December 31, 1996:
Total Capital (to Risk Weighted
  Assets):
  COMPANY............................   39,562,000   15.4%    20,584,000    8.0%           N/A
  Bank of Salinas....................   34,134,000   15.1%    18,043,000    8.0%    22,554,000   10.0%
  Cypress Bank.......................    4,700,000   15.1%     2,493,000    8.0%     3,117,000   10.0%
Tier 1 Capital (to Risk Weighted
  Assets):
  COMPANY............................   36,332,000   14.1%    10,292,000    4.0%           N/A
  Bank of Salinas....................   31,302,000   13.9%     9,021,000    4.0%    13,532,000    6.0%
  Cypress Bank.......................    4,309,000   13.8%     1,247,000    4.0%     1,870,000    6.0%
Tier 1 Capital (to Average Assets):
  COMPANY............................   36,332,000   10.1%    14,321,000    4.0%           N/A
  Bank of Salinas....................   31,302,000   10.1%     9,326,000    3.0%    15,543,000    5.0%
  Cypress Bank.......................    4,309,000    9.1%     1,887,000    4.0%     2,358,000    5.0%

     The ability of the Company to pay cash dividends in the future will largely depend upon the cash dividends paid to it by its subsidiary Banks. Under State and Federal law regulating banks, cash dividends declared by a Bank in any calendar year generally may not exceed its net income for the preceding three fiscal

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

years, less distributions to the Company, or its retained earnings. Under these provisions, and considering minimum regulatory capital requirements, the amount available for distribution from the Banks to the Company was approximately $15,034,000 as of December 31, 1997.

     The Banks are subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Banks are prohibited from lending to the Company unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Banks are limited to 10% of Bank shareholders' equity, or a combined maximum of $4,174,000 at December 31, 1997. No such advances were made during 1997 or 1996.

NOTE 16. CENTRAL COAST BANCORP (PARENT COMPANY ONLY)

     The condensed financial statements of Central Coast Bancorp follow (in thousands):

                            CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Assets:
  Cash -- interest bearing account with Bank................  $   191    $    74
  Investment in Banks.......................................   41,841     35,611
  Premises and equipment, net...............................      491         68
  Other Assets..............................................    1,916        844
                                                              -------    -------
          Total assets......................................  $44,439    $36,597
                                                              =======    =======
Liabilities and Shareholders' Equity
  Liabilities...............................................  $   715    $   265
  Shareholders' Equity......................................   43,724     36,332
                                                              -------    -------
          Total liabilities and shareholders' equity........  $44,439    $36,597
                                                              =======    =======

                          CONDENSED INCOME STATEMENTS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997       1996      1995
                                                              -------    ------    ------
Management fees.............................................  $ 3,624    $  840
Other income................................................       11        --
Cash dividends received from Banks..........................    2,000       500    $  600
                                                              -------    ------    ------
          Total income......................................    5,635     1,340       600
Operating expenses..........................................    6,386     1,737       437
                                                              -------    ------    ------
Income (loss) before income taxes and equity in
  undistributed net income of Banks.........................     (751)     (397)      163
Provision (credit) for income taxes.........................   (1,125)     (352)      (66)
Equity in undistributed net income of Banks.................    6,129     5,905     4,096
                                                              -------    ------    ------
          Net income........................................  $ 6,503    $5,860    $4,325
                                                              =======    ======    ======

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Increase (decrease) in cash:
Operations:
  Net income................................................  $ 6,503    $ 5,860    $ 4,325
  Adjustments to reconcile net income to net cash provided
     (used) by operations:
     Equity in undistributed net income of Banks............   (6,129)    (5,905)    (4,096)
     Depreciation...........................................       71          1         --
     (Increase) decrease in other assets....................     (656)      (522)       (34)
     Increase (decrease) in liabilities.....................      450         80        194
                                                              -------    -------    -------
     Net cash provided (used) by operations.................      239       (486)       389
                                                              -------    -------    -------
Investing Activities --
  Capital expenditures......................................     (494)       (69)        --
                                                              -------    -------    -------
Financing Activities:
  Short-term borrowings.....................................       --         --       (125)
  Fractional shares repurchased.............................       (8)        (5)        --
  Stock options exercised...................................      380        319         22
                                                              -------    -------    -------
     Net cash provided (used) by financing activities.......      372        314       (103)
                                                              -------    -------    -------
     Net increase (decrease) in cash........................      117       (241)       286
  Cash balance, beginning of year...........................       74        315         29
                                                              -------    -------    -------
  Cash balance, end of year.................................  $   191    $    74    $   315
                                                              =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and ten percent or more shareholders of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of the Company's equity securities. Officers, directors and ten percent or more shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, except for Director Boutonnet who failed to timely file one report on Form 3, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of ten percent or more of the Company's equity securities appear to have been met.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

     Listed and included in Part II, Item 8.

(2) FINANCIAL STATEMENT SCHEDULES.

     Not applicable.

(3) EXHIBITS.

      (2.1) Agreement and Plan of Reorganization and Merger by and between Central Coast Bancorp, CCB Merger Company and
                Cypress Coast Bank dated as of December 5, 1995, incorporated by reference from Exhibit 99.1 to Form 8-K filed with the Commission on December 7, 1995.
      (3.1)     Articles of Incorporation, incorporated by reference from
                Exhibit 4.8 to Registration Statement on Form S-8 No.
                33-89948, filed with the Commission on March 3, 1995.
      (3.2) Bylaws, incorporated by reference from Exhibit 4.9 to Registration Statement on Form S-8 No. 33-89948, filed with the Commission on March 3, 1995.
      (4.1) Specimen form of Central Coast Bancorp stock certificate incorporated by reference from the Company's 1994 Annual
                Report on Form 10K filed with the Commission on March 31,
                1995.
     (10.1)     Lease agreement dated December 12, 1994, related to 301 Main
                Street, Salinas, California incorporated by reference from the Company's 1994 Annual Report on Form 10K filed with the
                Commission on March 31, 1995.
     (10.2)     King City Branch Lease incorporated by reference from
                Exhibit 10.3 to Registration Statement on Form S-4 No.
                33-76972, filed with the Commission on March 28, 1994.
     (10.3) Amendment to King City Branch Lease incorporated by reference from Exhibit 10.4 to Registration Statement on Form S-4 No. 33-76972, filed with the Commission on March
                28, 1994.

    *(10.4) 1982 Stock Option Plan, as amended, incorporated by reference from Exhibit 4.2 to Registration Statement on Form
                S-8 No. 33-89948, filed with the Commission on March 3,
                1995.
    *(10.5)     Form of Nonstatutory Stock Option Agreement under the 1982
                Stock Option Plan incorporated by reference from Exhibit 4.6 to Registration Statement on Form S-8 No. 33-89948, filed with the Commission on March 3, 1995.
    *(10.6)     Form of Incentive Stock Option Agreement under the 1982
                Stock Option Plan incorporated by reference from Exhibit 4.7 to Registration Statement on Form S-8 No. 33-89948, filed with the Commission on March 3, 1995.
    *(10.7)     1994 Stock Option Plan incorporated by reference from
                Exhibit 4.1 to Registration Statement on Form S-8 No.
                33-89948, filed with the Commission on March 3, 1995.
    *(10.8)     Form of Nonstatutory Stock Option Agreement under the 1994
                Stock Option Plan incorporated by reference from Exhibit 4.3 to Registration Statement on Form S-8 No. 33-89948, filed with Commission on March 3, 1995.
    *(10.9)     Form of Incentive Stock Option Agreement under the 1994
                Stock Option Plan incorporated by reference from Exhibit 4.4 to Registration Statement on Form S-8 No. 33-89948, filed with the commission on March 3, 1995.
    *(10.10) Form of Director Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from
                Exhibit 4.5 to Registration Statement on Form S-8 No. 33-
                89948, filed with the commission on March 3, 1995.
    *(10.11) Form of Bank of Salinas Indemnification Agreement for directors and executive officers incorporated by reference from Exhibit 10.9 to Amendment No. 1 to Registration
                Statement on Form S-4 No. 33-76972, filed with the
                Commission on April 15, 1994.
    *(10.12)    401(k) Pension and Profit Sharing Plan Summary Plan
                Description incorporated by reference from Exhibit 10.8 to Registration Statement on Form S-4 No. 33-76972, filed with the Commission on March 28, 1994.
    *(10.13) Specimen form of Employment Agreement incorporated by reference from Exhibit 10.13 to the Company's 1996 Annual
                Report on Form 10K filed with the Commission on March 31,
                1997.
    *(10.14) Specimen form of Executive Salary Continuation Agreement incorporated by reference from Exhibit 10.14 to the Company's 1996 Annual Report on Form 10K filed with the
                Commission on March 31, 1997.
    *(10.15) 1994 Stock Option Plan, as amended, incorporated by reference from Exhibit A to the Proxy Statement filed with the Commission on September 3, 1996 in connection with Central Coast Bancorp's 1996 Annual Shareholders' Meeting held on September 23, 1996.
     (10.16) Specimen of Indemnification Agreement, incorporated by reference from Exhibit D to the Proxy Statement filed with the Commission on September 3, 1996 in connection with Central Coast Bancorp's 1996 Annual Shareholders' Meeting held on September 23, 1996.
     (10.17)    Purchase and Assumption Agreement for the Acquisition of
                Wells Fargo Bank Branches incorporated by reference from
                Exhibit 10.17 to the Company's 1996 Annual Report on Form
                10K filed with the Commission on March 31, 1997.
    *(10.18) Employee Stock Ownership Plan and Trust Agreement incorporated by reference from Exhibit 10.18 to the Company's 1996 Annual Report on Form 10K filed with the
                Commission on March 31, 1997.
     (10.19)    Lease agreement dated March 7, 1997, related to 484
                Lighthouse Avenue, Monterey, California
     (21.1) The Registrant's only subsidiaries are its wholly-owned subsidiaries, Bank of Salinas and Cypress Bank

     (23.1)     Independent auditors' consent
     (27.1)     Financial Data Schedule

---------------
* Denotes management contracts, compensatory plans or arrangements.

(B) REPORTS ON FORM 8-K.

     Filed with the Commission on December 8, 1997

     An Annual Report for the fiscal year ended December 31, 1997, and Notice of Annual Meeting and Proxy Statement for the Company's 1998 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTRAL COAST BANCORP

Date: March 19, 1998                      By:     /s/ NICK VENTIMIGLIA
                                            ------------------------------------
                                            Nick Ventimiglia,
                                            President and Chief Executive
                                              Officer
                                            (Principal Executive Officer)

Date: March 19, 1998                      By:      /s/ JAYME C. FIELDS
                                            ------------------------------------
                                            Jayme C. Fields, Controller
                                            (Principle Accounting and Finance
                                              Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                 /s/ ANDREW E. AUSONIO                              Director             March 19, 1998
--------------------------------------------------------
                   Andrew E. Ausonio

                /s/ C. EDWARD BOUTONNET                             Director             March 19, 1998
--------------------------------------------------------
                  C. Edward Boutonnet

                /s/ BRADFORD G. CRANDALL                            Director             March 19, 1998
--------------------------------------------------------
                  Bradford G. Crandall

                  /s/ ALFRED P. GLOVER                              Director             March 19, 1998
--------------------------------------------------------
                    Alfred P. Glover

                  /s/ RICHARD C. GREEN                              Director             March 19, 1998
--------------------------------------------------------
                    Richard C. Green

                 /s/ MICHAEL T. LAPSYS                              Director             March 19, 1998
--------------------------------------------------------
                   Michael T. Lapsys

                  /s/ ROBERT M. MRAULE                              Director             March 19, 1998
--------------------------------------------------------
                    Robert M. Mraule

                 /s/ DUNCAN L. MCCARTER                             Director             March 19, 1998
--------------------------------------------------------
                   Duncan L. McCarter

                   /s/ LOUIS A. SOUZA                               Director             March 19, 1998
--------------------------------------------------------
                     Louis A. Souza

                   /s/ MOSE E. THOMAS                               Director             March 19, 1998
--------------------------------------------------------
                     Mose E. Thomas

                  /s/ NICK VENTIMIGLIA                     Chairman, President and CEO   March 19, 1998
--------------------------------------------------------
                    Nick Ventimiglia

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.19     Lease agreement dated March 7, 1997, related to 484
           Lighthouse Avenue, Monterey, California
  23.1     Independent auditors' consent
  27.1     Financial Data Schedule