Form 10-Q
period 1998-03-31
CENTRAL COAST BANCORP
filed 1998-05-15
CIK 921085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      March 31, 1998.
                               ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________________ to ________________

                          Commission File No. 0-25418 .

                              CENTRAL COAST BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                   77-0367061
  -------------------------------                  ------------------------
  (State or other jurisdiction of                  (IRS Employer ID Number)
  incorporation or organization)


  301 Main Street, Salinas, California                      93901
 ----------------------------------------                 ----------
 (Address of principal executive offices)                 (Zip code)


                                 (408) 422-6642
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

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

   No par value Common Stock - 4,808,945 shares outstanding at   April 6, 1998.
                                                               -----------------

                 The Index to the Exhibits is located at Page 24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (Unauditied)

-------------------------------------------------------------------------------------------------------------
                                                                       March 31, 1998       December 31, 1997
-------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                               $  43,024,000           $  39,891,000
  Federal funds sold                                                       52,793,000              64,706,000
-------------------------------------------------------------------------------------------------------------
    Total cash and equivalents                                             95,817,000             104,597,000
  Securities:
    Available-for-sale                                                    104,614,000              91,481,000
    Held-to-maturity                                                       26,284,000              39,048,000
    (Market value:  $26,367,000 at March 31, 1998
        and $39,105,000 at December 31, 1997)
  Loans held for sale                                                       2,208,000               1,331,000
  Loans:
    Commercial                                                            110,991,000             124,714,000
    Real estate-construction                                               18,917,000              14,645,000
    Real estate-other                                                     113,037,000             107,354,000
    Installment                                                             8,022,000               9,349,000
-------------------------------------------------------------------------------------------------------------
    Total loans                                                           250,967,000             256,062,000
    Allowance for credit losses                                            (4,201,000)             (4,223,000)
    Deferred loan fees, net                                                  (518,000)               (568,000)
-------------------------------------------------------------------------------------------------------------
  Net Loans                                                               246,248,000             251,271,000
-------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                               2,129,000               2,001,000
  Accrued interest receivable and other assets                              7,894,000               7,945,000
-------------------------------------------------------------------------------------------------------------
Total assets                                                            $ 485,194,000           $ 497,674,000
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Demand, noninterest bearing                                         $ 104,254,000           $ 126,818,000
    Demand, interest bearing                                               82,591,000              89,107,000
    Savings                                                                95,878,000              99,748,000
    Time                                                                  153,594,000             134,628,000
-------------------------------------------------------------------------------------------------------------
    Total Deposits                                                        436,317,000             450,301,000
  Accrued interest payable and other liabilities                            3,728,000               3,649,000
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                         440,045,000             453,950,000
-------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
SHAREHOLDERS' EQUITY:
  Preferred stock - no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 30,000,000 shares;
    issued and outstanding: 4,808,945 shares at March 31, 1998
    and 4,368,469 shares at December 31, 1997                              41,070,000              31,644,000
  Retained earnings                                                         4,093,000              11,979,000
  Accumulated other comprehensive income - Net unrealized
    gain (loss) on available-for-sale securities, net of tax                  (14,000)                101,000
-------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                       45,149,000              43,724,000
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $ 485,194,000           $ 497,674,000
=============================================================================================================

See notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

----------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                           1998                 1997
----------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans (including fees)                                           $6,267,000           $5,932,000
   Investment securities                                             1,780,000            1,110,000
   Other                                                               945,000              590,000
----------------------------------------------------------------------------------------------------
       Total interest income                                         8,992,000            7,632,000
----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                              3,334,000            2,610,000
   Other                                                                 1,000                2,000
----------------------------------------------------------------------------------------------------
       Total interest expense                                        3,335,000            2,612,000
----------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                  5,657,000            5,020,000
PROVISION FOR CREDIT LOSSES                                             17,000                   --
----------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES                                       5,640,000            5,020,000
----------------------------------------------------------------------------------------------------

OTHER INCOME                                                           394,000              386,000
----------------------------------------------------------------------------------------------------

OTHER EXPENSES
   Salaries and benefits                                             2,155,000            1,833,000
   Occupancy                                                           219,000              204,000
   Furniture and equipment                                             195,000              178,000
   Other                                                               883,000              734,000
----------------------------------------------------------------------------------------------------
       Total other expenses                                          3,452,000            2,949,000
----------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           2,582,000            2,457,000
PROVISION FOR INCOME TAXES                                           1,068,000            1,006,000
====================================================================================================
       NET INCOME                                                   $1,514,000           $1,451,000
====================================================================================================

BASIC EARNINGS PER SHARE                                            $     0.31           $     0.31
DILUTED EARNINGS PER SHARE                                          $     0.29           $     0.29
====================================================================================================

See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

----------------------------------------------------------------------------------------------------
Three  months ended March 31,                                          1998                    1997
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
   Net income                                                  $  1,514,000            $  1,451,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for credit losses                                     17,000                      --
     Net gain on sale of fixed assets                                (1,000)                (11,000)
     Depreciation                                                   139,000                 115,000
     Amortization and accretion                                    (100,000)                (15,000)
     (Increase) decrease in accrued interest receivable and
      other assets                                                   53,000                (524,000)
     Increase in accrued interest payable and other liabilities     367,000               3,040,000
     Decrease in deferred loan fees                                 (50,000)                (34,000)
----------------------------------------------------------------------------------------------------
       Net cash provided by operations                            1,939,000               4,022,000
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in interest-bearing
     deposits in financial institutions                                  --                 600,000
   Purchases of investment securities                           (62,166,000)            (32,350,000)
   Proceeds from maturities
     of investment securities                                    61,780,000               3,566,000
   Net change in loans held for sale                               (877,000)               (165,000)
   Net decrease in loans                                          5,056,000               2,660,000
   Proceeds from sale of other real estate owned                         --                 133,000
   Proceeds from sale of fixed assets                                 1,000                  11,000
   Capital expenditures                                            (267,000)               (884,000)
----------------------------------------------------------------------------------------------------
       Net cash provided (used) in investing activities           3,527,000             (26,429,000)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                  (13,984,000)             46,193,000
   Net increase (decrease) in short-term borrowings                (288,000)              2,800,000
   Proceeds from sale of stock                                       39,000                  60,000
   Fractional shares repurchased                                    (13,000)                 (8,000)
----------------------------------------------------------------------------------------------------
       Net cash provided(used) by financing activities          (14,246,000)             49,045,000
----------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                (8,780,000)             26,638,000
Cash and equivalents, beginning of period                       104,597,000              60,657,000
----------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                            $ 95,817,000            $ 87,295,000
====================================================================================================

OTHER CASH FLOW INFORMATION:
   Interest paid                                               $  3,346,000            $  2,213,000
   Income taxes paid                                                     --                      --
====================================================================================================

See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1998 and December 31, 1997, the results of operations for the three month periods ended March 31, 1998 and 1997, and cash flows for the three month periods ended March 31, 1998 and 1997.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders. The results of operations for the three month periods ended March 31, 1998 and 1997 may not necessarily be indicative of the operating results for the full year.

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

The carrying value and approximate market value of securities at March 31, 1998 and December 31, 1997 are as follows:

------------------------------------------------------------------------------------------------------
                                                        Amortized  Unrealized   Unrealized     Market
In thousands                                                 Cost        Gain       Losses      Value
------------------------------------------------------------------------------------------------------
MARCH 31, 1998
AVAILABLE FOR SALE SECURITIES:
U.S. Treasury and agency services
     Maturing within 1 year                              $  6,991        $ 19         $ --   $  7,010
     Maturing after 1 year but within 5 years              82,587         195          116     82,666
     Maturing after 10 years                               15,056          --          122     14,934
Other                                                           4          --           --          4
------------------------------------------------------------------------------------------------------
        Total available for sale                         $104,638        $214         $238   $104,614
------------------------------------------------------------------------------------------------------
HELD TO MATURITY SECURITIES:
U.S. Treasury and agency services
     Maturing within 1 year                              $ 16,997        $ 12         $  3   $ 17,006
     Maturing after 1 year but within 5 years               6,400          57           --      6,457
     Maturing after 5 years but within 10 years                41           2           --         43
     Maturing after 10 years                                  795          15           --        810
State & Political Subdivision
     Maturing after 5 years but within 10 years             2,051          --           --      2,051
------------------------------------------------------------------------------------------------------
        Total held to maturity                           $ 26,284        $ 86         $  3   $ 26,367
------------------------------------------------------------------------------------------------------
Total investment securities                              $130,922        $300         $241   $130,981
======================================================================================================
DECEMBER 31, 1997
AVAILABLE FOR SALE SECURITIES:
U.S. Treasury and agency services
     Maturing within 1 year                              $ 32,861        $ --         $  5   $ 32,856
     Maturing after 1 year but within 5 years              48,410         184            7     48,587
Bankers' Acceptances
     Maturing within 1 year                                10,034          --           --     10,034
Other                                                           4          --           --          4
------------------------------------------------------------------------------------------------------
      Total available for sale                           $ 91,309        $184         $ 12   $ 91,481
------------------------------------------------------------------------------------------------------
HELD TO MATURITY SECURITIES:
U.S. Treasury and
   agency services
     Maturing within 1 year                              $ 27,484        $  7         $ 11   $ 27,480
     Maturing after 1 year but within 5 years               8,495          66            2      8,559
     Maturing after 5 years but within 10 years                20          --           --         20
     Maturing after 10 years                                  857           6            9        854
State & Political Subdivision
     Maturing after 5 years but within 10 years             2,192          --           --      2,192
------------------------------------------------------------------------------------------------------
        Total held to maturity                           $ 39,048        $ 79         $ 22   $ 39,105
-----------------------------------------------------------------------------------------------------
Total investment securities                              $130,357        $263         $ 34   $130,586
======================================================================================================

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:


-------------------------------------------------------------------------------
                                                   Three months ended March 31,
In thousands                                         1998                1997
-------------------------------------------------------------------------------
   Beginning balance                               $4,223              $4,372
   Provision charged to expense                        17                  --
   Loans charged off                                  (69)                (88)
   Recoveries                                          30                  29
-------------------------------------------------------------------------------

   Ending balance                                  $4,201              $4,313
===============================================================================

The allowance for credit losses reflects management's judgement as to the level considered adequate to absorb potential losses inherent in the loan portfolio. The allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon information currently available to analyze credit loss potential, including (1) the loan portfolio balance in the period; (2) a comprehensive grading and review of new and existing loans outstanding; (3) actual previous charge-offs; and, (4) changes in economic conditions.

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

Management believes that the allowance for credit losses at March 31, 1998 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

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

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:


-------------------------------------------------------------------------------
                                                     March 31,     December 31,
In thousands                                              1998             1997
-------------------------------------------------------------------------------
Past due 90 days or more and still accruing
   Real estate                                            $  5             $  6
   Commercial                                              173               73
   Installment and other                                    --               --
-------------------------------------------------------------------------------
                                                           178               79
-------------------------------------------------------------------------------
Nonaccrual:
   Real estate                                             548              628
   Commercial                                               94              188
   Installment and other                                    10               --
-------------------------------------------------------------------------------
                                                           652              816
-------------------------------------------------------------------------------
Total nonperforming loans                                 $830             $895
===============================================================================
Other real estate owned                                   $105             $105
===============================================================================

4. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $96,749,000 and standby letters of credit of $5,176,000 at March 31, 1998. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1998.

Approximately $19,398,000 of loan commitments outstanding at March 31, 1998 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Banks evaluate each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

5. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (4,806,000 and 4,718,000 for the three month periods ended March 31, 1998 and 1997, respectively). Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (427,000 and 331,000 for the three month periods ended March 31, 1998 and 1997, respectively).

6. RECENTLY ISSUED ACCOUNTING STANDARD

Effective January 1, 1998, Central Coast Bancorp adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable secuirties classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. Central Coast Bancorp's total comprehensive earnings were as follows:


----------------------------------------------------------------------------------------
                                                           Three Months Ended March 31,
In thousands                                                1998                   1997
----------------------------------------------------------------------------------------
Net Earnings                                              $1,514                 $1,451
Other comprehensive loss - Net unrealized loss on
  available-for-sale securities                             (115)                   (52)
----------------------------------------------------------------------------------------

Total comprehensive earnings                              $1,399                 $1,399
========================================================================================

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

Summary of Financial Results

At March 31, 1998, total assets of Central Coast Bancorp were $485,194,000, a decrease of $12,480,000 or 2.5% from December 31, 1997 total assets of $497,674,000. Average total assets for the quarters ended March 31, 1998 and 1997 were $484,958,000 and $390,871,000, respectively.

On February 21, 1997, the Bank of Salinas purchased certain assets and assumed certain liabilities of the Gonzales and Castroville offices of Wells Fargo Bank (including total deposit liabilities of approximately $34 million). As a result of the transaction the Bank assumed deposit liabilities, received cash and acquired tangible assets. In addition, the transaction resulted in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

Net loans at March 31, 1998 were $246,248,000 compared to $251,271,000 at December 31, 1997, a decrease of $5,023,000 or 2.0%. The decrease in loan balances is primarily the result of decreases in commercial loan categories partially offset by increases in term real estate loan categories. Commercial loans decreased $13,723,000 or 11.0% to $110,991,000 at March 31, 1998 from $124,714,000 at December 31, 1997. The decrease in commercial loan balances is primarily due to seasonal fluctuation related to the agribusiness sector of the local economy.

Partially offsetting this decrease, was an increase in term real estate, real estate construction and land development loans. Real estate mortgage loan balances of $113,037,000 at March 31, 1998 represented an increase of $5,683,000 or 5.3% over $107,354,000 at December 31, 1997. Real estate construction and land development loans of $18,917,000 at March 31, 1998 represented an increase of $4,272,000 or 29.2% from $14,645,000 at December 31, 1997.

The Company designated securities with an estimated market value of $104,614,000 as available-for-sale at March 31, 1998. The amortized cost of securities designated as available-for-sale on that date was $104,638,000. The available-for-sale portfolio at March 31, 1998 consisted primarily of U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) with maturities within five years and U.S. government-sponsored agencies mortgage backed securities with maturities greater than ten years. During the three months ended March 31, 1998, the Company made securities purchases of $62,166,000 to replace $49,014,000 of maturities and to more fully employ excess liquidity.

Securities designated as held-to-maturity at March 31, 1998 were carried at an amortized cost of $26,284,000. The estimated market value of the held-to-maturity portfolio at March 31, 1998 was $26,367,000. The held-to-maturity portfolio at March 31, 1998 consists primarily of U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies with maturities within five years. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's intent and ability to hold such securities to maturity. During the three months ended March 31, 1998, $12,766,000 held-to-maturity securities matured and were not replaced.

Other earning assets are comprised of Federal funds sold and time deposits at other financial institutions. Federal funds sold balances of $52,793,000 at March 31, 1998 represent a decrease of $11,913,000 over $64,706,000 at December 31, 1997. The decrease in federal funds sold primarily reflects investment of funds into higher yielding available-for-sale securities. The Company held no time deposits in other financial institutions at March 31, 1998 and at December 31, 1997.

Total deposits were $436,317,000 at March 31, 1998 which represented a decrease of $13,984,000 or 3.1% over balances of $450,301,000 at December 31, 1997. The decrease in total deposits includes decreases in all deposit categories, except time deposits. Noninterest-bearing demand deposits were $104,254,000 at March 31, 1998 compared to $126,818,000 at December 31, 1997, a decrease of $22,564,000 or 17.8%. The decrease in noninterest bearing demand balances is partially due to seasonal fluctuation. Interest bearing demand balances decreased $6,516,000 or 7.3% to $82,591,000 at March 31, 1998 from $89,107,000 at December 31, 1997. Savings balances of $95,878,000 represent a decrease of $3,870,000 or 3.9% from $99,748,000 at December 31, 1997. Partially offsetting these decreases, time deposits increased $18,966,000 or 14.1% to $153,594,000 at March 31, 1998 from $134,628,000 at December 31, 1997.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Net income for the three months ended March 31, 1998 was $1,514,000 compared to $1,451,000 ($.31 basic and $.29 diluted earnings per share) for the comparable period in 1997. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Banks' earnings. The components of net interest income are as follows:

                                                        (Unaudited)
                                                Three months ended March 31,
In thousands (except percentages)           1998                             1997
--------------------------------------------------------------------------------------------
                                 Avg                Avg           Avg                 Avg
                               Balance    Interest  Yield       Balance     Interest  Yield
--------------------------------------------------------------------------------------------
ASSETS:
Earning Assets
  Loans(1)(2)                  $245,425    $6,267   10.4%       $231,523     $5,932   10.4%
  Investment Securities         121,504     1,780    5.9%         78,696      1,110    5.7%
  Other                          70,211       945    5.5%         45,667        590    5.2%
                               --------    ------               --------     ------
Total Earning Assets            437,140     8,992    8.3%        355,886     7,632     8.7%
                                           ------                            ------
Cash and due from banks          37,718                           26,983
Other assets                     10,100                            8,002
                               --------                         --------
                               $484,958                         $390,871
                               ========                         ========

LIABILITES & SHAREHOLDERS'
  EQUITY:
Interest bearing
liabilities:
  Demand deposits              $ 86,596    $  422    2.0%       $ 86,789     $  437    2.0%
  Savings                        99,572       942    3.8%         92,579        926    4.1%
  Time deposits                 142,025     1,970    5.6%         92,332      1,247    5.5%
  Other borrowings                   61         1    6.6%            923          2    0.9%
                               --------    ------               --------     ------
Total interest bearing
  liabilities                   328,254     3,335    4.1%        272,623      2,612    3.9%
                                           ------                            ------
Demand deposits                 108,580                           80,170
Other Liabilities                 3,308                            1,464
                               --------                         --------
Total Liabilities               440,142                          354,257
Shareholders' Equity             44,816                           36,614
                               --------                         --------
                               $484,958                         $390,871
                               ========                         ========
Net interest income and
margin (net yield)(3)                      $5,657    5.2%                    $5,020    5.7%
                                           ======   ====                     ======   ====

----------------------------------------

(1) Loan interest income includes fee income of $244,000 and $276,000 for the three month periods ended March 31, 1998 and 1997, respectively.

(2) Includes the average allowance for loan losses of $4,207,000 and $4,354,000 and average deferred loan fees of $548,000 and $649,000 for the three months ended March 31, 1998 and 1997, respectively.

(3) Net interest margin is computed by dividing net interest income by the total average earning assets.

Net interest income for the three months ended March 31, 1998 was $5,657,000 representing an improvement of $637,000 or 12.7% over $5,020,000 for the comparable period in 1997. The increase in net interest income is comprised of an increase of $1,360,000 or 17.8% in interest income partially offset by an increase in interest expense of $723,000 or 27.7%.

As a percentage of average earning assets, the net interest margin for the first quarter of 1998 was 5.2% and compares to 5.7% in the same period one year earlier. On average, the loan to deposit ratio of the Company decreased to 56.2% in the first quarter of 1998 from 65.8% in the same period last year.

Interest income recognized in the three months ended March 31, 1998 was $8,992,000 representing an increase of $1,360,000 or 17.8% over $7,632,000 for the same period of 1997. The increase in interest income was primarily due to an increase in the volume of average earning assets. Earning assets averaged $437,140,000 in the three months ended March 31, 1998 compared to $355,886,000 in the same period in 1997, representing an increase of $81,254,000 or 22.8%. The increase in average earning assets included an increase in average loans of $13,902,000 or 6% and increases in investment securities and fed funds sold of $42,808,000 and $24,544,000 or 54.4% and 53.7%, respectively.

The average yield on interest earning assets decreased to 8.3% in the three months ended March 31, 1998 compared to 8.7% for the same period of 1997. The decrease in average yield is attributed to a decrease in the proportion of loans to total earning assets to 56.1% in the first quarter of 1998 from 65.1% in the same period in 1997. Loan fees recognized during the quarter ended March 31, 1998 were $244,000 compared to $276,000 one year earlier.

Partially offsetting the increase in interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the three months ended March 31, 1998 was $3,335,000 and represented an increase of $723,000 or 27.7% over $2,612,000 for the comparable period in 1997. During the three months ended March 31, 1998, the average rate paid by the Banks on interest-bearing liabilities was 4.1% compared to 3.9% for the same period in 1997. The increase in interest expense for the first quarter of 1998 reflects an increase in the proportion of time deposits to total interest bearing liabilities to 43.3% in the first quarter of 1998 from 33.9% in the same period in 1997. Average interest bearing liabilities were $328,254,000 in the three months ended March 31, 1998 compared to $272,623,000 for the same period in 1997, an increase of $55,631,000 or 20.4%. Partially offsetting the impact on net interest income resulting from the increase in interest bearing liabilities was an increase in average noninterest bearing demand deposits. Average noninterest bearing demand deposits of $108,580,000 for the quarter ended March 31, 1998 represented an increase of $28,410,000 or 35.4% over $80,170,000 for the same period one year earlier.

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

Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $159,685,000. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgement, these loans are impaired, appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

The Company recorded a $17,000 provision for loan losses through a charge to earnings in the quarter ended March 31, 1998 and no provision was recorded during that period in 1997. The small increase in the provision reflects the strengthening economy, continued strong credit performance and an increase in the rate of recovery of loan balances previously charged off. Loan balances of $69,000, which were previously identified and fully reserved for, were charged-off in the first quarter of 1998 compared to $88,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $30,000 for the quarter ended March 31, 1998 compared to $29,000 for the same period in 1997. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

At March 31, 1998 the allowance for credit losses was $4,201,000 or 1.67% of total loans, compared to $4,223,000 or 1.65% at December 31, 1997.

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

Noninterest Income and Expense

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $394,000 for the three months ended March 31, 1998 as compared to $386,000 for the same period of 1997. Noninterest income for the first quarter of 1998 represented an increase of 2.1% over the first quarter of 1997. The increase in noninterest income is primarily attributed to an increase in service charges on deposit accounts of $70,000 offsetting nonrecurring revenues in the prior year.

Noninterest expense increased $503,000 or 17.1% to $3,452,000 in the quarter ended March 31, 1998 from $2,949,000 in the same period one year earlier. The increase in noninterest expenses is primarily due to increases in salaries and benefits, occupancy and equipment and supplies expense. As a percentage of average earning assets, other expenses, on an annualized basis, decreased to 3.2% in the three months ended March 31, 1998 from 3.3% in the comparable period of 1997.

Salary and benefits expense was $2,155,000 in the three months ended March 31, 1998 compared to $1,833,000 in the same period one year earlier, an increase of $322,000 or 17.6%. The increase in salary and benefits expense is primarily due to increased headcount related to the branch acquisition by Bank of Salinas during the first quarter of 1997.

Occupancy expense for the quarter ended March 31, 1998 was $219,000 and represented an increase of $15,000 or 7.4% over $204,000 for the same period last year. The increase in occupancy expense relates to the branch acquisition by Bank of Salinas during the first quarter of 1997.

Furniture and equipment expense for the first quarter of 1998 increased $17,000 or 9.6% to $195,000 from $178,000 for the same period last year. The increase in furniture and equipment expense is the result of a program for upgrading the Company's internal systems in addition to the impact of facilities expansion by the Banks.

Other expenses increased $149,000 or 20.3% to $883,000 in the three months ended March 31, 1998 from $734,000 for the comparable period one year earlier. The increase in other expenses is comprised of increases in promotional expenses, customer expenses, operating expenses and amortization of intangibles. Partially offsetting these increases were decreases in loan expenses and stationery and supplies.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Banks assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 1998, were approximately $96,749,000 and $5,176,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans held for sale. On March 31, 1998, consolidated liquid assets totaled $143 million or 29.5% of total assets as compared to $164.2 million or 33.0% of total consolidated assets on December 31, 1997. In addition to liquid assets, the Banks maintain lines of credit with correspondent banks for up to $20,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. In addition, it has been the Company's policy to restrict average maturities in the investment portfolio to not more than three years. The short-term repricing characteristics of the loan and investment portfolios, and loan agreements which generally require monthly interest payments, provide the Banks with additional secondary sources of liquidity. Another key liquidity ratio is the ratio of gross loans to total deposits, which was 57.5% at March 31, 1998 and 56.9% at December 31, 1997.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Banks' earning assets and interest-bearing liabilities at March 31, 1998, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

March 31, 1998
------------------------------------------------------------------------------------------------------

In thousands
------------------------------------------------------------------------------------------------------
                                                     Over three
Assets and Liabilities                    Next day    months and    Over one
  which Mature or                       and within        within   and within         Over
  Reprice                Immediately  three months      one year   five years   five years       Total
------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold         $  52,793      $     --      $     --     $     --     $     --    $ 52,793
Investment securities             --         7,996        16,010       89,067       17,825     130,898
Loans, excluding
  nonaccrual loans
  and overdrafts              10,564       170,838         8,908       55,200        5,651     251,161
------------------------------------------------------------------------------------------------------
Total                      $  63,357      $178,834      $ 24,918     $144,267     $ 23,476    $434,852
======================================================================================================
Interest bearing
  liabilities:
Interest bearing demand    $  82,591      $     --      $     --     $     --     $     --    $ 82,591
Savings                       95,878            --            --           --           --      95,878
Time certificates                 43        38,044        90,723       24,730           54     153,594
Other Borrowings                  --            --            --           --           --          --
------------------------------------------------------------------------------------------------------
Total                      $ 178,512      $ 38,044      $ 90,723     $ 24,730     $     54    $332,063
======================================================================================================
Interest rate
  sensitivity gap          $(115,155)     $140,790      $(65,805)    $119,537     $ 23,422
Cumulative interest
  rate sensitivity gap     $(115,155)     $ 25,635      $(40,170)    $ 79,367     $102,789
Ratios:
Interest rate
  sensitivity gap               0.35          4.70          0.27         5.83       434.74
Cumulative interest
  rate sensitivity gap          0.35          1.12          0.87         1.24         1.31
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

CAPITAL RESOURCES

The Company's total shareholders' equity was $45,149,000 at March 31, 1998 compared to $43,724,000 at December 31, 1997.

The Company and the Banks are subject to regulations issued by the Board of Governors and the FDIC which require maintenance of a certain level of capital. These regulations impose two capital standards: a risk-based capital standard and a leverage capital standard.

Under the Board of Governors' risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital defined to include limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserves for loan and lease losses. Each institution is required to maintain a risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

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

The following table shows the Company's actual capital amounts and ratios at March 31, 1998 and December 31, 1997 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                 For Capital
                                                         Actual               Adequacy Purposes:
                                                  ---------------------     ---------------------
                                                    Amount       Ratio        Amount       Ratio
----------------------------------------------------------------------------------------------------
AS OF MARCH 31, 1998
Total Capital (to Risk Weighted Assets):          47,079,000      15.9%     23,727,000       8.0%
Tier 1 Capital (to Risk Weighted Assets):         43,629,000      14.7%     11,863,000       4.0%
Tier 1 Capital (to Average Assets):               43,629,000       9.0%     19,397,000       4.0%

AS OF DECEMBER 31, 1997:
Total Capital (to Risk Weighted Assets):          45,782,000      15.2%     24,046,000       8.0%
Tier 1 Capital (to Risk Weighted Assets):         41,968,000      14.0%     12,023,000       4.0%
Tier 1 Capital (to Average Assets):               41,968,000       9.6%     17,570,000       4.0%
--------------------------------------------------------------------------------------------------

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

OTHER MATTERS

As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., "95""is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value these systems will be able to accurately process. This is not just a banking problem, as corporations around the world and in all industries are similarly impacted. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Also, the Company has put procedures in place to inquire whether the system of key borrowers are year 2000 compliant. At present, the Company does not have an estimate of the total cost of evaluating and fixing any potential year 2000 problems.

Item 3.

                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

The reader is referred to pages 28 to 29 of the Annual Report on Form 10-K for information on market risk. There have been no significant changes since December 31, 1997.

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

               None.

Item 5. Other information.

               None.


Item 6. Exhibits and reports on Form 8-K.

               (a)    Exhibits

                      (27.1)  Financial Data Schedules

               (b) Reports on Form 8-K - On April 29, 1998 the registrant filed a Current Report on Form 8-K, reporting under Item 5 "Other Events" that Andrew Ausonio resigned his position as director effective April 16, 1998

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 11, 1998                            CENTRAL COAST BANCORP


                                        By \s\ JAYME C. FIELDS
                                           ----------------------------------
                                               Jayme C. Fields, Controller
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                       Description                                Page
------                       -----------                                ----
27.1                         Financial Data Schedule                     25
