Form 10-Q
period 1998-06-30
CENTRAL COAST BANCORP
filed 1998-08-14
CIK 921085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      June 30, 1998    .

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________________to ________________

                          Commission File No. 0-25418 .

                              CENTRAL COAST BANCORP
                              ---------------------
             (Exact name of registrant as specified in its charter)


            California                                  77-0367061
            ----------                                  ----------
  (State or other jurisdiction of                (IRS Employer ID Number)
  incorporation or organization)


    301 Main Street, Salinas, California                  93901
    ------------------------------------                  -----
   (Address of principal executive offices)            (Zip code)


                                (831) 422-6642 .
                                ----------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  [X]    No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 4,903,970 shares outstanding at July 31, 1998.
                                                            -------------



                                  Page 1 of 63

                 The Index to the Exhibits is located at Page 27

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
                     CENTRAL COAST BANCORP AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                  June 30, 1998     December 31, 1997
                                                                  -------------      -------------
ASSETS
  Cash and due from banks                                         $  47,127,000      $  39,891,000
  Federal funds sold                                                 40,687,000         64,706,000
                                                                  -------------      -------------
    Total cash and equivalents                                       87,814,000        104,597,000
  Securities:
    Available-for-sale                                              113,013,000         91,481,000
    Held-to-maturity                                                 18,085,000         39,048,000
    (Market value:  $18,202,000 at June 30, 1998
        and $39,105,000 at December 31, 1997)
  Loans held for sale                                                 4,339,000          1,331,000
  Loans:
    Commercial                                                      118,889,000        124,714,000
    Real estate-construction                                         20,939,000         14,645,000
    Real estate-other                                               125,075,000        107,354,000
    Installment                                                       7,673,000          9,349,000
                                                                  -------------      -------------
    Total loans                                                     272,576,000        256,062,000
    Allowance for credit losses                                      (4,228,000)        (4,223,000)
    Deferred loan fees, net                                            (570,000)          (568,000)
                                                                  -------------      -------------
  Net Loans                                                         267,778,000        251,271,000
                                                                  -------------      -------------
  Premises and equipment, net                                         2,454,000          2,001,000
  Accrued interest receivable and other assets                        8,397,000          7,945,000
                                                                  -------------      -------------
Total assets                                                      $ 501,880,000      $ 497,674,000
                                                                  =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Demand, noninterest bearing                                   $ 112,819,000      $ 126,818,000
    Demand, interest bearing                                         91,887,000         89,107,000
    Savings                                                         104,299,000         99,748,000
    Time                                                            141,798,000        134,628,000
                                                                  -------------      -------------
    Total Deposits                                                  450,803,000        450,301,000
  Accrued interest payable and other liabilities                      3,891,000          3,649,000
                                                                  -------------      -------------
Total liabilities                                                   454,694,000        453,950,000
                                                                  -------------      -------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
SHAREHOLDERS' EQUITY:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 30,000,000 shares;
    issued and outstanding: 4,834,327 shares at June 30, 1998
    and 4,368,469 shares at December 31, 1997                        41,168,000         31,644,000
  Retained earnings                                                   5,802,000         11,979,000
  Accumulated other comprehensive income - Net unrealized
    gain (loss) on available-for-sale securities, net of tax            216,000            101,000
                                                                  -------------      -------------
Shareholders' equity                                                 47,186,000         43,724,000
                                                                  -------------      -------------
Total liabilities and shareholders' equity                        $ 501,880,000      $ 497,674,000
                                                                  =============      =============



See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                                 Three Months Ended               Six Months ended
                                                                       June 30,                       June 30,
                                                             ---------------------------     ---------------------------
                                                                1998            1997            1998            1997
                                                             -----------     -----------     -----------     -----------
INTEREST INCOME
   Loans (including fees)                                    $ 6,669,000     $ 6,324,000     $12,936,000     $12,256,000
   Investment securities                                       2,027,000       1,513,000       3,807,000       2,623,000
   Other                                                         585,000         717,000       1,530,000       1,307,000
                                                             -----------     -----------     -----------     -----------
       Total interest income                                   9,281,000       8,554,000      18,273,000      16,186,000
                                                             -----------     -----------     -----------     -----------
INTEREST EXPENSE
   Interest on deposits                                        3,415,000       2,929,000       6,750,000       5,539,000
   Other                                                              --          70,000              --          72,000
                                                             -----------     -----------     -----------     -----------
       Total interest expense                                  3,415,000       2,999,000       6,750,000       5,611,000
                                                             -----------     -----------     -----------     -----------
NET INTEREST INCOME                                            5,866,000       5,555,000      11,523,000      10,575,000
PROVISION FOR CREDIT LOSSES                                       24,000              --          41,000              --
                                                             -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES                                 5,842,000       5,555,000      11,482,000      10,575,000
                                                             -----------     -----------     -----------     -----------

OTHER INCOME                                                     530,000         420,000         924,000         806,000
                                                             -----------     -----------     -----------     -----------

OTHER EXPENSES
   Salaries and benefits                                       2,053,000       1,909,000       4,208,000       3,742,000
   Occupancy                                                     273,000         237,000         492,000         441,000
   Furniture and equipment                                       235,000         209,000         430,000         387,000
   Other                                                         897,000         889,000       1,780,000       1,623,000
                                                             -----------     -----------     -----------     -----------
       Total other expenses                                    3,458,000       3,244,000       6,910,000       6,193,000
                                                             -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                                     2,914,000       2,731,000       5,496,000       5,188,000
PROVISION FOR INCOME TAXES                                     1,205,000       1,123,000       2,273,000       2,129,000
                                                             -----------     -----------     -----------     -----------
       NET INCOME                                            $ 1,709,000     $ 1,608,000     $ 3,223,000     $ 3,059,000
                                                             ===========     ===========     ===========     ===========

BASIC EARNINGS PER SHARE                                    $       0.36    $       0.34    $       0.67    $       0.64
DILUTED EARNINGS PER SHARE                                  $       0.32    $       0.31    $       0.62    $       0.59
                                                             ===========     ===========     ===========     ===========



See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

Six months ended June 30,                                                1998              1997
-------------------------                                           -------------      -------------
CASH FLOWS FROM OPERATIONS:
   Net income                                                       $   3,223,000      $   3,059,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for credit losses                                           41,000                 --
     Net gain on sale of fixed assets                                      (1,000)           (11,000)
     Gain on sale of other real estate owned                              (21,000)                --
     Depreciation                                                         278,000            205,000
     Amortization and accretion                                           (52,000)           (88,000)
     Increase in accrued interest receivable and other assets            (762,000)        (1,549,000)
     Increase in accrued interest payable and other liabilities           366,000            469,000
     Increase (decrease) in deferred loan fees                              2,000           (161,000)
                                                                    -------------      -------------
       Net cash provided by operations                                  3,074,000          1,924,000
                                                                    -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in interest-bearing
     deposits in financial institutions                                        --            999,000
   Purchases of investment securities                                 (72,237,000)       (73,480,000)
   Proceeds from maturities
     of investment securities                                          72,040,000         27,386,000
   Net increase in loans held for sale                                 (3,008,000)          (114,000)
   Net increase in loans                                              (16,550,000)        (5,646,000)
   Proceeds from sale of other real estate owned                          126,000            446,000
   Proceeds from sale of fixed assets                                       1,000             11,000
   Capital expenditures                                                  (731,000)        (1,009,000)
                                                                    -------------      -------------
       Net cash used in investing activities                          (20,359,000)       (51,407,000)
                                                                    -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                            502,000         68,305,000
   Net increase (decrease) in short-term borrowings                      (124,000)         5,198,000
   Proceeds from sale of stock                                            136,000            267,000
   Fractional shares repurchased                                          (12,000)            (8,000)
                                                                    -------------      -------------
       Net cash provided by financing activities                          502,000         73,762,000
                                                                    -------------      -------------
  Net increase (decrease) in cash and equivalents                     (16,783,000)        24,279,000
Cash and equivalents, beginning of period                             104,597,000         60,657,000
                                                                    -------------      -------------
Cash and equivalents, end of period                                 $  87,814,000      $  84,936,000
                                                                    =============      =============

OTHER CASH FLOW INFORMATION:
   Interest paid                                                    $   6,712,000      $   5,126,000
   Income taxes paid                                                    1,125,000          1,540,000
                                                                    =============      =============



See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            June 30, 1998 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1998 and December 31, 1997, the results of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month periods ended June 30, 1998 and 1997.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 1998 and 1997 may not necessarily be indicative of the operating results for the full year.

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

The carrying value and approximate market value of securities at June 30, 1998 and December 31, 1997 are as follows:

                                                     Amortized   Unrealized   Unrealized     Market
In thousands                                           Cost         Gain        Losses       Value
----------------------------------------------       --------     --------     --------     --------
JUNE 30, 1998
AVAILABLE FOR SALE SECURITIES:
U.S. Treasury and agency securities
     Maturing within 1 year                          $  6,994     $     13     $      3     $  7,004
     Maturing after 1 year but within 5 years          80,766          220           30       80,956
     Maturing after 10 years                           24,883          166           --       25,049
Other                                                       4           --           --            4
                                                     --------     --------     --------     --------
        Total available for sale                     $112,647     $    399     $     33     $113,013
                                                     --------     --------     --------     --------
HELD TO MATURITY SECURITIES:
U.S. Treasury and agency securities
     Maturing within 1 year                          $ 15,010     $     56     $     --     $ 15,066
     Maturing after 1 year but within 5 years             242            3           --          245
     Maturing after 5 years but within 10 years            41            1           --           42
     Maturing after 10 years                              741           57           --          798
State & Political Subdivision
     Maturing after 5 years  but within 10 years        2,051           --           --        2,051
                                                     --------     --------     --------     --------
        Total held to maturity                       $ 18,085     $    117     $     --     $ 18,202
                                                     --------     --------     --------     --------
Total investment securities                          $130,732     $    516     $     33     $131,215
                                                     ========     ========     ========     ========
DECEMBER 31, 1997
AVAILABLE FOR SALE SECURITIES:
U.S. Treasury and agency securities
     Maturing within 1 year                          $ 32,861     $     --     $      5     $ 32,856
     Maturing after 1 year but within 5 years          48,410          184            7       48,587
Bankers' Acceptances
     Maturing within 1 year                            10,034           --           --       10,034
Other                                                       4           --           --            4
                                                     --------     --------     --------     --------
      Total available for sale                       $ 91,309     $    184     $     12     $ 91,481
                                                     --------     --------     --------     --------
HELD TO MATURITY SECURITIES:
U.S. Treasury and agency securities
     Maturing within 1 year                          $ 27,484     $      7     $     11     $ 27,480
     Maturing after 1 year but within 5 years           8,495           66            2        8,559
     Maturing after 5 years but within 10 years            20           --           --           20
     Maturing after 10 years                              857            6            9          854
State & Political Subdivision
     Maturing after 5 years but within 10 years         2,192           --           --        2,192
                                                     --------     --------     --------     --------
        Total held to maturity                       $ 39,048     $     79     $     22     $ 39,105
                                                     --------     --------     --------     --------
Total investment securities                          $130,357     $    263     $     34     $130,586
                                                     ========     ========     ========     ========

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:


                                        Three months ended June 30,           Six months ended June 30,
In thousands                                1998              1997              1998              1997
-------------------------------          -------           -------           -------           -------
   Beginning balance                     $ 4,201           $ 4,313           $ 4,223           $ 4,372
   Provision charged to expense               24                --                41                --
   Loans charged off                         (21)             (155)              (90)             (243)
   Recoveries                                 24                45                54                74
                                         -------           -------           -------           -------

   Ending balance                        $ 4,228           $ 4,203           $ 4,228           $ 4,203
                                         =======           =======           =======           =======


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

Management believes that the allowance for credit losses at June 30, 1998 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

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

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:

                                                     June 30,      December 31,
In thousands                                           1998            1997
-------------------------------------------          ------          ------
Past due 90 days or more and still accruing
   Real estate                                       $   --          $    6
   Commercial                                         1,089              73
   Installment and other                                  1              --
                                                     ------          ------
                                                      1,090              79
                                                     ------          ------
Nonaccrual:
   Real estate                                          706             628
   Commercial                                           244             188
   Installment and other                                 --              --
                                                     ------          ------
                                                        950             816
                                                     ------          ------
Total nonperforming loans                            $2,040          $  895
                                                     ======          ======
Other real estate owned                              $   --          $  105
                                                     ======          ======


4. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $101,697,000 and standby letters of credit of $1,363,000 at June 30, 1998. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1998.

Approximately $17,657,000 of loan commitments outstanding at June 30, 1998 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Banks evaluate each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

5. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (4,820,000 and 4,813,000 for the three and six month periods ended June 30, 1998, and 4,774,000 and 4,746,000 for the three and six month periods ended June 30, 1997, respectively). Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (472,000 and 419,000 for the three and six month periods ended June 30, 1998 and 428,000 and 402,000 for the three and six month periods ended June 30, 1997, respectively).

6. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1998, Central Coast Bancorp adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. Central Coast Bancorp's total comprehensive earnings were as follows:

                                                  Three Months Ended June 30,       Six Months Ended June 30,
In thousands                                          1998            1997            1998            1997
--------------------------------------------         ------          ------          ------          ------

Net Earnings                                         $1,709          $1,608          $3,223          $3,059
Other comprehensive income - Net unrealized
     gain on available-for-sale securities              230              95             115              43
                                                     ------          ------          ------          ------

Total comprehensive earnings                         $1,939          $1,703          $3,338          $3,102
                                                     ======          ======          ======          ======


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective in the third quarter of 1999, with earlier application permitted. Adoption of this statement will not significantly impact the Company's consolidated financial position, results of operations or cash flows.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Banks.

Business Organization

Central Coast Bancorp (the "Company") is a California corporation organized in 1994, and is the parent company for Bank of Salinas and Cypress Bank, state-chartered banks, headquartered in Salinas and Seaside, California, respectively (the "Banks"). Other than its investment in the Banks, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the "FRB"), the Company's principal regulator.

The Banks offer a full range of commercial banking services, including a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in the Salinas Valley and Monterey Peninsula.

Summary of Financial Results

At June 30, 1998, total assets of Central Coast Bancorp were $501,880,000, an increase of $4,206,000 or 0.8% from December 31, 1997 total assets of $497,674,000. Average total assets for the quarters ended June 30, 1998 and 1997 were $490,747,000 and $447,386,000, respectively.

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

Net loans at June 30, 1998 were $267,778,000 compared to $251,271,000 at
December 31, 1997, an increase of $16,507,000 or 6.6%. The increase in loan balances is primarily the result of decreases in commercial loan categories offset by increases in term real estate loan categories. Commercial loans decreased $5,825,000 or 4.7% to $118,889,000 at June 30, 1998 from $124,714,000 at December 31, 1997. The decrease in commercial loan balances is primarily due to seasonal fluctuation related to the agribusiness sector of the local economy.

Offsetting this decrease, was an increase in term real estate, real estate construction and land development loans. Real estate mortgage loan balances of $125,075,000 at June 30, 1998 represented an increase of $17,721,000 or 16.5%
over $107,354,000 at December 31, 1997. Real estate construction and land development loans of $20,939,000 at June 30, 1998 represented an increase of $6,294,000 or 43.0% from $14,645,000 at December 31, 1997.

The Company designated securities with an estimated market value of $113,013,000 as available-for-sale at June 30, 1998. The amortized cost of securities designated as available-for-sale on that date was $112,647,000. The available-for-sale portfolio at June 30, 1998 consisted primarily of U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) with maturities within five years and U.S. government-sponsored agencies mortgage backed securities with maturities greater than ten years. During the six months ended June 30, 1998, the Company made securities purchases of $72,237,000 to replace $51,081,000 of maturities and to more fully employ excess liquidity.

Securities designated as held-to-maturity at June 30, 1998 were carried at an amortized cost of $18,085,000. The estimated market value of the held-to-maturity portfolio at June 30, 1998 was $18,202,000. The held-to-maturity portfolio at June 30, 1998 consists primarily of U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies with maturities within five years. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's intent and ability to hold such securities to maturity. During the six months ended June 30, 1998, $20,959,000 held-to-maturity securities matured and were not replaced.

Other earning assets are comprised of Federal funds sold. Federal funds sold balances of $40,687,000 at June 30, 1998 represent a decrease of $24,019,000 over $64,706,000 at December 31, 1997. The decrease in federal funds sold primarily reflects the growth in the loan portfolio.

Total deposits were $450,803,000 at June 30, 1998 which represented an increase of $502,000 or 0.1% over balances of $450,301,000 at December 31, 1997. The increase in total deposits includes increases in all deposit categories, except noninterest bearing demand. Noninterest-bearing demand deposits were $112,819,000 at June 30, 1998 compared to $126,818,000 at December 31, 1997, a decrease of $13,999,000 or 11.0%. The decrease in noninterest bearing demand balances is partially due to seasonal fluctuation. Interest bearing demand balances increased $2,780,000 or 3.1% to $91,887,000 at June 30, 1998 from
$89,107,000 at December 31, 1997. Savings balances of $104,299,000 represent an increase of $4,551,000 or 4.6% from $99,748,000 at December 31, 1997. Time deposits increased $7,170,000 or 5.3% to $141,798,000 at June 30, 1998 from
$134,628,000 at December 31, 1997.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net income for the three months ended June 30, 1998 was $1,709,000 ($.36 basic and $.32 diluted earnings per share) compared to $1,608,000 ($.34 basic and $.31 diluted earnings per share) for the comparable period in 1997. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Banks' earnings. The components of net interest income are as follows:


                                                                   (Unaudited)
                                                             Three months ended June 30,
In thousands (except percentages)                  1998                                     1997
                                   -------------------------------     ----------------------------------
                                     Avg                      Avg        Avg                        Avg
                                   Balance     Interest      Yield     Balance       Interest      Yield
                                   -------     --------      -----     -------       --------      -----
ASSETS:
Earning Assets
  Loans (1)(2)                    $264,547     $  6,669      10.1%     $240,074      $  6,324      10.6%
  Investment Securities            133,792        2,027       6.1%      104,078         1,513       5.8%
  Fed Funds Sold                    43,119          585       5.4%       58,741           717       4.9%
                                  --------     --------                --------      --------
Total Earning Assets               441,458        9,281       8.4%      402,893         8,554       8.5%
                                               --------                              --------
Cash and due from banks             38,502                               34,577
Other assets                        10,787                                9,916
                                    ------                                -----
                                  $490,747                             $447,386
                                  ========                             ========

LIABILITIES & SHAREHOLDERS'
  EQUITY:
Interest bearing liabilities:
  Demand deposits                 $ 86,377     $    416       1.9%     $101,411      $    515       2.0%
  Savings                           97,424          925       3.8%       93,546           935       4.0%
  Time deposits                    148,518        2,074       5.6%      107,074         1,479       5.5%
  Other borrowings                      --           --       n/a        11,874            70       2.4%
                                  --------     --------                --------      --------

Total interest bearing
  liabilities                      332,319        3,415       4.1%      313,905         2,999       3.8%
                                               --------                              --------
Demand deposits                    108,111                               93,632
Other Liabilities                    4,036                                1,064
                                  --------                             --------
Total Liabilities                  444,466                              408,601
Shareholders' Equity                46,281                               38,785
                                  --------                             --------
                                  $490,747                             $447,386
                                  ========                             ========

Net interest income and
margin (net yield) (3)                         $  5,866       5.3%                   $  5,555       5.5%
                                               ========      ====                    ========       ====



1 Loan interest income includes fee income of $262,000 and $337,000 for the three month periods ended June 30, 1998 and 1997, respectively.
2 Includes the average allowance for loan losses of $4,206,000 and $4,276,000 and average deferred loan fees of $528,000 and $526,000 for the three months ended June 30, 1998 and 1997, respectively.
3 Net interest margin is computed by dividing net interest income by the total average earning assets.

Net interest income for the three months ended June 30, 1998 was $5,866,000 representing an improvement of $311,000 or 5.6% over $5,555,000 for the comparable period in 1997. The increase in net interest income is comprised of an increase of $727,000 or 8.5% in interest income partially offset by an increase in interest expense of $416,000 or 13.9%.

As a percentage of average earning assets, the net interest margin for the second quarter of 1998 was 5.3% and compares to 5.5% in the same period one year earlier. On average, the loan to deposit ratio of the Company increased to 61.0% in the second quarter of 1998 from 60.0% in the same period last year.

Interest income recognized in the three months ended June 30, 1998 was $9,281,000 representing an increase of $727,000 or 8.5% over $8,554,000 for the same period of 1997. The increase in interest income was primarily due to an increase in the volume of average earning assets. Earning assets averaged $441,458,000 in the three months ended June 30, 1998 compared to $402,893,000 in the same period in 1997, representing an increase of $38,565,000 or 9.6%. The increase in average earning assets included an increase in average loans of $24,473,000 or 10.2% and in investment securities of $29,714,000 or 28.5%, partially offset by a decrease of $15,622,000 or 26.6% in fed funds sold.

The average yield on interest earning assets decreased to 8.4% in the three months ended June 30, 1998 compared to 8.5% for the same period of 1997. The decrease in average yield is attributed to a decrease in the yield on average loans, net of the average allowance for loan losses and average deferred loan fees, to 10.1% for the three months ended June 30, 1998, from 10.6% for the same period in 1997. Included in the net yield on loans were fees of $262,000 and $337,000 for the three month periods ended June 30, 1998 and 1997, respectively. Partially offsetting this decrease, were increases in the average yield on investment securities and other earning assets to 6.1% and 5.4%, respectively, for the quarter ended June 30, 1998, from 5.8% and 4.9%, respectively, for the same period in the prior year.

Partially offsetting the increase in interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the three months ended June 30, 1998 was $3,415,000 and represented an increase of $416,000 or 13.9% over $2,999,000 for the comparable period in 1997. During the three months ended June 30, 1998, the average rate paid by the Banks on interest-bearing liabilities was 4.1% compared to 3.8% for the same period in 1997. The increase in interest expense for the second quarter of 1998 reflects an increase in the proportion of time deposits to total interest bearing liabilities to 44.7% in the second quarter of 1998 from 34.1% in the same period in 1997. Average interest bearing liabilities were $332,319,000 in the three months ended June 30, 1998 compared to $313,905,000 for the same period in 1997, an increase of $18,414,000 or 5.9%. Partially offsetting the impact on net interest income resulting from the increase in interest bearing liabilities was an increase in average noninterest bearing demand deposits. Average noninterest bearing demand deposits of $108,111,000 for the quarter ended June 30, 1998 represented an increase of $14,479,000 or 15.5% over $93,632,000 for the same period one year earlier.

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

Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $184,770,000. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgement, these loans are impaired, appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

The Company recorded a $24,000 provision for loan losses through a charge to earnings in the quarter ended June 30, 1998 and no provision was recorded during that period in 1997. The small amount of increase in the provision reflects the strengthening economy, continued strong credit performance and an increase in the rate of recovery of loan balances previously charged off. Loan balances of $21,000, which were previously identified and fully reserved for, were charged-off in the second quarter of 1998 compared to $155,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $24,000 for the quarter ended June 30, 1998 compared to $45,000 for the same period in 1997. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

At June 30, 1998 the allowance for credit losses was $4,228,000 or 1.55% of total loans, compared to $4,223,000 or 1.65% at December 31, 1997.

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

Noninterest Income and Expense

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $530,000 for the three months ended June 30, 1998 as compared to $420,000 for the same period of 1997. Noninterest income for the second quarter of 1998 represented an increase of 26.2% over the second quarter of 1997. The increase in noninterest income is primarily attributed to an increase in service charges on deposit accounts of $40,000 and mortgage referral fees of $46,000.

Noninterest expense increased $214,000 or 6.6% to $3,458,000 in the quarter ended June 30, 1998 from $3,244,000 in the same period one year earlier. The increase in noninterest expenses is primarily due to increases in salaries and benefits, and occupancy and equipment expense. As a percentage of average earning assets, other expenses, on an annualized basis, decreased to 3.1% in the three months ended June 30, 1998 from 3.2% in the comparable period of 1997.

Salary and benefits expense was $2,052,000 in the three months ended June 30, 1998 compared to $1,909,000 in the same period one year earlier, an increase of $144,000 or 7.5%. The increase in salary and benefits expense is primarily due to increased headcount related to the branch acquisition by Bank of Salinas during the first quarter of 1997.

Occupancy expense for the quarter ended June 30, 1998 was $273,000 and represented an increase of $36,000 or 15.2% over $237,000 for the same period last year. The increase in occupancy expense relates to the branch acquisition by Bank of Salinas during the first quarter of 1997 and the relocation of a Bank of Salinas branch during the second quarter of 1998.

Furniture and equipment expense for the first quarter of 1998 increased $26,000 or 12.4% to $235,000 from $209,000 for the same period last year. The increase in furniture and equipment expense is the result of a program for upgrading the Company's internal systems in addition to the impact of facilities moves and expansion by the Banks.

Other expenses increased $8,000 or 0.9% to $897,000 in the three months ended June 30, 1998 from $889,000 for the comparable period one year earlier. Increases in advertising and operating expenses were partially offset by decreases in loan and supplies expenses.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net income for the six months ended June 30, 1998 was $3,223,000 ($.67 basic and $.62 diluted earnings per share) compared to $3,059,000 ($.64 basic and $.59 diluted earnings per share) for the comparable period in 1997. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Banks' earnings. The components of net interest income are as follows:

                                                                          (Unaudited)
                                                                     Six months ended June 30,
In thousands (except percentages)                        1998                                          1997
                                          ----------------------------------         ------------------------------------------
                                            Avg                         Avg            Avg                                Avg
                                          Balance         Interest     Yield         Balance             Interest        Yield
                                          -------         --------     -----         -------             --------        -----
ASSETS:
Earning Assets
  Loans (1)(2)                         $    255,039      $   12,936     10.2%       $   235,820          $   12,256       10.5%
  Investment Securities                     127,682           3,807      6.0%            91,480               2,623        5.8%
  Fed Funds Sold                             56,590           1,530      5.5%            49,022               1,307        5.4%
                                       ------------      ----------                 -----------          ----------
Total Earning Assets                        439,311          18,273      8.4%           376,322              16,186        8.7%
                                                         ----------                                      ----------
Cash and due from banks                      38,112                                      30,801
Other assets                                 10,446                                       9,202
                                       ------------                                 -----------
                                       $    487,869                                 $   416,325
                                       ============                                 ===========

LIABILITIES & SHAREHOLDERS'
  EQUITY:
Interest bearing liabilities:
  Demand deposits                     $      86,486    $        837      2.0%      $     94,141        $        952        2.0%
  Savings                                    98,492           1,867      3.8%            93,075               1,861        4.0%
  Time deposits                             145,289           4,046      5.6%            99,743               2,726        5.5%
  Other borrowings                               --              --      n/a              3,420                  72        4.2%
                                       ------------      ----------                 -----------          ----------
Total interest bearing
  liabilities                               330,267           6,750      4.1%           290,379               5,611        3.9%
                                                         ----------                                      ----------
Demand deposits                             108,344                                      86,057
Other Liabilities                             3,705                                       2,051
                                       ------------                                 -----------
Total Liabilities                           442,316                                     378,487
Shareholders' Equity                         45,553                                      37,838
                                       ------------                                 -----------
                                       $    487,869                                 $   416,325
                                       ============                                 ===========
Net interest income and
margin (net yield) (3)                                   $   11,523      5.3%                            $   10,575        5.7%
                                                         ==========      ===                             ==========        ===

1 Loan interest income includes fee income of $506,000 and $613,000 for the six month periods ended June 30, 1998 and 1997, respectively.
2 Includes the average allowance for loan losses of $4,207,000 and $4,318,000 and average deferred loan fees of $538,000 and $586,000 for the six months ended June 30, 1998 and 1997, respectively.
3 Net interest margin is computed by dividing net interest income by the total average earning assets.

Net interest income for the six months ended June 30, 1998 was $11,528,000 representing an improvement of $948,000 or 9.0% over $10,575,000 for the comparable period in 1997. The increase in net interest income is comprised of an increase of $2,087,000 or 12.9% in interest income partially offset by an increase in interest expense of $1,139,000 or 20.3%.

As a percentage of average earning assets, the net interest margin for the first half of 1998 was 5.3% and compares to 5.7% in the same period one year earlier. On average, the loan to deposit ratio of the Company decreased to 59.1% in the first half of 1998 from 63.8% in the same period last year.

Interest income recognized in the six months ended June 30, 1998 was $18,273,000 representing an increase of $2,087,000 or 12.9% over $16,186,000 for the same period of 1997. The increase in interest income was primarily due to an increase in the volume of average earning assets. Earning assets averaged $439,311,000 in the six months ended June 30, 1998 compared to $376,322,000 in the same period in 1997, representing an increase of $62,989,000 or 16.7%. The increase in average earning assets included an increase in average loans of $19,219,000 or 8.1% and increases in investment securities and fed funds sold of $36,202,000 and $7,568,000 or 39.6% and 15.4%, respectively.

The average yield on interest earning assets decreased to 8.4% in the six months ended June 30, 1998 compared to 8.7% for the same period of 1997. The decrease in average yield is attributed to a decrease in the proportion of loans to total earning assets to 58.1% in the first half of 1998 from 62.7% in the same period in 1997. Loan fees recognized during the six months ended June 30, 1998 were $506,000 compared to $613,000 one year earlier.

Partially offsetting the increase in interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the six months ended June 30, 1998 was $6,750,000 and represented an increase of $1,139,000 or 20.3% over $5,611,000 for the comparable period in 1997. During the six months ended June 30, 1998, the average rate paid by the Banks on interest-bearing liabilities was 4.1% compared to 3.9% for the same period in 1997. The increase in interest expense for the first half of 1998 reflects an increase in the proportion of time deposits to total interest bearing liabilities to 44.0% in the first half of 1998 from 34.3% in the same period in 1997. Average interest bearing liabilities were $330,267,000 in the six months ended June 30, 1998 compared to $290,379,000 for the same period in 1997, an increase of $39,888,000 or 13.7%. Partially offsetting the impact on net interest income resulting from the increase in interest bearing liabilities was an increase in average noninterest bearing demand deposits. Average noninterest bearing demand deposits of $108,344,000 for the six months ended June 30, 1998 represented an increase of $22,287,000 or 25.9% over $86,057,000 for the same period one year earlier.


Provision for Credit Losses

The Company recorded a $41,000 provision for loan losses through a charge to earnings in the six months ended June 30, 1998 and no provision was recorded during that period in 1997. The small amount of increase in the provision reflects the strengthening economy, continued strong credit performance and an increase in the rate of recovery of loan balances previously charged off. Loan balances of $90,000, which were previously identified and fully reserved for, were charged-off in the first two quarters of 1998 compared to $243,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $54,000 for the two quarters ended June 30, 1998 compared to $74,000 for the same period in 1997. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

Noninterest Income and Expense

Total other income was $924,000 for the six months ended June 30, 1998 as compared to $806,000 for the same period of 1997. Noninterest income for the first two quarters of 1998 represented an increase of 14.6% over that for 1997. The increase in noninterest income is primarily attributed to an increase in service charges on deposit accounts of $109,000 and mortgage referral fees of $52,000 offsetting nonrecurring revenues in the prior year.

Noninterest expense increased $717,000 or 11.6% to $6,910,000 in the two quarters ended June 30, 1998 from $6,193,000 in the same period one year earlier. The increase in noninterest expenses is primarily due to increases in salaries and benefits, and occupancy and equipment expense. As a percentage of average earning assets, other expenses, on an annualized basis, decreased to 3.2% in the six months ended June 30, 1998 from 3.3% in the comparable period of 1997.

Salary and benefits expense was $4,208,000 in the six months ended June 30, 1998 compared to $3,742,000 in the same period one year earlier, an increase of $466,000 or 12.5%. The increase in salary and benefits expense is primarily due to increased headcount related to the branch acquisition by Bank of Salinas during the first quarter of 1997.

Occupancy expense for the two quarters ended June 30, 1998 was $492,000 and represented an increase of $51,000 or 11.6% over $441,000 for the same period last year. The increase in occupancy expense relates to the branch acquisition by Bank of Salinas during the first quarter of 1997 and the relocation of a branch by Bank of Salinas during the second quarter of 1998.

Furniture and equipment expense for the first two quarters of 1998 increased $43,000 or 11.1% to $430,000 from $387,000 for the same period last year. The increase in furniture and equipment expense is the result of a program for upgrading the Company's internal systems in addition to the impact of facilities moves and expansion by the Banks.

Other expenses increased $157,000 or 9.7% to $1,780,000 in the six months ended June 30, 1998 from $1,623,000 for the comparable period one year earlier. The increase in other expenses is comprised of increases in advertising and operating expenses and amortization of intangibles. Partially offsetting these increases were decreases in loan expenses and stationery and supplies.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Banks assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 1998, were approximately $101,697,000 and $1,363,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans held for sale. On June 30, 1998, consolidated liquid assets totaled $128 million or 25.7% of total assets as compared to $164.2 million or 33.0% of total consolidated assets on December 31, 1997. In addition to liquid assets, the Banks maintain lines of credit with correspondent banks for up to $20,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. In addition, it has been the Company's policy to restrict average maturities in the investment portfolio to not more than three years. The short-term repricing characteristics of the loan and investment portfolios, and loan agreements which generally require monthly interest payments, provide the Banks with additional secondary sources of liquidity. Another key liquidity ratio is the ratio of gross loans to total deposits, which was 60.5% at June 30, 1998 and 56.9% at December 31, 1997.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Banks' earning assets and interest-bearing liabilities at June 30, 1998, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

June 30, 1998
In thousands (except ratios)

                                                               Over three
Assets and Liabilities                          Next day       months and       Over one
  which Mature or                              and within        within         and within        Over
   Reprice                   Immediately      three months       one year       five years      five years        Total
------------------------      ---------        ---------        ---------        ---------       ---------       ---------
Interest earning assets:
Federal funds sold            $  40,687        $      --        $      --        $      --       $      --       $  40,687
Investment securities                 4            7,999           14,015           81,199           27,881        131,098
Loans, excluding
   nonaccrual loans
   and overdrafts                14,911          174,834           16,202           61,565           7,650         275,162
                              ---------        ---------        ---------        ---------       ---------       ---------
Total                         $  55,602        $ 182,833        $  30,217        $ 142,764       $  35,531       $ 446,947
                              =========        =========        =========        =========       =========       =========
Interest bearing
   liabilities:
Interest bearing demand       $  91,887        $      --        $      --        $      --       $      --       $  91,887
Savings                         104,299               --               --               --              --         104,299
Time certificates                    83           49,464           73,790           18,418              43         141,798
Other Borrowings                     --               --               --               --              --              --
                              ---------        ---------        ---------        ---------       ---------       ---------
Total                         $ 196,269        $  49,464        $  73,790        $  18,418       $      43       $ 337,984
                              =========        =========        =========        =========       =========       =========
Interest rate
   sensitivity gap            $(140,667)       $ 133,369        $ (43,573)       $ 124,346       $  35,488
Cumulative interest
   rate sensitivity gap       $(140,667)       $  (7,298)       $ (50,871)       $  73,475       $ 108,963
Ratios:
Interest rate
   sensitivity gap                 0.28             3.07             0.41             7.75           826.30
Cumulative interest
   rate sensitivity gap            0.28             0.97             0.84             1.22            1.32
                              ---------        ---------        ---------        ---------       ---------

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

CAPITAL RESOURCES

The Company's total shareholders' equity was $47,186,000 at June 30, 1998 compared to $43,724,000 at December 31, 1997.

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

The following table shows the Company's actual capital amounts and ratios at June 30, 1998 and December 31, 1997 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                                        For Capital
                                                                        Actual                      Adequacy Purposes:
                                                               -----------------------           -----------------------
                                                               Amount            Ratio           Amount            Ratio
                                                               ------            -----           ------            -----
AS OF JUNE 30, 1998
Total Capital (to Risk Weighted Assets):                         49,517,000        15.6%           25,468,000         8.0%
Tier 1 Capital (to Risk Weighted Assets):                        45,514,000        14.3%           12,734,000         4.0%
Tier 1 Capital (to Average Assets):                              45,514,000         9.2%           19,897,000         4.0%

AS OF DECEMBER 31, 1997
Total Capital (to Risk Weighted Assets):                         45,782,000        15.2%           24,046,000         8.0%
Tier 1 Capital (to Risk Weighted Assets):                        41,968,000        14.0%           12,023,000         4.0%
Tier 1 Capital (to Average Assets):                              41,968,000         9.6%           17,570,000         4.0%

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


OTHER MATTERS

Year 2000

As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., "95""is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value these systems will be able to accurately process. This is not just a banking problem, as corporations around the world and in all industries are similarly impacted. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Also, the Company has put procedures in place to inquire whether the system of key borrowers are year 2000 compliant. However, there can be no assurance that problems will not arise which could have such an adverse impact due, among other matters, to the complexities involved in computer programming related to resolution of Year 2000 problems and the fact that the systems of other companies on which Central Coast Bancorp and its subsidiaries, Bank of Salinas and Cypress Bank, may rely must also be corrected on a timely basis. Delays, mistakes or failures in correcting Year 2000 system problems by such other companies could have a significant adverse impact upon Central Coast Bancorp and its subsidiaries, Bank of Salinas and Cypress Bank, and their ability to mitigate the risk of adverse impact of Year 2000 problems for their customers. At present, the Company does not have an estimate of the total cost of evaluating and fixing any potential year 2000 problems.


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

                THE ANNUAL MEETING OF THE SHAREHOLDERS WAS HELD ON MAY 21, 1998.


                  PROPOSAL NO. 1: ELECTION OF DIRECTORS
                                                     Number of Affirmative Votes
                                                     ---------------------------
                  C. EDWARD BOUTONNET                3,034,879
                  BRADFORD G. CRANDALL               3,031,687
                  ALFRED P. GLOVER                   3,044,359
                  RICHARD C. GREEN                   3,035,481
                  MICHAEL T. LAPSYS                  3,036,537
                  DUNCAN L. McCARTER                 3,036,537
                  ROBERT M. MRAULE, D.D.S., M.D.     3,035,437
                  LOUIS M. SOUZA                     3,032,411
                  MOSE E. THOMAS, JR.                3,046,493
                  NICK VENTIMIGLIA                   3,050,434

                                    Number of                 Number of                 Number of Shares
                                    Votes Cast For            Votes Cast Against        Indicated As Abstentions
                                    --------------            ------------------        ------------------------

                  PROPOSAL NO. 2:  APPROVAL OF DELOITTE & TOUCHE LLP
                           AS INDEPENDENT PUBLIC ACCOUNTANTS FOR THE
                           1998 FISCAL YEAR.

                                       2,973,082                      52,447                     58,102

                TOTAL NUMBER OF SHARES FOR WHICH PROXIES HAVE BEEN RECEIVED:
                    3,084,716

Item 5.   Other information.

                  None.

Item 6.   Exhibits and reports on Form 8-K.

                  (a)       Exhibits

                           (10.20) Lease agreement dated April 16, 1998, related
                                 to Cypress Bank Plaza, Marina, California

                           (27.1)  Financial Data Schedules

                           Reports on Form 8-K - None

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


July 31, 1998                               CENTRAL COAST BANCORP


                                            By:  \s\JAYME C. FIELDS
                                               ---------------------------------
                                                 Jayme C. Fields, Controller
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number              Description                                                   Page
------              -----------                                                   ----
10.20               Lease Agreement Dated April 16, 1998,                          28
                    related to Cypress Bank Plaza, Marina, California

27.1                Financial Data Schedule                                        61