Form 10-Q
period 1998-09-30
CENTRAL COAST BANCORP
filed 1998-11-13
CIK 921085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      September 30, 1998 .
                                   ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to
                               ----------    ----------

                          Commission File No. 0-25418 .
                                             ----------

                              CENTRAL COAST BANCORP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                        77-0367061
----------------------------------                    --------------------------
  (State or other jurisdiction of                      (IRS Employer ID Number)
  incorporation or organization)


  301 Main Street, Salinas, California                           93901
-----------------------------------------             --------------------------
 (Address of principal executive offices)                     (Zip code)


                                (831) 422-6642
                         --------------------------------
                         (Registrant's telephone number,
                              including area code)

                                 not applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

 No par value Common Stock - 4,913,970 shares outstanding at October 29, 1998.

                                  Page 1 of 30
                 The Index to the Exhibits is located at Page 30

                                            PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
                                        CENTRAL COAST BANCORP AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                               September 30, 1998           December 31, 1997
------------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks                                                            $40,827,000                  $39,891,000
  Federal funds sold                                                                  47,507,000                   64,706,000
------------------------------------------------------------------------------------------------------------------------------
    Total cash and equivalents                                                        88,334,000                  104,597,000
  Securities:
    Available-for-sale                                                               109,002,000                   91,481,000
    Held-to-maturity                                                                           -                   39,048,000
    (Market value: $39,105,000 at December 31, 1997)

  Loans held for sale                                                                  4,523,000                    1,331,000
  Loans:
    Commercial                                                                       129,101,000                  124,714,000
    Real estate-construction                                                          21,887,000                   14,645,000
    Real estate-other                                                                132,522,000                  107,354,000
    Installment                                                                       10,199,000                    9,349,000
------------------------------------------------------------------------------------------------------------------------------
    Total loans                                                                      293,709,000                  256,062,000
    Allowance for credit losses                                                      (4,346,000)                  (4,223,000)
    Deferred loan fees, net                                                            (628,000)                    (568,000)
------------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                          288,735,000                  251,271,000
------------------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                          2,434,000                    2,001,000
  Accrued interest receivable and other assets                                         6,644,000                    7,945,000
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $499,672,000                 $497,674,000
==============================================================================================================================
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                                     $113,299,000                 $126,818,000
    Demand, interest bearing                                                          94,079,000                   89,107,000
    Savings                                                                          101,678,000                   99,748,000
    Time                                                                             136,191,000                  134,628,000
------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                   445,247,000                  450,301,000
  Accrued interest payable and other liabilities                                       4,794,000                    3,649,000
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    450,041,000                  453,950,000
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 4)
Shareholders Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 30,000,000 shares;
    issued and outstanding: 4,903,970 shares at September 30,
    1998 and 4,368,469 shares at December 31, 1997                                    41,195,000                   31,644,000
  Retained earnings                                                                    7,772,000                   11,979,000
  Accumulated other comprehensive income - Net unrealized
    gain (loss) on available-for-sale securities, net of tax                             664,000                      101,000
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                                  49,631,000                   43,724,000
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                          $499,672,000                 $497,674,000
==============================================================================================================================
See Notes to Consolidated Condensed Financial Statements




                                        CENTRAL COAST BANCORP AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                               Three Months Ended September 30,           Nine Months Ended September 30,
                                                1998                 1997                  1998                   1997
------------------------------------------------------------------------------------------------------------------------------

Interest Income
   Loans (including fees)                     $  7,040,000         $  6,309,000          $  19,976,000         $   18,565,000
   Investment securities                         1,853,000            1,612,000              5,660,000              4,235,000
   Other                                           690,000              816,000              2,220,000              2,123,000
------------------------------------------------------------------------------------------------------------------------------
       Total interest income                     9,583,000            8,737,000             27,856,000             24,923,000
------------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Interest on deposits                          3,358,000            3,105,000             10,109,000              8,644,000
   Other
                                                         -               20,000                      -                 92,000
------------------------------------------------------------------------------------------------------------------------------
       Total interest expense                    3,358,000            3,125,000             10,109,000              8,736,000
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                              6,225,000            5,612,000             17,747,000             16,187,000
Provision for Credit Losses                                                                                                 -
                                                    40,000                    -                 81,000
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income after
   Provision for Credit Losses                   6,185,000            5,612,000             17,666,000             16,187,000
------------------------------------------------------------------------------------------------------------------------------

Other Income                                       490,000              428,000              1,415,000              1,234,000
------------------------------------------------------------------------------------------------------------------------------

Other Expenses
   Salaries and benefits                         2,074,000            1,926,000              6,281,000              5,668,000
   Occupancy                                       222,000              213,000                714,000                654,000
   Furniture and equipment                         241,000              205,000                671,000                592,000
   Other                                           777,000              856,000              2,558,000              2,479,000
------------------------------------------------------------------------------------------------------------------------------
       Total other expenses                      3,314,000            3,200,000             10,224,000              9,393,000
------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                       3,361,000            2,840,000              8,857,000              8,028,000
Provision for Income Taxes                       1,391,000            1,155,000              3,664,000              3,284,000
==============================================================================================================================
       Net Income                             $  1,970,000         $  1,685,000         $    5,193,000        $     4,744,000
==============================================================================================================================

Basic Earnings per Share                           $  0.41             $   0.35                $  1.08                $  1.00
Diluted Earnings per Share                         $  0.38             $   0.32                $  0.99                $  0.91
==============================================================================================================================
See Notes to Consolidated Condensed Financial Statements




                                        CENTRAL COAST BANCORP AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                          1998                        1997
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operations:
   Net income                                                                    $  5,193,000                $  4,744,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for credit losses                                                       81,000                           -
     Net gain on sale of fixed assets                                                  (1,000)                    (11,000)
     Depreciation                                                                     414,000                     378,000
     Amortization and accretion                                                        22,000                    (218,000)
     Loss on other real estate owned                                                        -                      17,000
     (Increase) decrease in accrued interest receivable and other assets              721,000                  (1,300,000)
     Increase in accrued interest payable and other liabilities                     1,269,000                   2,142,000
     Increase (decrease) in deferred loan fees                                         60,000                     (82,000)
--------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operations                                              7,759,000                   5,670,000
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Net decrease in interest-bearing
     deposits in financial institutions                                                     -                     999,000
   Purchases of investment securities                                             (72,512,000)               (103,288,000)
   Proceeds from maturities
     of investment securities                                                      95,160,000                  69,026,000
   Net change in loans held for sale                                               (3,192,000)                   (229,000)
   Net increase in loans                                                          (37,605,000)                 (4,852,000)
   Proceeds from sale of other real estate owned                                            -                     709,000
   Proceeds from sale of fixed assets                                                   1,000                      11,000
   Capital expenditures                                                              (847,000)                 (1,138,000)
--------------------------------------------------------------------------------------------------------------------------
       Net cash used by in investing activities                                   (18,995,000)                (38,762,000)
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net increase (decrease) in deposit accounts                                    (5,054,000)                  76,924,000
   Net increase (decrease) in short-term borrowings                                 (124,000)                   2,500,000
   Proceeds from sale of stock                                                       163,000                      360,000
   Fractional shares repurchased                                                     (12,000)                      (8,000)
--------------------------------------------------------------------------------------------------------------------------
       Net cash provided(used) by financing activities                            (5,027,000)                  79,776,000
--------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and equivalents                               (16,263,000)                  46,684,000
Cash and equivalents, beginning of period                                        104,597,000                   60,657,000
--------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                               $88,334,000                $107,341,000
==========================================================================================================================

Other Cash Flow Information:
   Interest paid                                                                $   9,762,000               $   7,913,000
   Income taxes paid                                                                3,210,000                   1,615,000
==========================================================================================================================
See Notes to Consolidated Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         September 30, 1998 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1998 and December 31, 1997, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 may not necessarily be indicative of the operating results for the full year.

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




The carrying value and approximate market value of securities at September 30, 1998 and December 31, 1997 are as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                    Amortized     Unrealized   Unrealized         Market
In thousands                                                             Cost           Gain       Losses          Value
-------------------------------------------------------------------------------------------------------------------------
September 30, 1998
Available for sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                                         $  19,989      $      93     $      -     $   20,082
     Maturing after 1 year but within 5 years                          60,686            572            -         61,258
     Maturing after 10 years                                           25,017            457            -         25,474
State & Political Subdivision
     Maturing after 5 years  but within 10 years                        2,180              4            -          2,184
Other                                                                       4              -            -              4
-------------------------------------------------------------------------------------------------------------------------
Total investment securities                                         $ 107,876      $   1,126     $      -     $  109,002
=========================================================================================================================

December 31, 1997
Available for sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                                         $  32,861      $       -     $      5     $   32,856
     Maturing after 1 year but within 5 years                          48,410            184            7     $   48,587
Bankers' Acceptances
     Maturing within 1 year                                            10,034              -            -         10,034
Other                                                                       4              -            -              4
-------------------------------------------------------------------------------------------------------------------------
      Total available for sale                                      $  91,309      $     184     $      -     $   91,481
-------------------------------------------------------------------------------------------------------------------------
Held to maturity securities:
U.S. Treasury and agency securities
     Maturing within 1 year                                         $  27,484      $       7     $     11     $   27,480
     Maturing after 1 year but within 5 years                           8,495             66            2          8,559
     Maturing after 5 years but within 10 years                            20              -            -             20
     Maturing after 10 years                                              857              6            9            854
State & Political Subdivision
     Maturing after 5 years but within 10 years                         2,192              -            -          2,192
-------------------------------------------------------------------------------------------------------------------------
        Total held to maturity                                      $  39,048     $       79      $    22     $   39,105
-------------------------------------------------------------------------------------------------------------------------
Total investment securities                                         $ 130,357     $      263      $    34     $  130,586
=========================================================================================================================


3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:


-------------------------------------------------------------------------------------------------------------------
                                             Three months ended                          Nine months ended
                                                September 30,                              September 30,
In thousands                                  1998             1997                      1998            1997
-------------------------------------------------------------------------------------------------------------------
   Beginning balance                        $     4,228     $     4,203                $     4,223     $     4,372
   Provision charged to expense                      40               -                         81               -
   Loans charged off                                 (4)           (174)                       (94)           (417)
   Recoveries                                        82              79                        136             153
-------------------------------------------------------------------------------------------------------------------
   Ending balance                           $     4,346     $     4,108                $     4,346     $     4,108
===================================================================================================================

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

Management believes that the allowance for credit losses at September 30, 1998 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

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

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:

-----------------------------------------------------------------------------
                                             September 30,      December 31,
In thousands                                    1998              1997
-----------------------------------------------------------------------------
Past due 90 days or more and still accruing
   Real estate                                $        -        $         6
   Commercial                                         73                 73
   Installment and other                               -                  -
-----------------------------------------------------------------------------
                                                      73                 79
-----------------------------------------------------------------------------
Nonaccrual:
   Real estate                                       706                628
   Commercial                                        312                188
   Installment and other                               6                  -
-----------------------------------------------------------------------------
                                                   1,024                816
-----------------------------------------------------------------------------
Total nonperforming loans                     $    1,097        $       895
=============================================================================
Other real estate owned                       $        -        $       105
=============================================================================

4. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $117,192,000 and standby letters of credit of $1,603,000 at September 30, 1998. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1998.

Approximately $20,198,000 of loan commitments outstanding at September 30, 1998 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized.

5. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (4,842,000 and 4,823,000 for the three and nine month periods ended September 30, 1998, and 4,795,000 and 4,763,000 for the three and nine month periods ended September 30, 1997, respectively). Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (393,000 and 412,000 for the three and nine month periods ended September 30, 1998 and 443,000 and 423,000 for the three and nine month periods ended September 30, 1997, respectively).

6. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1998, Central Coast Bancorp adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. Central Coast Bancorp's total comprehensive earnings were as follows:

------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
In thousands                                        1998             1997                1998            1997
------------------------------------------------------------------------------------------------------------------
Net Earnings                                       $     1,970     $     1,685        $     5,193     $     4,744
Other comprehensive gain - Net unrealized
     gain on available-for-sale securities                 448              89                563             132
------------------------------------------------------------------------------------------------------------------
Total comprehensive earnings                       $     2,418     $     1,774        $     5,756     $     4,876
==================================================================================================================

Effective July 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In connection with the adoption of SFAS 133 the Company reclassified certain securities with an amortized cost of $18,085,000 and a fair value of $18,202,000 from held-to-maturity to available-for-sale. Adoption of this statement did not have any other impact on the Company's consolidated financial position and had no impact on the Company's results of operations or cash flows.

7. STOCK DIVIDEND

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

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in the operating market areas of the Company and the Banks; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) effects of Year 2000 problems discussed herein. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Banks.


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

Summary of Financial Results

At September 30, 1998, total assets of Central Coast Bancorp were $499,672,000, an increase of $1,998,000 or 0.4% from December 31, 1997 total assets of $497,674,000. Average total assets for the quarters ended September 30, 1998 and 1997 were $503,059,000 and $454,245,000, respectively.

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

Net loans at September 30, 1998 were $288,735,000 compared to $251,271,000 at December 31, 1997, an increase of $37,464,000 or 14.9%. The increase in loan balances is primarily the result of significant increases in term real estate loan categories, in addition to increases in real estate construction and commercial loans. Term real estate loans increased $25,168,000 or 23.4% to $132,522,000 at September 30, 1998 from $107,354,000 at December 31, 1997. The increase in term real estate loan balances is primarily due to favorable economic conditions spurring business expansion and refinancing activities.

Enhancing this increase, was an increase in commercial and real estate construction and land development loans. Commercial loan balances of $129,101,000 at September 30, 1998 represented an increase of $4,387,000 or 3.5% over $124,714,000 at December 31, 1997. Real estate construction and land development loans of $21,887,000 at September 30, 1998 represented an increase of $7,242,000 or 49.5% from $14,645,000 at December 31, 1997 due to the success of key marketing strategies capturing the benefit of favorable economic conditions.

The Company designated securities with an estimated market value of $109,002,000 as available-for-sale at September 30, 1998. The amortized cost of securities designated as available-for-sale on that date was $107,876,000. The available-for-sale portfolio at September 30, 1998 consisted primarily of U.S. Treasury bills and notes and securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) with maturities within five years and U.S. government-sponsored agencies mortgage backed securities with maturities greater than ten years. During the nine months ended September 30, 1998, the Company made securities purchases of $72,512,000 to replace $68,989,000 of maturities and to more fully employ excess liquidity. During the nine months ended September 30, 1998, $26,171,000 held-to-maturity securities matured and $18,085,000 were transferred to available-for-sale.

Other earning assets are comprised of Federal funds sold. Federal funds sold balances of $47,507,000 at September 30, 1998 represent a decrease of $17,199,000 over $64,706,000 at December 31, 1997. The decrease in federal funds sold primarily reflects the growth in the loan portfolio.

Total deposits were $445,247,000 at September 30, 1998 which represented an decrease of $5,054,000 or 1.1% over balances of $450,301,000 at December 31, 1997. The decrease in total deposits includes increases in all deposit categories, except noninterest bearing demand. Noninterest-bearing demand deposits were $113,299,000 at September 30, 1998 compared to $126,818,000 at December 31, 1997, a decrease of $13,519,000 or 10.7%. The decrease in noninterest bearing demand balances is partially due to seasonal fluctuation. Interest bearing demand balances increased $4,972,000 or 5.6% to $94,079,000 at September 30, 1998 from $89,107,000 at December 31, 1997. Savings balances of $101,678,000 represent an increase of $1,930,000 or 1.9% from $99,748,000 at
December 31, 1997. Time deposits increased $1,563,000 or 1.2% to $136,191,000 at September 30, 1998 from $134,628,000 at December 31, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net income for the three months ended September 30, 1998 was $1,970,000 ($.41 basic and $.38 diluted earnings per share) compared to $1,685,000 ($.35 basic and $.32 diluted earnings per share) for the comparable period in 1997. The following discussion highlights changes in certain items in the consolidated condensed statements of income.


Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Banks' earnings. The components of net interest income are as follows:

                                                                    (Unaudited)
                                                          Three months ended September 30,
In thousands (except percentages)                    1998                                       1997
-------------------------------------------------------------------------------------------------------------------
                                        Avg                     Avg               Avg                       Avg
                                      Balance       Interest    Yield            Balance       Interest     Yield
-------------------------------------------------------------------------------------------------------------------
Assets:
Earning Assets
  Loans (1)(2)                         $ 281,126      $7,040     9.9%           $ 240,882       $6,309     10.4%
  Investment Securities                  122,148       1,853     6.0%             108,777        1,612      5.9%
  Other                                   50,015         690     5.5%              58,938          816      5.5%
                                       ---------      ------    -----           ---------       ------     -----
Total Earning Assets                     453,289       9,583     8.4%             408,597        8,737      8.5%
                                                      ------                                    ------
Cash and due from banks                   39,311                                   35,679
Other assets                              10,459                                    9,969
                                       ---------                                ---------
                                       $ 503,059                                $ 454,245
                                       =========                                =========
Liabilities & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                      $  90,110      $  445     2.0%           $  92,604       $  465      2.0%
  Savings                                103,828         997     3.8%              95,152          971      4.0%
  Time deposits                          139,847       1,916     5.4%             119,178        1,669      5.6%
  Other borrowings                             -           -      n/a               1,740           20      4.6%
                                       ---------      ------    -----           ---------       ------     -----
Total interest bearing
  liabilities                            333,785       3,358     4.0%             308,674        3,125      4.0%
Demand deposits                          116,278                                  101,386
Other Liabilities                          4,554                                    3,361
                                       ---------                                ---------
Total Liabilities                        454,617                                  413,421
Shareholders' Equity                      48,442                                   40,824
                                       ---------                                ---------
                                       $ 503,059                                $ 454,245
                                       =========                                =========
Net interest income and
margin (net yield) (3)                                $6,225     5.4%                           $5,612      5.4%
--------------------------------------------------    ======    ======                          ======     =====

1   Loan interest income includes fee income of $241,000 and $225,000 for the three month periods ended
    September 30, 1998 and 1997, respectively.
2   Includes the average allowance for loan losses of $4,302,000 and $4,158,000 and average deferred loan fees of $622,000 and $537,000 for the three months ended September 30, 1998 and 1997, respectively.
3   Net interest margin is computed by dividing net interest income by the total average earning assets.

Net interest income for the three months ended September 30, 1998 was $6,225,000 representing an improvement of $613,000 or 10.9% over $5,612,000 for the comparable period in 1997. The increase in net interest income is comprised of an increase of $846,000 or 9.7% in interest income partially offset by an increase in interest expense of $233,000 or 7.5%.

As a percentage of average earning assets, the net interest margin for the third quarter of 1998 was 5.4% and compares to 5.4% in the same period one year earlier. On average, the loan to deposit ratio of the Company increased to 63.5% in the third quarter of 1998 from 59.9% in the same period last year.

Interest income recognized in the three months ended September 30, 1998 was $9,583,000 representing an increase of $846,000 or 9.7% over $8,737,000 for the same period of 1997. The increase in interest income was primarily due to an increase in the volume of average earning assets. Earning assets averaged $453,289,000 in the three months ended September 30, 1998 compared to $408,597,000 in the same period in 1997, representing an increase of $44,692,000 or 10.9%. The increase in average earning assets included an increase in average net loans of $40,244,000 or 16.7% and in investment securities of $13,371,000 or 12.3%, partially offset by a decrease of $8,923,000 or 15.1% in fed funds sold.

The average yield on interest earning assets decreased to 8.4% in the three months ended September 30, 1998 compared to 8.5% for the same period of 1997. Included in average yield is a decrease in the yield on average loans, net of the average allowance for loan losses and average deferred loan fees, to 9.9% for the three months ended September 30, 1998, from 10.4% for the same period in 1997. Included in the net yield on loans were fees of $241,000 and $225,000 for the three month periods ended September 30, 1998 and 1997, respectively. Partially offsetting this decrease, was an increase in the average yield on investment securities to 6.0%, for the quarter ended September 30, 1998, from 5.9%, for the same period in the prior year. The average yield on federal funds sold for the three months ended September 30, 1998, compared to that in 1997, remained unchanged.

The average cost of deposits of 4.0% for the three months ended September 30,1998 compares to 4.0% for the same period in 1997. The average cost of savings and time deposits decreased to 3.8% and 5.4% respectively, for the three month period ended September 30,1998 from 4.0% and 5.6% for the same period in the prior year. This decrease in rates was offset by an increase in the percentage of average time deposits included in total interest bearing liabilities. Average time deposits for the three months ended September 30,1998 represents 41.9% of the average total interest bearing liabilities for that period, compared to 38.6% for the same period in the prior year.

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

Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $202,363,000. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgement, these loans are impaired, appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

The Company recorded a $40,000 provision for loan losses through a charge to earnings in the quarter ended September 30, 1998 and no provision was recorded during the comparable period in 1997. The small amount of increase in the provision in relation to the increase in loans reflects the strengthening economy, continued strong credit performance and an increase in the rate of recovery of loan balances previously charged-off. Loan balances of $4,000, which were previously identified and fully reserved for, were charged-off in the third quarter of 1998 compared to $174,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $82,000 for the quarter ended September 30, 1998 compared to $79,000 for the same period in 1997. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

At September 30, 1998 the allowance for credit losses was $4,346,000 or 1.48% of total loans, compared to $4,223,000 or 1.65% at December 31, 1997.

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

Noninterest Income and Expense

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $490,000 for the three months ended September 30, 1998 as compared to $428,000 for the same period of 1997. Noninterest income for the third quarter of 1998 represented an increase of 14.5% over the third quarter of 1997. The increase in noninterest income is primarily attributed to an increase in mortgage referral fees of $45,000.

Noninterest expense increased $114,000 or 3.6% to $3,314,000 in the quarter ended September 30, 1998 from $3,200,000 in the same period one year earlier. The increase in noninterest expenses is primarily due to increases in salaries and benefits, and occupancy and equipment expense. As a percentage of average earning assets, other expenses, on an annualized basis, decreased to 2.9% in the three months ended September 30, 1998 from 3.1% in the comparable period of 1997.

Salary and benefits expense was $2,074,000 in the three months ended September 30, 1998 compared to $1,926,000 in the same period one year earlier, an increase of $148,000 or 7.7%. The increase in salary and benefits expense is primarily due to growth and changes in the staffing of the Company.

Occupancy expense for the quarter ended September 30, 1998 was $222,000 and represented an increase of $9,000 or 4.2% over $213,000 for the same period last year. Furniture and equipment expense for the third quarter of 1998 increased $36,000 or 17.6% to $241,000 from $205,000 for the same period last year. The increase in furniture and equipment expense is the result of a program for upgrading the Company's internal systems in addition to the impact of facilities moves and expansion by the Banks.

Other expenses decreased $79,000 or 9.2% to $777,000 in the three months ended September 30, 1998 from $856,000 for the comparable period one year earlier. Due largely to decreases in loan and supplies expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net income for the nine months ended September 30, 1998 was $5,193,000 ($1.08 basic and $.99 diluted earnings per share) compared to $4,744,000 ($1.00 basic and $.91 diluted earnings per share) for the comparable period in 1997. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net Interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Banks' earnings. The components of net interest income are as follows:


                                                                    (Unaudited)
                                                          Nine months ended September 30,
In thousands (except percentages)                    1998                                          1997
---------------------------------------------------------------------------------------------------------------------
                                     Avg                         Avg               Avg                      Avg
                                   Balance        Interest      Yield            Balance       Interest    Yield
---------------------------------------------------------------------------------------------------------------------
Assets:
Earning Assets
  Loans (1)(2)                   $  263,830      $  19,976     10.1%            $  237,525     $ 18,565    10.4%
  Investment Securities             125,819          5,660      6.0%                97,310        4,235     5.8%
  Other                              54,374          2,220      5.5%                52,057        2,123     5.5%
                                 ----------      ---------     -----            ----------     --------    -----
Total Earning Assets                444,023         27,856      8.4%               386,892       24,923     8.6%
                                                 ---------                                     --------
Cash and due from banks              38,516                                         32,537
Other assets                         10,450                                          9,305
                                 ----------                                     ----------
                                 $  492,989                                     $  428,734
                                 ==========                                     ==========

Liabilities & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                $   87,707      $   1,282      2.0%            $   93,623     $  1,417     2.0%
  Savings                           100,290          2,864      3.8%                93,775        2,832     4.0%
  Time deposits                     143,455          5,963      5.6%               106,293        4,395     5.5%
  Other borrowings                        -              -      n/a                  2,502           92     4.9%
                                 ----------      ---------     -----            ----------     --------    -----
Total interest bearing
  Liabilities                       331,452         10,109      4.1%               296,193        8,736     3.9%
                                                 ---------                                     --------
Demand deposits                     111,017                                         91,368
Other Liabilities                     3,996                                          2,102
                                 ----------                                     ----------
Total Liabilities                   446,465                                        389,663
Shareholders' Equity                 46,524                                         39,071
                                 ----------                                     ----------
                                 $  492,989                                     $  428,734
                                 ==========                                     ==========
Net interest income and
Margin (net yield) (3)                           $  17,747     5.3%                           $ 16,187     5.6%
------------------------------------------------ =========    =====                           ========    =====

1    Loan interest income includes fee income of $747,000 and $838,000 for the nine month periods ended September 30,
     1998 and 1997, respectively.
2    Includes the average allowance for loan losses of $4,239,000 and $4,264,000 and average deferred loan fees of $566,000 and $570,000 for the nine months ended September 30, 1998 and 1997, respectively.
3    Net interest margin is computed by dividing net interest income by the total average earning assets.


Net interest income for the nine months ended September 30, 1998 was $17,747,000 representing an improvement of $1,560,000 or 9.6% over $16,187,000 for the comparable period in 1997. The increase in net interest income is comprised of an increase of $2,933,000 or 11.8% in interest income partially offset by an increase in interest expense of $1,373,000 or 15.7%.

As a percentage of average earning assets, the net interest margin for the first nine months of 1998 was 5.3% and compares to 5.6% in the same period one year earlier. On average, the loan to deposit ratio of the Company decreased to 60.7% in the first half of 1998 from 62.5% in the same period last year.

Interest income recognized in the nine months ended September 30, 1998 was $27,856,000 representing an increase of $2,933,000 or 11.8% over $24,923,000 for the same period of 1997. The increase in interest income was primarily due to an increase in the volume of average earning assets. Earning assets averaged $444,023,000 in the nine months ended September 30, 1998 compared to $386,892,000 in the same period in 1997, representing an increase of $57,131,000 or 14.8%. The increase in average earning assets included an increase in average loans of $26,305,000 or 11.1% and increases in investment securities and fed funds sold of $28,509,000 and $2,317,000 or 29.3% and 4.5%, respectively.

The average yield on interest earning assets decreased to 8.4% in the nine months ended September 30, 1998 compared to 8.6% for the same period of 1997. The decrease in average yield is attributed to a decrease in the proportion of loans to total earning assets to 59.4% in the first nine months of 1998 from 61.4% in the same period in 1997. Loan fees recognized during the nine months ended September 30, 1998 were $747,000 compared to $838,000 one year earlier.

Partially offsetting the increase in interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the nine months ended September 30, 1998 was $10,109,000 and represented an increase of $1,373,000 or 15.7% over $8,736,000 for the comparable period in 1997. During the nine months ended September 30, 1998, the average rate paid by the Banks on interest-bearing liabilities was 4.1% compared to 3.9% for the same period in 1997. The increase in interest expense for the first nine months of 1998 reflects an increase in the proportion of time deposits to total interest bearing liabilities to 43.3% in the first nine months of 1998 from 35.9% in the same period in 1997. Average interest bearing liabilities were $331,452,000 in the nine months ended September 30, 1998 compared to $296,193,000 for the same period in 1997, an increase of $35,259,000 or 11.9%. Partially offsetting the impact on net interest income resulting from the increase in interest bearing liabilities was an increase in average noninterest bearing demand deposits. Average noninterest bearing demand deposits of $111,017,000 for the nine months ended September 30, 1998 represented an increase of $19,649,000 or 21.5% over $91,368,000 for the same period one year earlier.


Provision for Credit Losses

The Company recorded an $81,000 provision for loan losses through a charge to earnings in the nine months ended September 30, 1998 and no provision was recorded during the comparable period in 1997. The small amount of increase in the provision in relation to the increase in loans reflects the strengthening economy, continued strong credit performance and an increase in the rate of recovery of loan balances previously charged off. Loan balances of $94,000, which were previously identified and fully reserved for, were charged-off in the first three quarters of 1998 compared to $417,000 charged-off in the same period one year earlier. Recoveries of loan balances previously charged-off were $136,000 for the three quarters ended September 30, 1998 compared to $153,000 for the same period in 1997. See Note 3 of the consolidated condensed financial statements for further discussion of nonperforming loans and the allowance for credit losses.

Noninterest Income and Expense

Total other income was $1,415,000 for the nine months ended September 30, 1998 as compared to $1,234,000 for the same period of 1997. Noninterest income for the first three quarters of 1998 represented an increase of 14.7% over that for 1997. The increase in noninterest income is primarily attributed to an increase in service charges on deposit accounts of $111,000 and mortgage referral fees of $101,000 offsetting nonrecurring revenues in the prior year.

Noninterest expense increased $831,000 or 8.8% to $10,224,000 in the three quarters ended September 30, 1998 from $9,393,000 in the same period one year earlier. The increase in noninterest expenses is primarily due to increases in salaries and benefits, and occupancy and equipment expense. As a percentage of average earning assets, other expenses, on an annualized basis, decreased to 3.1% in the nine months ended September 30, 1998 from 3.2% in the comparable period of 1997.

Salary and benefits expense was $6,281,000 in the nine months ended September 30, 1998 compared to $5,668,000 in the same period one year earlier, an increase of $613,000 or 10.8%. The increase in salary and benefits expense is primarily due to increased headcount related to the branch acquisition by Bank of Salinas during the first quarter of 1997.

Occupancy expense for the three quarters ended September 30, 1998 was $714,000 and represented an increase of $60,000 or 9.2% over $654,000 for the same period last year. The increase in occupancy expense relates to the branch acquisition by Bank of Salinas during the first quarter of 1997 and the relocation of a branch by Bank of Salinas during the second quarter of 1998.

Furniture and equipment expense for the first three quarters of 1998 increased $79,000 or 13.3% to $671,000 from $592,000 for the same period last year. The increase in furniture and equipment expense is the result of a program for upgrading the Company's internal data processing systems in addition to the impact of facilities moves and expansion by the Banks.

Other expenses increased $79,000 or 3.2% to $2,558,000 in the nine months ended September 30, 1998 from $2,479,000 for the comparable period one year earlier. The increase in other expenses is comprised of increases in advertising and operating expenses and amortization of intangibles. Partially offsetting these increases were decreases in loan expenses and stationery and supplies.


LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Banks assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 1998, were approximately $117,192,000 and $1,603,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans available for sale. On September 30, 1998, consolidated liquid assets totaled $115 million or 23.1% of total assets as compared to $164.2 million or 33.0% of total consolidated assets on December 31, 1997. In addition to liquid assets, the Banks maintain lines of credit with correspondent banks for up to $20,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. In addition, it has been the Company's policy to restrict average maturities in the investment portfolio to not more than three years. The short-term repricing characteristics of the loan and investment portfolios, and loan agreements which generally require monthly interest payments, provide the Banks with additional secondary sources of liquidity. Another key liquidity ratio is the ratio of gross loans to total deposits, which was 66.0% at September 30, 1998 and 56.9% at December 31, 1997.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Banks' earning assets and interest-bearing liabilities at September 30, 1998, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.


September 30,1998
-------------------------------------------------------------------------------------------------------------------

In thousands (except ratios)
-------------------------------------------------------------------------------------------------------------------
                                                          Over three
 Assets and Liabilities                    Next day       months and       Over one
    which Mature or                       and within        within        and within       Over
        Reprice           Immediately     three months     one year       five years    five years      Total
-------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold        $    47,507     $        -     $        -       $      -      $       -      $   47,507
Investment securities               4          2,000         18,085         61,215         27,698         109,002
Loans, excluding
   Nonaccrual loans
   and overdrafts              12,033        189,263         17,095         66,481         10,552         295,424

-------------------------------------------------------------------------------------------------------------------
Total                     $    59,544     $  191,263     $   35,180       $127,696      $  38,250      $  451,933
===================================================================================================================
Interest bearing
   liabilities:
Interest bearing demand   $    94,079     $        -     $        -       $      -      $       -      $   94,079
Savings                       101,678              -              -              -              -         101,678
Time certificates                  53         36,972         85,426         13,629            111         136,191
-------------------------------------------------------------------------------------------------------------------
Total                     $   195,810     $  36,972      $   85,426       $ 13,629      $     111      $  331,948
===================================================================================================================
Interest rate
   sensitivity gap        $  (136,266)    $ 154,291      $  (50,246)      $114,067      $  38,139
Cumulative interest
   rate sensitivity gap   $  (136,266)    $  18,025      $  (32,221)      $ 81,846      $ 119,985
Ratios:
Interest rate
   sensitivity gap               0.30          5.17            0.41           9.37         344.59
Cumulative interest
   rate sensitivity gap          0.30          1.08            0.90           1.25           1.36
-------------------------------------------------------------------------------------------------------------------

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

CAPITAL RESOURCES

The Company's total shareholders' equity was $49,631,000 at September 30, 1998 compared to $43,724,000 at December 31, 1997.

The Company and the Banks are subject to regulations issued by the Board of Governors and the FDIC which require maintenance of a certain level of capital. These regulations impose two capital standards: a risk-based capital standard and a leverage capital standard.


Under the Board of Governors' risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life(and in case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Effective October 1,1998, the Board of Governors and other federal bank regulatory agencies approved including in Tier 2 capital up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

Under the Board of Governors' leverage capital standard an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and other federal regulatory agencies have adopted a revised minimum leveraged ratio for banks holding companies as a supplement to the risk-weighted capital guidelines. The old rule established a 3% minimum leverage standard for well-run banking organizations (bank holding companies and banks)with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1% to 2% higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum Tier1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth. The old rule remains in effect for banks, however, the federal regulatory agencies are currently continuing work on revised leverage rule for banks.

The following table shows the Company's actual capital amounts and ratios at September 30, 1998 and December 31, 1997 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                                 For Capital
                                                                  Actual                   Adequacy Purposes:
                                                    ----------------------------     -----------------------------
                                                         Amount         Ratio             Amount          Ratio
------------------------------------------------------------------------------------------------------------------
As of September 30, 1998
Total Capital (to Risk Weighted Assets):                $ 51,382,000      15.1%          $ 27,307,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):                 47,114,000      13.8%            13,653,000        4.0%
Tier 1 Capital (to Average Assets):                       47,114,000       9.6%            19,724,000        4.0%

As of December 31, 1997
Total Capital (to Risk Weighted Assets):                $ 45,782,000      15.2%          $ 24,046,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):                 41,968,000      14.0%            12,023,000        4.0%
Tier 1 Capital (to Average Assets):                       41,968,000       9.6%            17,570,000        4.0%
------------------------------------------------------------------------------------------------------------------

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

The Company is uncertain regarding the consequences of the Year 2000 issue on the future results of operations, liquidity and financial condition; but believes that failure to ensure that its systems are in compliance with Year 2000 requirements could have a material adverse effect on its business. As a result, the Company has made addressing Year 2000 issues a priority of management and the Board. Based upon actions implemented to date, the Company currently anticipates that it will be successful in addressing Year 2000 issues and anticipates no materially adverse processing problems.

All mission critical systems have been identified by the Company, and the Company is currently testing, or developing contingency plans, for each. The term "mission critical" refers to an application or system that is vital to the successful continuance of core business activity. Significantly all mission critical hardware and software utilized by the Company are provided by third parties. This requires that the Company is in close contact with relevant vendors and contractors as it conducts testing and contingency planning.
The Company anticipates that all of its mission critical systems will be tested and implemented, or that contingency plans will be written and in place, by March 31, 1999.

The Company has made disclosures to all existing and new customers regarding the importance of the Year 2000 issue and its relevance to the Company and the customer. The Company is conducting an ongoing effort to identify customers that represent material risk exposure to the institution, to evaluate their Year 2000 preparedness and risk to the Company and to implement appropriate risk controls.

The Company also continues to evaluate the cost to address Year 2000 issues. Most costs incurred to date are in conjunction with the planned replacement of systems. The cost of system replacements accelerated to meet Year 2000 requirements and Year 2000 project specific costs have not been significant to the operations of Company as a whole. The Company believes that it will meet its Year 2000 compliance commitments using existing resources, without incurring significant incremental expenses.

Despite efforts undertaken to date and as projected, there can be no assurance that problems will not arise which could have an adverse impact upon the Company due, among other matters, to the complexities involved in computer programming related to resolution of Year 2000 problems and the fact that the systems of other companies on which Central Coast Bancorp and its subsidiaries, Bank of Salinas and Cypress Bank, may rely must also be corrected on a timely basis. Many phases of the Company's Year 2000 preparedness plan have been completed: the Company has identified, assess and prioritized mission critical systems; developed Year 2000 testing strategies and plans; implemented a customer due diligence program; and tested most mission critical systems. But, delays, mistakes or failures in correcting Year 2000 system problems by other companies on which Central Coast Bancorp and its subsidiaries may rely, could have a significant adverse impact upon Central Coast Bancorp and its subsidiaries, Bank of Salinas and Cypress Bank, and their ability to mitigate the risk of adverse impact of Year 2000 problems for their customers.

The disclosure set forth above contains forward-looking statements. Specifically, such statements are contained in sentences including the words "expect" or "anticipate" or "could" or "should". Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward-looking statements. The factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the failure by third parties adequately to remediate Year 2000 issues or the inability of the Company to complete testing software changes on the time schedules currently expected. Nevertheless, the Company currently expects that its Year 2000 compliance efforts will be successful without material adverse effects on its business.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The reader is referred to pages 28 to 29 of the Annual Report on Form 10--K for information on market risk. There have been no significant changes since December 31, 1997 (also see pages 22 - 23 of this report).

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


October 30, 1998                                     CENTRAL COAST BANCORP


                                                     By:  \S\JAYME C. FIELDS
                                                     --------------------------
                                                     Jayme C. Fields, Controller
                                                     (Principal Financial and
                                                     Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                     Description                               Page

27.1                       Financial Data Schedule                    31