Form 10-K
period 1998-12-31
CENTRAL COAST BANCORP
filed 1999-03-29
CIK 921085

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Year ended         December  31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from             to
                                    -------------  ------------
                        Commission file number  0-25418

                            CENTRAL COAST BANCORP
                            ---------------------
            (Exact name of registrant as specified in its charter)

            STATE OF CALIFORNIA                   77-0367061
            -------------------                   ----------
    (State or other jurisdiction of     (I.R.S.Employer Identification No.)
     incorporation or organization)

   301 Main Street, Salinas, California                    93901
   ------------------------------------                    -----
 (Address of principal executive offices)               (Zip code)

      Registrant's telephone number, including area code    (408) 422-6642

     Securities registered pursuant to Section 12(b) of the Act:      None

          Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class
                             -------------------
                                Common Stock
                               (no par value)


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

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 8, 1999 was $92,459,969.22.
As of March 8, 1999, the registrant had 6,215,796 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
The following  documents are  incorporated  by reference into this Form 10-K:
Part III, Items 10 through 13 from registrant's definitive proxy statement for the 1998 annual meeting of shareholders.


The Index to Exhibits is located at page 73                Page 1 of 92 Pages


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

         In January 1997, Cypress Bank opened a new branch office in Monterey, California, so that it might better serve business and individual customers on the Monterey Peninsula. In December 1998, the Bank of Salinas opened an additional new branch office in Salinas, California, in order to better provide services to the growing Salinas community.

         Other than holding the shares of the subsidiary Banks, the Company conducts no significant activities. Although, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

         The Banks operate through their headquarters offices located in Salinas and Seaside, California and through their branch offices located in Castroville, Gonzales, King City, Marina, Monterey and Salinas, California. The Banks offer a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including residential mortgage), Small Business Administration, personal, home improvement, automobile and other installment and term loans. They also offer travelers' checks, safe deposit boxes, notary public, customer courier and other customary bank services. The Bank of Salinas and Cypress Bank Offices are open from 9:00 a.m. to 5:00 p.m., Monday through Thursday, and 9:00 a.m. to 6:00 p.m. on Friday. The Bank of Salinas also operates a limited service facility in a retirement home located in Salinas, California. The facility is open from 10:00 a.m. to 12:00 p.m. on Wednesday of each week. The Banks have automated teller machines (ATMs) located at the Castroville, Gonzales, King City, Marina, Monterey, Salinas and Seaside offices, the Monterey County Fairgrounds, the Soledad Correctional Training Facility Credit Union, Salinas Valley Memorial Hospital and Fort Hunter Liggett which is located in Jolon, California. The Banks are insured under the Federal Deposit
   Insurance Act and each depositor's account is insured up to the legal limits thereon. The Banks are chartered (licensed) by the California Commissioner of Financial Institutions ("Commissioner") and have chosen not to become a member of the Federal Reserve System. The Banks have no subsidiaries.

         The Banks also currently offer personal and business Visa credit cards. The Banks have arranged with a correspondent institution to offer trust services to the Banks' customers on request. The Banks operate an on-site computer system which provides independent processing of the Banks' deposits, loans and financial accounting.

         The three areas in which the Banks have directed virtually all of their lending activities are: (i) commercial loans; (ii) consumer loans; and (iii) real estate loans (including residential construction and mortgage loans). As of December 31, 1998, these three categories accounted for approximately 44 percent, 4 percent and 52 percent, respectively, of the Banks' loan portfolio.

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

         As of December 31, 1998, the Banks served a total of 24 municipality and governmental agency depositors totaling $30,929,000 in deposits. In connection with the deposits of municipalities or other governmental agencies or entities, the Banks are generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC").

         As  of   December   31,   1998,   the  Banks  had  total   deposits  of
   $489,192,000. Of this total, $149,757,000 represented noninterest-bearing demand deposits, $98,226,000 represented interest-bearing demand deposits, and $241,209,000 represented interest-bearing savings and time deposits.

         The principal sources of the Banks' revenues are: (i) interest and fees on loans; (ii) interest on Federal Funds sold (funds loaned on a short-term basis to other banks) ; and (iii) interest on investments (principally government securities). For the fiscal year ended December
   31, 1998 these sources comprised 72 percent, 8 percent, and 20 percent, respectively, of the Banks' total interest income.

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

      The Banks are licensed by the Commissioner, their deposits are insured by the FDIC, and they have chosen not to become members of the Federal Reserve System. The Banks have no subsidiaries. Consequently, the Banks are subject to the supervision of, and are regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Banks' business and condition, including their capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Banks are required to file reports with the Commissioner, the FDIC and the Board of Governors and provide such additional information as the Commissioner, FDIC and the Board of Governors may require.

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

      The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" of the Banks within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Banks to affiliates, and (b) on investments by the Banks in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

Under the Board of Governors risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life(and in case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Effective October 1,1998, the Board of Governors and other federal bank regulatory agencies approved including in Tier 2 capital up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a risk-based capital ratio (including
Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

      Under  the  Board  of   Governors   leverage   capital   standard   an
institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the FDIC have adopted a revised minimum leveraged ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The old rule established a 3% minimum leverage standard for well-run banking organizations (bank holding companies and banks)with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1% to 2% higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum Tier1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth. The old rule remains in effect for banks, however, the federal regulatory agencies are currently continuing work on revised leverage rule for banks.

      At December 31, 1998, the Banks and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 8 below for a listing of the Company's risk-based capital ratios at December 31, 1998 and 1997.

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

      The federal banking agencies during 1996 issued a joint agency policy statement regarding the management of interest-rate risk exposure (interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition) with the goal of ensuring that institutions with high levels of interest-rate risk have sufficient capital to cover their exposures. This policy statement reflected the agencies decision at that time not to promulgate a standardized measure and explicit capital charge for interest rate risk, in the expectation that industry techniques for measurement of such risk will evolve.

      However, the Federal Financial Institution Examination Counsel (OFFIEC) on December 13, 1996, approved an updated Uniform Financial
Institutions Rating System ("UFIRS"). In addition to the five components traditionally included in the so-called CAMEL rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The rating system henceforth will be identified as the "CAMELS" system.

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

      On December 13, 1994, the Board of Governors issued amendments to its risk-based capital guidelines regarding concentration of credit risk and risks of non-traditional activities, which were effective January 17, 1996. As amended, the risk-based capital guidelines identify concentrations of credit risk and evaluate an institution's ability to manage such risks and the risk posed by non-traditional activities as important factors in assessing an institution's overall capital adequacy.

      Community Reinvestment Act ("CRA") regulations effective as of July 1, 1996 evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings.

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

      COMPETITION

      At December 31, 1998, there were 56 branches of commercial and savings banks in the cities of Castroville, Gonzales, King City, Marina, Salinas, Seaside and the Monterey Peninsula. Additionally, the Banks compete with savings and loan associations and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

      Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Banks are not authorized or prepared to offer currently. The Banks have made arrangements with their correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Banks' legal lending limits, the Banks have offered, and intend to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within their lending limits. As of December 31, 1998, the Banks' aggregate legal lending limits to a single borrower and such borrower's related parties were $7,947,000 on an unsecured basis and $13,245,000 on a fully secured basis based on regulatory capital of $52,981,000.

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

      Based upon data as of the most recent practicable date (June 30,1998)(1) there were 73 operating commercial and savings bank branches in Monterey County with total deposits of $3,656,276,000. The Banks held a total of $489,192,000 in deposits, representing approximately 13.4% of total commercial and savings banks deposits in Monterey County as of June 30, 1998. Of the Banks'competitors, two are independent banksheadquartered in Monterey County. The Banks also compete with savings and loans associations in Monterey County.

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

      In 1996 the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, the Banks' current capital ratios and the Banks' current levels of deposits, the Banks anticipate no change in the assessment rate applicable to the Banks during 1999 from that in 1998.

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

      Since October 2, 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions;
(2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

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


--------
(1) "FDIC Institution Office Deposits", June 30, 1998


ITEM 2.  PROPERTIES

      The headquarters office and centralized operations of the Company are located at 301 Main Street, Salinas, California. The Company owns and leases properties which house administrative and data processing functions and eight banking offices. Major owned and leased facilities are listed below.

BANK OF SALINAS                            CYPRESS BANK
301 main street                            1658 fremont boulevard
salinas, california                        seaside, california
leased - term expires 1999                 leased - term expires 1999

10601 merritt street                       228 reservation road
castroville, california                    marina, california
owned                                      leased - term expires 2004

400 alta street                            484 lighthouse avenue
gonzales, california                       monterey, california.
leased - term expires 2003                 leased - term expires 2000

532 broadway
king city, california
leased - term expires 2002

1285 north davis road
salinas, california.
leased - term expires 2008


      The above leases contain options to extend for three to fifteen years. Included in the above are two facilities leased from shareholders at terms and conditions which management believes are consistent with the commercial lease market. Rental rates are adjusted annually for changes in certain economic indices. The annual minimum lease commitments are set forth in Footnote 7 of Item 8 Financial Statements and Supplementary Data included in this report and incorporated herein by reference.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of 1998.



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      (a)  Market Information

      Prior to the second quarter of 1998, there was limited trading in and no established public trading market for the Company's common stock. As of the second quarter of 1998, the Company's common stock is listed on the Nasdaq National Market exchange (trading symbol CCBN)
Sandler O'Neill & Partners, L.P. and Hoefer & Arnett, Incorporated are registered as market makers in the Company's stock. Based on information provided to the Company from Nasdaq and Heofer & Arnett(for those quarters prior to the Company's Nasdaq listing), the range of high and low bids for the common stock for the twomost recent fiscal years, restated to reflect all stock dividends and stock splits distributed by the Company and the 5-for-4 stock split declared in January 1999, are presented below.

Calendar Year                                          Low                  High
1998

   First Quarter .......................            $     14.55         $     19.20

   Second Quarter ......................                  16.50               20.41

   Third Quarter .......................                  13.20               18.50

   Fourth Quarter ......................                  14.40               16.10

1997

   First Quarter ........................            $    11.45         $     17.82

   Second Quarter ......................                  12.36               17.00

   Third Quarter .......................                  16.18               18.18

   Fourth Quarter ......................                  14.00               16.45


      The closing price for the Company's common stock was $14.875 as of March 8, 1999.

      (b)   Holders

      As of March 8, 1999, there were approximately 1,150 holders of the common stock of the Company. There are no other classes of common equity outstanding.

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

      Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Banks to the Company was approximately $17,747,000 as of December 31, 1998.

      To date, the Company has not paid a cash dividend and presently does not intend to pay cash dividends in the foreseeable future. The Company distributed a five-for-four stock split in February 1999, a ten percent stock dividend in 1998, a three-for-two stock split in 1997 and a ten percent stock dividend in 1996. The Board of Directors will determine payment of dividends in the future after consideration of various factors including the profitability and capital adequacy of the Company and the Banks.



      The following table presents certain consolidated financial information concerning the business of the Company and its subsidiary Banks. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report.

                                      Years Ended December 31,
                          -------------------------------------------------
(Dollar amounts in          1998      1997      1996     1995      1994
thousands)

OPERATING RESULTS
Total Interest Income       $37,354   $33,916   $29,301  $26,964   $21,646
Total Interest Expense       13,319    12,041     9,859   10,008     7,071
                          -------------------------------------------------
   Net Interest Income       24,035    21,875    19,442   16,956    14,575
Provision for Credit Losses     159        64       352      695     1,745
                          -------------------------------------------------
Net Interest Income After Provision
   for Credit Losses         23,876    21,811    19,090   16,261    12,830
Other Income                  2,084     1,765     1,456    1,302     1,315
Other Expenses               13,859    12,573    11,115   10,263     9,170
                          -------------------------------------------------
Income before Income Taxes   12,101    11,003     9,431    7,300     4,975
Income Taxes                  4,948     4,500     3,571    2,975     2,046
                          -------------------------------------------------
NET INCOME                  $ 7,153   $ 6,503   $ 5,860  $ 4,325   $ 2,929
---------------------------------------------------------------------------

Basic Earnings Per Share    $  1.18   $  1.09   $  1.01  $  0.75   $  0.53
Diluted Earnings Per Share     1.09      1.01      0.94     0.70      0.50
---------------------------------------------------------------------------
FINANCIAL CONDITION AND CAPITAL - YEAR-END BALANCES

Net Loans                  $307,818  $251,271  $235,992 $191,000  $179,266
Total Assets                543,933   497,674   376,832  357,236   310,362
Deposits                    489,192   450,301   338,663  326,089   283,823
Shareholders' Equity         51,199    43,724    36,332   29,916    25,547
---------------------------------------------------------------------------
FINANCIAL CONDITION AND CAPITAL - AVERAGE BALANCES

Net Loans                  $271,590  $238,793  $203,117 $173,065  $179,514
Total Assets                499,354   441,013   355,386  329,502   290,166
Deposits                    447,598   396,457   319,110  300,291   265,512
Shareholders' Equity         47,587    39,969    33,228   27,684    23,691
---------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Rate of Return on:
   Average Total Assets       1.43%     1.47%     1.65%    1.31%     1.01%
   Average Shareholders'
     Equity                  15.03%    16.27%    17.64%   15.62%    12.36%
Rate of Average Shareholders'Equity
 to Total Average Assets      9.53%     9.06%     9.35%    8.40%     8.16%
---------------------------------------------------------------------------



(a)
(1) Distribution of Assets, Liabilities and Equity; Interest Rates and Interest Differential
                Table One in Management's Discussion and Analysis included in this report sets forth the Company's average balance sheets (based on daily averages) and an analysis of interest rates and the interest rate differential for each of the three years in the period ended December 31, 1998 and is hereby incorporated by reference.

      (2)  Volume/Rate Analysis
               Information as to the impact of changes in average rates and average balances on interest earning assets and interest bearing liabilities is set forth in Table Two in Management's Discussion and Analysis.

(b)   Investment Portfolio

      (1) The book value of investment securities at December 31, 1998 and 1997 is set forth in Note 5 of Item 8 - "Financial Statements and Supplementary Data" and are included in this report and incorporated herein by reference.


      (2) The book value, maturities and weighted average yields of investment securities as of December 31, 1998 are set forth in Table Twelve of Management's Discussion and Analysis included in this report and incorporated herein by reference.

      (3) There were no issuers of securities for which the book value was greater than 10% of shareholders' equity other than U.S. Government and U.S. Government Agencies and Corporations.

(c)  Loan Portfolio

      (1) The composition of the loan portfolio is summarized in Table Three of Management's Discussion and Analysis included in this report and is incorporated herein by reference.

      (2) The maturity distribution of the loan portfolio at December 31, 1998 is summarized in Table Eleven of Management's Discussion and Analysis included in this report and is incorporated herein by reference.

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

(d)   Summary of Loan Loss Experience

      (1) An analysis of the allowance for loan loss showing charged off and recovery activity as of December 31, 1998 is summarized in Table Five of Management's Discussion and Analysis included in this report and is incorporated herein by reference. Factors used in determination of the allowance for loan losses are discussed in greater detail in the "Risk Elements" section of Management's Discussion and Analysis included in this report and are incorporated herein by reference.

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

(e)    Deposits

     (1) Table One in Management's Discussion and Analysis included in this report sets forth the distribution of average deposits for the years ended December 31, 1998, 1997 and 1996 and is incorporated herein by reference.

     (2) Table Ten in Management's Discussion and Analysis included in this report sets forth the maturities of time certificates of deposit of $100,000 or more at December 31, 1998 and is incorporated herein by reference.



3(f)   Return on Equity and Assets

     (1) The table at page 16 of this section sets forth the ratios of net income to average assets and average shareholders' equity, and average shareholders' equity to average assets. As the Company has never paid a cash dividend, the dividend payout ratio is not indicated.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this Annual Report contains certain forward-looking statements. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and the Banks, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, effects of Year 2000 problems discussed herein, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

Business Organization

Central Coast Bancorp (the "Company"), a California corporation organized in 1994, acts as the holding company for Bank of Salinas and Cypress Bank (the "Banks"), state-chartered banks, headquartered in Salinas and Seaside, California, respectively. As of December 31, 1998, the Banks operated eight full-service branches and one limited-service branch in Monterey County, California. Other than its investment in the Banks, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors, the Company's principal regulator.

The Banks offer a full range of commercial banking services, offering a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness  enterprises  located in the  Salinas  Valley  and the  Monterey
Peninsula.

The Company has expanded its banking operations through internal growth and the acquisition of other banking units. Bank of Salinas' newest branch was opened deNovo in December 1998. It is located in Salinas' newest shopping area, Westridge Center. On February 21, 1997, the Bank of Salinas purchased certain assets and assumed certain liabilities of the Gonzales and Castroville branch offices of Wells Fargo Bank. As a result of that transaction the Bank assumed deposit liabilities, received cash, and acquired tangible assets. This transaction resulted in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

In January 1997, Cypress Bank opened a new branch office in Monterey, California, so that it might better serve business and individual customers on the Monterey Peninsula.

The following analysis is designed to enhance the reader's understanding of the Company's financial condition and the results of its operations as reported in the Consolidated Financial Statements included in this Annual Report. Reference should be made to those statements and the Selected Financial Data presented elsewhere in this report for additional detailed information. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Except within the "overview" section, interest income and net interest income are presented on a tax equivalent basis.


Overview

Central Coast Bancorp continued its record of increased earnings in each successive year since the founding of Bank of Salinas in 1983. Earnings for the year ended December 31, 1998 were $7,153,000 versus
$6,503,000 for 1997. Diluted earnings per share for the years were $1.09 and $1.01. The earnings per share for the two years have been adjusted for the 5 for 4 stock split paid on February 26, 1999.

For the year 1998, net interest income increased $2,160,000 (9.9%) to $24,035,000 from the prior year. The interest income component was up $3,438,000 to $37,354,000 due to a 13.0% growth in average earning assets of $51,738,000. Loan volume made up $32,797,000 of this increase and represented a 13.7% growth in loans. The higher loan volume added $3,410,000 in interest income on a year over year basis. This increase was offset in part by decrease of $1,201,000 due to a 44 basis point decline in the average yield received on loans during 1998. Interest income on investment securities grew $1,650,000 (28.3%) as average balances were $25,727,000 (25.8%) higher and the average yield improved by 12 basis points. During the year, the Company began a program to reduce Federal Funds sold and move those funds into higher yielding securities. Interest income from Federal Funds sold declined $421,000 (12.9%) in 1998 versus 1997. Interest expense increased $1,278,000 (10.6%) in 1998 due mostly to growth of $33,175,000 (11.0%) in average interest bearing deposits. The average rate paid on interest-bearing liabilities was 4.0% for both 1998 and 1997. Net interest margin for 1998 was 5.34% versus 5.49% in 1997. This change reflects the effect of the 50 basis point decrease in the prime rate during the fourth quarter.

Noninterest  income  increased  $319,000 to  $2,084,000  in 1998 versus
1997. Service charges on deposits provided $159,000 of the increase mostly due to higher volumes. The increased volume of mortgage originations contributed an additional $136,000 on a year over year basis.

Noninterest expenses increased $1,286,000 (10.2%) to $13,859,000. Salary and benefits expenses increased 10.5% to $8,385,000. Part of the higher expense was attributable to the full year effect in 1998 of the two branches purchased from Wells Fargo Bank in late February 1997 and the December 1998 opening of the new Westridge branch in Salinas. Additional staff has been added Company wide due to growth. During the year, the Company installed a wide area network, a Year 2000 compliant central computer and software system and upgraded many of its workstations. These enhancements provide the platform for growth, but contributed significantly to the $128,000 (30.5%) increase in depreciation for 1998 versus 1997. For 1998, the Company had an overhead efficiency ratio of 53.1% as compared to 53.2% for 1997.

Assets of the Company  totaled  $543,933,000 at December 31, 1998 which was an increase of $46,259,000 (9.3%) from the 1997 ending balances. Loan ending balances totaled $312,844,000 on December 31, 1998 versus $256,062,000 on December 31,1997. Nonperforming loans were $2,123,000 at the end of 1998 versus $895,000 at the end of 1997. One real estate secured loan for $1,174,000, which was in the process of collection, accounted for most of the $1,228,000 increase. This loan was refinanced outside the Bank in March 1999. Deposits grew 8.6% to total $489,192,000 at December 31, 1998.

For 1998, the Company realized a return on assets of 1.43% and a return on equity of 15.0% versus 1.47% and 16.3%, respectively, in 1997. Central Coast Bancorp ended 1998 with a Tier 1 capital ratio of 13.6% and a total risk-based capital ratio of 14.8%.

Management's continuing goals for the Banks are to deliver a full array of competitive products to their customers while maintaining the personalized customer service of a community bank. We believe this strategy will provide continued growth and the ability to achieve above average returns for our shareholders.

Accounting Pronouncements

See Note One in the Consolidated Financial Statements at Item 8.



(A)   Results of Operations

Net Interest Income/Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income for 1998 totaled $24,130,000 and was up 10.1% ($2,223,000) over the prior year. The interest income component was up $3,501,000 to $37,449,000. Most of the increase was attributable to growth in the earning assets. Average outstanding loan balances of $271,590,000 for 1998 reflected a 13.7% increase over 1997 balances. This increase contributed an additional $3,410,000 to interest income. This increase was offset in part by an average 44 basis point decrease in loan yields that caused a reduction of $1,201,000 in interest income. Competitive pressures and three 25 basis point decreases in the prime rate late in the year contributed to the lower yields. The securities portfolio average balances grew $25,727,000 (25.8%) which added $1,511,000 to interest income. The average yield received on securities was up 16 basis points and added $202,000 to interest income. Federal Funds sold interest income decreased $421,000 as the average balances were $6,786,000 (11.3%) lower.

Interest  expense  increased  $1,278,000  (10.6%)  in  1998  over  1997.  The average  balances  of  interest  bearing  liabilities  increased  $31,307,000
(10.4%). The higher balances were due in part to the full year effect in 1998 of the deposits acquired in the February 1997 purchase of two branches from Wells Fargo Bank. Interest expense attributable to the higher volume was $1,787,000. Lower rates paid on all interest bearing liabilities helped offset the higher expense by $509,000. Net interest margin for 1998 was 5.36% versus 5.50% in 1997.

Net interest income for 1997 totaled $21,907,000 and was up 12.7% ($2,465,000) over 1996. Average earning assets were $398,416,000 in 1997 for an increase of $73,213,000 over 1996. The purchase of the two branches from Wells Fargo Bank accounted for approximately $25,000,000 of this increase. In 1997, interest income increased by $4,647,000 to
$33,948,000. The higher volume of earning assets added $6,003,000 to interest income in 1997. The average yield received on all interest earning assets fell 49 basis points to 8.52%. The yield differential reduced interest income by $1,356,000.

Interest expense increased $2,182,000 (22.1%) in 1997 over 1996. Average balances of interest bearing liabilities increased $52,933,000 in 1997. Approximately $28,000,000 of that increase was attributable to the branch purchase from Wells Fargo Bank. Interest expense was up $2,409,000 due to the higher average balances. Changes due to rate variations helped offset the increase by $227,000. Net interest margin for 1997 was 5.50% versus 5.98% in 1996.

Table One, Analysis of Net Interest Margin on Earning Assets, and Table Two, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Banks' interest income and expenses. Table One provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Two presents an analysis of volume and rate change on net interest income and expense.


Table One:  Analysis of Net Interest Margin on Earning Assets

(Taxable Equivalent Basis)                   1998                            1997                               1996
----------------------------------------------------------------------------------------------------------------------------------
In thousands                      Avg                  Avg         Avg                  Avg          Avg                   Avg
(except percentages)             Balance    Interest   Yield      Balance   Interest    Yield       Balance    Interest    Yield
----------------------------------------------------------------------------------------------------------------------------------
Assets:
Earning Assets
  Loans (1) (2)                 $ 271,590    $27,037   9.96%     $ 238,793   $24,828     10.40%    $ 203,117    $22,330    10.99%
  Investment Securities (3)       125,380      7,568   6.04%        99,653     5,855      5.88%       82,883      4,936     5.96%
  Other                            53,184      2,844   5.35%        59,970     3,265      5.44%       39,203      2,035     5.19%
                                   ------      -----   ----         ------     -----      ----        ------      -----     ----
Total Earning Assets              450,154    $37,449   8.32%       398,416   $33,948      8.52%      325,203    $29,301     9.01%
                                             -------   ----                  -------      ----                  -------     ----
Cash & due from banks              38,889                           33,144                            22,867
Other assets                       10,311                            9,453                             7,316
                                   ------                            -----                             -----
                                $ 499,354                        $ 441,013                         $ 355,386
                                =========                        =========                         =========

Liabilites & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                $ 89,637    $ 1,720   1.92%      $ 93,161   $ 1,881      2.02%     $ 75,295    $ 1,629     2.16%
  Savings                         101,256      3,774   3.73%        95,767     3,875      4.05%      102,819      4,303     4.19%
  Time deposits                   142,580      7,825   5.49%       111,370     6,187      5.56%       71,119      3,927     5.52%
  Other borrowings                     -          -      n/a         1,868        98      5.25%           -          -      n/a
                                  -------     ------   ----         ------    ------      ----       -------      -----     ----
Total interest bearing
  liabilities                     333,473     13,319   3.99%       302,166    12,041      3.98%      249,233      9,859     3.96%
                                              ------   ----                   ------      ----                    -----     ----
Demand deposits                   114,125                           96,159                            69,877
Other Liabilities                   4,169                            2,719                             3,048
                                    -----                            -----                             -----
Total Liabilities                 451,767                          401,044                           322,158
Shareholders' Equity               47,587                           39,969                            33,228
                                   ------                           ------                            ------
                                $ 499,354                        $ 441,013                         $ 355,386
                                =========                        =========                         =========
Net interest income & margin (4)             $24,130   5.36%                 $21,907      5.50%                 $19,442     5.98%
                                             =======   ====                  =======      ====                  =======     ====


-----------------------------
1. Loans interest includes loan fees of $951,000, $1,037,000 and $901,000 in 1998, 1997 and 1996, and interest recognized from payments collected on nonaccrual loans of $619,000 in 1996.
2. Average balances of loans include average allowance for loan losses of $4,260,000, $4,229,000 and $4,439,000, and average deferred loan fees of $587,000, $571,000 and $613,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.
3. Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 1998, 1997 and 1996.
4. Net interest margin is computed by dividing net interest income by total average earning assets.



Table Two: Volume/Rate Analysis

--------------------------------------------------------------------------------
(in thousands) 1998 over 1997
Increase (decrease) due to change in:
                                                                      Net
                                              Volume    Rate (5)    Change
                                              ------    --------    ------
Interest-earning assets:
   Net Loans (1)(2)(3) ......................$ 3,410    $(1,201)   $ 2,209
   Investment securities(4) .................  1,511        202      1,713
   Federal funds sold & other ...............   (370)       (51)     (421)
                                                -----     ------     -----
     Total ..................................  4,551     (1,050)     3,501
                                               -----     -------     -----

Interest-bearing liabilities:
   Demand deposits ..........................    (71)       (90)      (161)
   Savings deposits .........................    222       (323)      (101)
   Time deposits ............................  1,734        (96)     1,638
   Other borrowings .........................    (98)         0        (98)
                                                 ---        ---        ---
     Total ..................................  1,787       (509)     1,278
                                               -----       ----      -----
Interest differential .......................$ 2,764    $  (541)   $ 2,223

--------------------------------------------------------------------------------
(in thousands) 1997 over 1996
Increase (decrease) due to change in:
                                                                      Net
                                              Volume     Rate(5)     Change
                                              ------     -------     ------
Interest-earning assets:
   Net loans (1)(2)(3) ......................$ 3,924    $(1,426)   $ 2,498
   Investment securities(4) .................    999        (80)       919
   Federal funds sold & other ...............  1,080        150      1,230
                                               -----       ----      -----
     Total ..................................  6,003     (1,356)     4,647
                                               -----     ------      -----

Interest-bearing liabilities:
   Demand deposits ..........................     393       (141)       252
   Savings deposits .........................    (296)      (132)      (428)
   Time deposits ............................   2,214         46      2,260
   Other borrowings .........................      98          -         98
                                                  ---        ---        ---
     Total ..................................   2,409       (227)     2,182
                                                -----       ----      -----
Interest differential ....................... $ 3,594    $(1,129)   $ 2,465
--------------------------------------------------------------------------------

1. The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
2. Loan fees of $951,000, $1,037,000 and $901,000 for the years ended December 31, 1998, 1997 and 1996, respectively, have been included in the interest income computation.
3. Rate variance includes impact of interest income recognized from payments received on nonaccrual loans of $619,000 in 1996.
4. Includes taxable-equivalent adjustments that primarily relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 1998, 1997 and 1996.
5. The rate / volume variance has been included in the rate variance.




Provision for Loan Losses

Credit quality remained strong in 1998. Consequently, the Company made provisions for loan losses of only $159,000. This amounted to 0.06% of average loans outstanding. In 1997, the Company provided $64,000. That was a decrease of $288,000 from 1996.

Service Charges and Fees and Other Income

For 1998, noninterest income was up $319,000 (18.1%) from 1997 results to $2,084,000. Service charges and fees related to deposit accounts accounted for $159,000 of the increase. The growth came from both higher volumes and some selective fee increases. Other income was up $160,000 to $849,000 over 1997 results. Mortgage origination fees accounted for $136,000 of that increase as mortgage activity was significantly higher in 1998. Should interest rates increase, activity in mortgage originations would most likely decrease resulting in a decrease in those fees.

In 1997, income realized from service charges on deposit accounts increased $341,000 or 46.4% to $1,076,000 over $735,000 in 1996. The increase in income from fees and service charges was largely the result of the increase in deposit accounts due to the two former Wells Fargo branches as well as growth in the total number of interest bearing and noninterest bearing demand deposit accounts at all branches. Other income decreased $32,000
(4.4%) in 1997 versus 1996. Income from the sale and servicing of SBA loans was $119,000 in 1997 representing a decrease of $42,000 or 26.1% over $161,000 recognized in 1996. The Company is retaining the SBA loans in its portfolio rather than selling them.

Salaries and Benefits

Salary and benefits expenses increased $799,000 (10.5%) to $8,385,000 in 1998 from the level in 1997. Part of the higher expense was attributable to the full year effect in 1998 of the two branches purchased from Wells Fargo Bank in late February 1997 and the December 1998 opening of the new Westridge branch in Salinas. Additional staff has been added Company wide due to growth. At the end of 1998, the full time equivalent (FTE) staff was 197 versus 181 at the end of 1997. Components of salaries and benefits that increased significantly included; base salary and wages, $533,000 and benefits including employer taxes $224,000.

Salaries and employee benefits expense for 1997 was $7,586,000, an increase of 17.9% over the $6,437,000 incurred in 1996. The increase in 1997 primarily reflected the impact of increased headcount because of the purchase of the Wells Fargo branches and to accommodate growth in the Banks. In 1997, the FTE staff increased 36 positions from the end of 1996. Salaries and employee benefits in 1997 included approximately $175,000 of nonrecurring charges for restructuring related to the acquisition of Cypress Bank and $250,000 for a salary continuation plan.

Occupancy and Furniture and equipment

Premise and fixed asset related expenses were $1,975,000 in 1998. This was an increase of $286,000 over 1997. During 1998, the Company installed a wide area network, a Year 2000 compliant central computer and software system and upgraded many of its computer workstations. These enhancements provide the platform for growth, but contributed significantly to the increase in premise and fixed asset expenses. Other significant increases occurred in repairs and maintenance of equipment, janitorial and gardening and rent on leased quarters.

For 1997, premise and fixed asset related expenses increased $124,000 or 7.92% to $1,689,000. Most of the increase was related to the branch acquisition.

Other Expenses

Other  expenses   increased  $201,000  (6.1%)  to  $3,499,000  in  1998.  ATM expense was up $77,000 (51.3%) as the Banks added more locations and changed the service provider. Promotional expenses were up $51,000 (46.3%) as the Banks increased their advertising campaigns. Those two categories saw the largest changes from the prior year.

Other expenses were $3,298,000 in 1997 representing an increase of $185,000 or 5.9% from 1996 expenses of $3,113,000. The increase in 1997 was primarily related to increased supplies expense and amortization of intangibles related to the purchase of two branches in that year.

Provision for Taxes

The effective tax rate on income was 40.9%, 40.9%, and 37.9% in 1998, 1997 and 1996, respectively. The primary factor reducing the effective tax rate of the Company in 1996 was a change in the valuation allowance for the deferred tax assets of Cypress Bank. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,292,000, $1,213,000, and $1,030,000 in these years. Tax-exempt income of $190,000, $63,000, and none ($0) from investment securities in these years helped to reduce the effective tax rate.

(B)  Balance Sheet Analysis

Central Coast Bancorp's total assets at December 31, 1998 were $543,933,000 compared to $497,674,000 at December 31, 1997, representing an increase of 9.3%. The average balances of total assets of $499,354,000 in 1998 represent an increase of $58,341,000 or 13.2% over $441,013,000 in 1997.

Loans

The Banks concentrate their lending activities in four principal areas: commercial loans (including agricultural loans); installment loans; real estate-other loans and real estate construction loans (both commercial and personal). At December 31, 1998, these four categories accounted for
approximately   44%,   4%,  46%  and  6%  of  the  Banks'   loan   portfolio,
respectively,  as compared  to 49%,  3%, 42%,  and 6% at December  31,  1997.
Strong economic activity in the Banks' market area coupled with lower interest rates resulted in some shifting loan demands during 1998. While all loan categories reflect year over year growth from 1997 to 1998, the largest growth took place in the real estate-other category. Table Three summarizes the composition of the loan portfolio for the past five years as of December 31:



Table Three:  Loan Portfolio Composite

-----------------------------------------------------------------------------
In thousands
-----------------------------------------------------------------------------
                        1998        1997        1996       1995       1994
Commercial             $136,685    124,714    $111,545    $85,823    $78,627
Installment              11,545      9,349       8,230      5,677      6,445
Real Estate:
   Construction          19,929     14,645      27,997     24,852     24,076
   Other                144,685    107,354      93,241     79,644     74,769
-----------------------------------------------------------------------------
Total Loans             312,844    256,062     241,013    195,996    183,917
Allowance for
   Credit Losses        (4,352)    (4,223)     (4,372)    (4,446)    (4,068)
  Deferred Loans Fees     (674)      (568)       (649)      (550)      (583)
-----------------------------------------------------------------------------
Total                  $307,818   $251,271    $235,992   $191,000   $179,266
-----------------------------------------------------------------------------


The majority of the Bank's loans are direct loans made to individuals, local businesses and agri-businesses. The Bank relies substantially on local promotional activity, personal contacts by bank officers, directors and employees to compete with other financial institutions. The Bank makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Installment loans include a range of traditional consumer loan products offered by the Company such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. The construction loans are generally composed of commitments to customers within the Company's service area for construction of both commercial properties and custom and semi-custom single family residences. Other real estate loans consist primarily of loans to the Banks' depositors secured by first trust deeds on commercial and residential properties typically with short-term maturities and original loan to value ratios not exceeding 75%. In general, except in the case of loans with SBA guarantees, the Company does not make long-term mortgage loans; however, the Company has informal arrangements in place with mortgage lenders to assist customers in securing single-family mortgage financing.

Average net loans in 1998 were $271,590,000 representing an increase of $32,797,000 or 13.7% over 1997. The favorable economic conditions and lower interest rates provided the impetus for continuing loan growth. Average net loans of $238,793,000 in 1997 represented an increase of $35,676,000 or 17.6% from $203,117,000 in 1996.

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

Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totalling approximately $212.1 million at December 31, 1998. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgement, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Four sets forth nonaccrual loans and loans past due 90 days or more for December 31:

Table Four:  Non-Performing Loans

--------------------------------------------------------------------------------
In thousands                           1998     1997     1996    1995     1994
--------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Real estate                       $ 1,174    $   6   $   59   $  71  $     -
   Commercial                             73       73       60      35        -
   Installment and other                   -        -       90       -        6
--------------------------------------------------------------------------------
                                        1,247       79      209     106       6
--------------------------------------------------------------------------------
Nonaccrual:
   Real estate                           543      628      419     633    2,697
   Commercial                            333      188      184     194       99
   Installment and other                   -        -        1      24       33
--------------------------------------------------------------------------------
                                         876      816      604     851    2,829
--------------------------------------------------------------------------------
Total nonperforming loans            $ 2,123   $  895   $  813   $ 957  $ 2,835
================================================================================

Interest due but excluded from interest income on nonaccrual loans was approximately $45,000 in 1998, $7,000 in 1997 and $50,000 in 1996. In
1998, 1997 and 1996 interest income recognized from payments received on nonaccrual loans was $17,000, $7,000 and $619,000, respectively.

At December 31, 1998, the recorded investment in loans that are considered impaired was $727,000 of which $335,000 are included as nonaccrual loans above. Such impaired loans had a valuation allowance of $164,000. The average recorded investment in impaired loans during 1998 was $776,000. The Company recognized interest income on impaired loans of $64,000.

There were no troubled debt restructurings or loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 1998. Management is not aware of any potential problem loans, which were accruing and current at December 31, 1998, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Other real estate owned was $105,000 and $348,000 at December 31, 1997 and 1996, respectively (none at December 31, 1998).

Allowance for Loan Losses Activity

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

The allowance for credit losses totaled $4,352,000 or 1.39% of total loans at December 31, 1998 compared to $4,223,000 or 1.65% at December 31, 1997 and $4,372,000 or 1.81% at December 31, 1996. The decrease in the allowance as a percentage of total loans is primarily due to the increase in loan balances in a generally strong economic environment. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is prudent and adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Table Five summarizes, for the years indicated, the activity in the allowance for loan losses.


Table Five:  Allowance for Loan Losses

----------------------------------------------------------------------------------
For the year ended December 31      1998      1997      1996     1995      1994
(dollars in thousands)
----------------------------------------------------------------------------------

Average loans outstanding         $276,437 $243,593  $208,169  $178,012  $183,434
----------------------------------------------------------------------------------

Allowance for possible credit losses
   at beginning of period          $ 4,223   $4,372    $4,446   $ 4,068   $ 2,840

Loans charged off:
   Real estate                         (16)    (100)     (207)      (52)      (45)
    Installment                        (31)     (61)      (22)      (80)     (125)
    Commercial                        (130)    (279)     (391)     (302)     (413)
----------------------------------------------------------------------------------
                                      (177)    (440)     (620)     (434)     (583)
----------------------------------------------------------------------------------

Recoveries of loans previously
   Charged off:
   Real estate                          20       28        11         -         -
   Installment                          11       37        27        29        35
   Commercial                          116      162       156        88        31
----------------------------------------------------------------------------------
                                       147      227       194       117        66
----------------------------------------------------------------------------------
Net loans charged off                  (30)    (213)     (426)     (317)     (517)

Additions to allowance charged
  to operating expenses                159       64       352       695     1,745
----------------------------------------------------------------------------------

Allowance for possible loans
   Losses at end of period         $ 4,352  $ 4,223   $ 4,372   $ 4,446   $ 4,068
 ==================================================================================


Ratio of net charge-offs to
  Average loans outstanding          0.01%    0.09%     0.20%     0.18%     0.28%

Provision of allowance for possible
 credit losses to average
 loans outstanding                   0.06%    0.03%     0.17%     0.39%     0.95%

Allowance for possible credit losses to loans
 net of deferred fees at year end    1.39%    1.65%     1.82%     2.27%     2.22%
----------------------------------------------------------------------------------


As part of its loan review process, Management has allocated the overall allowance based on specific identified problem loans and historical loss data. Table Six summarizes the allocation of the allowance for loan losses at December 31, 1998 and 1997.





Table Six:  Allowance for Loan Losses by Loan Category

--------------------------------------------------------------------------
                                December 31, 1998        December 31, 1997
                                   Percent                    Percent
                                      of                         of
                                 loans in each              loans in each
                                   category                   category
                                      to                         to
(Dollars in thousands)         Amount total loans        Amount total loans
                                     loans                      loans
---------------------------------------------------------------------------
Commercial               $  3,416       43%       $   2,704       48%
Real estate                   678       52%             695       47%
Consumer                      139        3%             108        4%
Loans held for sale             -        2%               -        1%
---------------------------------------------------------------------------
Total allocated             4,233      100%           3,507      100%
Total unallocated             119                       716
---------------------------------------------------------------------------
   Total                 $  4,352                 $   4,223
---------------------------------------------------------------------------


Other Real Estate Owned

The Company did not have any properties in OREO at December 31, 1998. At the end of 1997, the Company had properties with a total value of $105,000 in OREO.

Deposits

Deposits at December 31, 1998 totaled $489,192,000 and were up $38,891,000 (8.6%) over the 1997 year-end balances. The increase in year-end total deposits is attributable to internal growth in noninterest-bearing demand, interest-bearing demand, savings and time deposit categories. At the end of 1997, total deposits were $450,301,000. That represented a $111,638,000 or 32.9% increase over the balances at December 31, 1996. Deposits in the two branches purchased from Wells Fargo Bank in February 1997 accounted for $55,025,000 of the increase. Those two branches realized growth of approximately $21,000,000 from the date of acquisition.

Equity

See Note 15 in the financial statements for a discussion of regulatory capital requirements. Management believes that the Company's capital is adequate to support anticipated growth, meet the cash dividend requirements of the Banks and meet the future risk-based capital requirements of the Banks and the Company.

Market Risk Management

Overview. The goal for managing the assets and liabilities of the Bank is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Bank to undue interest rate risk. The Board of Directors has overall responsibility for the Company's interest rate risk management policies. The Bank has an Asset and Liability Management Committee (ALCO) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Banks use simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 100 basis point rising rate forecast, a flat rate forecast and a 100 basis point falling rate forecast within a one year time frame. The Company's 1999 net interest income forecast is determined by utilizing a forecast balance sheet projected from year end 1998 balances.

The following assumptions were used in the modeling activity:
      Earning asset growth of 14.5% based on ending balances
      Loan growth of 11.4% based on ending balances
      Investment and funds sold growth of 16.7% based on ending balances Deposit growth of 12.8% based on ending balances
      Balance sheet target balances were the same for all rate scenarios

The following table summarizes the effect on net interest income of a +/- 100 basis point change in interest rates as measured against a flat rate (no change) scenario.

Table 7: Interest Rate Risk Simulation of Net Interest Income as of December 31, 1998

                                        Estimated Impact on
                                         1999 Net Interest
                                             Income
                                             ------
                                          (in thousands)

   Variation from flat rate scenario
        +100                                $  826
        -100                                (1,007)

The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

The Company also uses a second simulation scenario that rate shocks the balance sheet with an immediate parallel shift in interest rates of +/-100 basis points. This scenario provides estimates of the future market value of equity (MVE) and net interest income (NII). MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. The Bank measures the volatility of these benchmarks using a twelve month time horizon. Using the December 31, 1998 balance sheet as the base for the simulation, the following table summarizes the effect on net interest income of a +/-100 basis point change in interest rates:

Table 8:  Interest Rate Risk Simulation of NII as of December 31, 1998

                                        % Change          Change
                                          in NII          in NII
                                      from Current     from Current
                                    12 Mo. Horizon   12 Month Horizon
                                    --------------   ----------------
                                                        (in thousands)
              +100bp                        7.6%            $2,504
              -100bp                      ( 8.5%)          ($2,802)


These  results  indicate  that the  balance  sheet is asset  sensitive  since earnings increase when interest rates rise. The magnitude of the NII change is within the Company's policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

Gap analysis provides another measure of interest rate risk. The Company does not actively use gap analysis in managing interest rate risk. It is presented here for comparative purposes. Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Bank's current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps.

As reflected in Table Nine, at December 31, 1998, the Company is asset sensitive in all time frames except for the immediately repricing items. This gap position would indicate that as interest rates rise, the Bank's earnings should be favorably impacted and conversely, as interest rates fall, earnings should be adversely impacted. Because the deposit liabilities do not reprice immediately with changes in interest rates the Company is very asset sensitive. In 1998, Management began a program to diversify some of the Banks assets into longer term investment instruments that will help reduce earnings volatility in falling interest rate environments. As a result of this program, the interest rate sensitivity gap ratios in Table Nine as of December 31, 1998 show decreased asset sensitivity when compared to those as of December 31, 1997.








Table Nine:  INTEREST RATE SENSITIVITY DECEMBER 31,1998

---------------------------------------------------------------------------------------------------------------------
  Assets and Liabilities                                      Over three
  which Mature or Reprice:                     Next day       months and     Over one
                                              and within        within      and within         Over
      (In thousands)         Immediately     three months      one year     five years      five years     Total
---------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold                $ 4,202              $ -            $ -           $ -             $ -      $ 4,202
Investment securities               1,525           32,610         11,092        27,487          97,673      170,387
Loans, excluding
   nonaccrual loans
   and overdrafts                  10,104          204,938          8,919        78,346          13,062      315,369
---------------------------------------------------------------------------------------------------------------------
Total                            $ 15,831        $ 237,548       $ 20,011      $105,833       $ 110,735    $ 489,958
=====================================================================================================================
Interest bearing
   liabilities:
Interest bearing demand          $ 98,226              $ -            $ -           $ -             $ -     $ 98,226
Savings                           104,447                -              -             -               -      104,447
Time certificates                      14           43,703         81,983        10,950             112      136,762
Other Borrowings                        -                -              -             -               -            -
---------------------------------------------------------------------------------------------------------------------
Total                           $ 202,687         $ 43,703       $ 81,983      $ 10,950           $ 112    $ 339,435
=====================================================================================================================
Interest rate
   sensitivity gap             $ (186,856)       $ 193,845      $ (61,972)     $ 94,883       $ 110,623
Cumulative interest
   rate sensitivity gap        $ (186,856)         $ 6,989      $ (54,983)     $ 39,900       $ 150,523
Ratios:
Interest rate
   sensitivity gap                   0.08             5.44           0.24          9.67          988.71
Cumulative interest
   rate sensitivity gap              0.08             1.03           0.83          1.12            1.44
---------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
Ratios:
Interest rate
 sensitivity gap                     0.37             6.06           0.41          4.08          222.17
Cumulative interest
 rate sensitivity gap                0.37             1.35           1.13          1.35            1.39
----------------------------------------------------------------------------------------------------------------------


Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Banks assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 1998, were approximately $122,423,000 and $1,556,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 1998, consolidated liquid assets totaled $153.5 million or 28.2% of total assets as compared to $164.2 million or 33.0% of total consolidated assets on December 31, 1997. In addition to liquid assets, the subsidiary Banks maintain short term lines of credit with correspondent banks. At December 31, 1998, the Banks had $23,500,000 available under these credit lines. Additionally, the Banks are members of the Federal Home Loan Bank. At December 31, 1998, the Banks could have arranged for up to $17,114,000 in secured borrowings from the FHLB. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity  is  also  affected  by  portfolio  maturities  and the  effect  of interest rate fluctuations on the marketability of both assets and liabilities. In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In conjunction with the adoption of SFAS 133 the Banks reclassified all securities into the available-for-sale category. This enables the Banks to sell any of their unpledged securities to meet liquidity needs.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in Table Ten. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Table Ten:  Certificates of Deposit in Denominations of $100,000 or More

------------------------------------------------------------------
                                                      Year Ended
                                                      12/31/98
------------------------------------------------------------------
 Three months or less                                 $27,967,000

 Over three months through six months                  22,280,000

 Over six months through twelve months                 29,637,000

 Over twelve months                                     8,293,000
------------------------------------------------------------------
 Total                                                $88,177,000
------------------------------------------------------------------


Loan demand also affects the Bank's liquidity position. Table Eleven presents the maturities of loans at December 31, 1998.






Table Eleven:  Loan Maturities - December 31, 1998

---------------------------------------------------------------------------------------------------------
                                                 One year
                          One year               through                 Over
  (in thousands)          or less               five years            five years             Total
---------------------------------------------------------------------------------------------------------
  Commercial,
   financial and
   agricultural           $115,509,000           $ 20,334,000          $ 3,409,000          $139,252,000

  Real estate -
   construction             18,957,000                472,000              500,000            19,929,000

  Real estate -
    other                   78,889,000             57,864,000           11,533,000           148,286,000

  Installment                9,912,000              1,621,000               12,000            11,545,000

---------------------------------------------------------------------------------------------------------
  Total                   $223,267,000           $ 80,291,000         $ 15,454,000          $319,012,000
---------------------------------------------------------------------------------------------------------


 Loans shown above with maturities greater than one year include
$36,604,000 of floating interest rate loans and $59,141,000 of fixed rate loans.


The maturity distribution and yields of the investment portfolios are presented in Table Twelve which follows:

Table Twelve:  Securities  Maturities  and Weighted  Average Yields - December 31, 1998
---------------------------------------------------------------------------------------------------
                                                                                           Weighted
                                                Amortized Unrealized Unrealized   Market   Average
In thousands                                      Cost       Gain      Losses     Value     Yield
---------------------------------------------------------------------------------------------------
December 31, 1998
Available for sale Securities:
U.S. Treasury and agency securities
     Maturing within 1 year                       $13,976      $ 119        $ -   $ 14,095   6.16%
     Maturing after 1 year but within 5 years      27,248        239          -     27,487   6.16%
     Maturing after 5 years but within 10 years    20,037         15          -     20,052   6.27%
     Maturing after 10 years but within 15 years   19,486        118          -     19,604   6.08%
     Maturing after  15 years                      29,169        293          -     29,462   6.19%
State & Political Subdivision
     Maturing after 5 year but within 10 Years      3,159          9         10      3,154   4.06%
     Maturing after 10 year but within 15 Years    22,144         44        199     21,993   4.18%
     Maturing after 15 Years                        3,418         15         24      3,409   4.74%
Corporate Debt Securities
    Maturing within 1 year                         29,608          -          -     29,608   5.92%
Other                                               1,525          -          -      1,525       -
---------------------------------------------------------------------------------------------------
Total investment securities                     $ 169,770      $ 852      $ 235   $170,387   5.73%
===================================================================================================

The principal cash requirements of the Company are for expenses incurred in the support of administration and operations of the Banks. These cash requirements are funded through direct reimbursement billings to the Banks. For nonbanking functions, the Company is dependent upon the payment of cash dividends by the Banks to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating leases. (See Note 7 of the financial statements for the terms.) These commitments do not significantly impact operating results.

As of December 31, 1998, commitments to extend credit were the only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options etc. Loan commitments increased to $122,423,000 from $90,649,000 at December 31, 1997. The commitments represent 39.1% of total loans at year-end 1998 versus 35.4% a year ago.

Disclosure of Fair Value

The Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards Number 107, Disclosures about Fair Value of Financial Statements, requires the disclosure of fair value of most financial instruments, whether recognized or not recognized in the financial statements. The intent of presenting the fair values of financial instruments is to depict the market's assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur.

In determining fair values, the Company used the carrying amount for cash, short-term investments, accrued interest receivable, short-term borrowings and accrued interest payable as all of these instruments are short term in nature. Securities are reflected at quoted market values. Loans and deposits have a long term time horizon which required more complex calculations for fair value determination. Loans are grouped into homogeneous categories and broken down between fixed and variable rate instruments. Loans with a variable rate, which reprice immediately, are valued at carrying value. The fair value of fixed rate instruments is estimated by discounting the future cash flows using current rates. Credit risk and repricing risk factors are included in the current rates. Fair value for nonaccrual loans is reported at carrying value and is included in the net loan total. Since the allowance for loan losses exceeds any potential adjustment for nonaccrual valuation, no further valuation adjustment has been made.

Demand deposits, savings and certain money market accounts are short term in nature so the carrying value equals the fair value. For deposits that extend over a period in excess of four months, the fair value is estimated by discounting the future cash payments using the rates currently offered for deposits of similar remaining maturities.

At 1998 year end, the fair values calculated on the Bank's assets are .09% above the carrying values versus 1.08% above the carrying values at year end 1997.The change in the calculated fair value percentage relates to the securities and loan categories and is the result of changes in interest rates in 1998 (see Note 12 of the financial statements).

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

The Company is uncertain regarding the consequences of the Year 2000 (Y2K) issue on the future results of operations, liquidity and financial condition; but believes that failure to ensure that its systems are in compliance with Y2K requirements could have a material adverse effect on its business. As a result, the Company has made addressing Y2K issues a priority of management and the Board. Based upon actions implemented to date, the Company currently anticipates that it will be successful in addressing Y2K issues and anticipates no materially adverse processing problems. The Company is subject to examination by the Federal Deposit Insurance Corporation and the Federal Reserve Bank under their Y2K Phase I and Phase II programs. Management is not currently aware of any conditions cited as unsatisfactory by such federal bank regulatory agencies.

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

The Company has made disclosures to all existing and new customers regarding the importance of the Y2K issue and its relevance to the Company and the customer. The Company is conducting an ongoing effort to identify customers that represent material risk exposure to the institution, to evaluate their Y2K preparedness and risk to the Company and to implement appropriate risk controls.

The Company also continues to evaluate the cost to address Y2K issues. Most costs incurred to date are in conjunction with the planned replacement of systems. The cost of system replacements accelerated to meet Y2K requirements and Y2K project specific costs have not been significant to the operations of Company as a whole. Management estimates that the incremental cost of mitigating Year 2000 risk exclusive of management time that has been redirected to focus on this matter will be approximately $171 thousand.

Despite efforts undertaken to date and as projected, there can be no assurance that problems will not arise which could have an adverse impact upon the Company due, among other matters, to the complexities involved in computer programming related to resolution of Year 2000 problems and the fact that the systems of other companies on which Central Coast Bancorp and its subsidiaries, Bank of Salinas and Cypress Bank, may rely must also be corrected on a timely basis. Many phases of the Company's Y2K preparedness plan have been completed: the Company has identified, assessed and prioritized mission critical systems; developed Year 2000 testing strategies and plans; implemented a customer due diligence program; and tested most mission critical systems. But, delays, mistakes or failures in correcting Y2K system problems by other companies on which Central Coast Bancorp and its subsidiaries may rely, could have a significant adverse impact upon Central Coast Bancorp and its subsidiaries, Bank of Salinas and Cypress Bank, and their ability to mitigate the risk of adverse impact of Y2K problems for their customers.

The disclosure set forth above contains forward-looking statements. Specifically, such statements are contained in sentences including the words "expect" or "anticipate" or "could" or "should". Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward-looking statements. The factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the failure by third parties adequately to remediate Y2K issues or the inability of the Company to complete testing software changes on the time schedules currently expected. Nevertheless, the Company currently expects that its Y2K compliance efforts will be successful without material adverse effects on its business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is contained in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      Page
Independent Auditors' Report                                           44

Consolidated Balance Sheets, December 31, 1998 and 1997                45

Consolidated Statements of Income for the years ended
   December 31, 1998, 1997 and 1996                                    46

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                    47

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 1998, 1997 and 1996                        48

Notes to Consolidated Financial Statements                          49-66

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Central Coast Bancorp:

We have audited the accompanying consolidated balance sheets of Central Coast Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Coast Bancorp and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Salinas, California
January 25, 1999
   (February 26, 1999 as to the stock split information in Note 1)

CONSOLIDATED BALANCE SHEETS
CENTRAL COAST BANCORP AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------------------
December 31,                                                                           1998                         1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                      $ 44,684,000                 $ 39,891,000
  Federal funds sold                                                              4,202,000                   64,706,000
-------------------------------------------------------------------------------------------------------------------------
    Total cash and equivalents                                                   48,886,000                  104,597,000
  Securities:
    Available-for-sale                                                          170,387,000                   91,481,000
    Held-to-maturity (Market value: 1997, $39,105,000)                                    -                   39,048,000
  Loans held for sale                                                             6,168,000                    1,331,000
  Loans:
    Commercial                                                                  136,685,000                  124,714,000
    Real estate-construction                                                     19,929,000                   14,645,000
    Real estate-other                                                           144,685,000                  107,354,000
    Installment                                                                  11,545,000                    9,349,000
-------------------------------------------------------------------------------------------------------------------------
    Total loans                                                                 312,844,000                  256,062,000
    Allowance for credit losses                                                  (4,352,000)                  (4,223,000)
    Deferred loan fees, net                                                        (674,000)                    (568,000)
-------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                     307,818,000                  251,271,000
-------------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                     3,069,000                    2,001,000
  Accrued interest receivable and other assets                                    7,605,000                    7,945,000
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 543,933,000                $ 497,674,000
=========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Demand, noninterest bearing                                               $ 149,757,000                $ 126,818,000
    Demand, interest bearing                                                     98,226,000                   89,107,000
    Savings                                                                     104,447,000                   99,748,000
    Time                                                                        136,762,000                  134,628,000
-------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                              489,192,000                  450,301,000
  Accrued interest payable and other liabilities                                  3,542,000                    3,649,000
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                               492,734,000                  453,950,000
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 7 and 13)
Shareholders' Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 6,112,045  shares in 1998
     and 5,460,586 shares in 1997                                                41,104,000                   31,644,000
  Shares held in deferred compenstion trust ( 71,949 shares in 1998
    and none in 1997), net of deferred obligation                                         -                            -
  Retained earnings                                                               9,733,000                   11,979,000
  Accumulated other comprehensive income, net of taxes of $254,000
    in 1998 and $71,000 in 1997                                                     363,000                      101,000
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                             51,199,000                   43,724,000
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $ 543,933,000                $ 497,674,000
=========================================================================================================================

See notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME
CENTRAL COAST BANCORP AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                               1998                    1997                     1996
-------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans (including fees)                              $ 27,037,000           $ 24,828,000             $22,330,000
   Investment securities                                  7,473,000              5,823,000               4,936,000
   Other                                                  2,844,000              3,265,000               2,035,000
-------------------------------------------------------------------------------------------------------------------
       Total interest income                             37,354,000             33,916,000              29,301,000
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                  13,319,000             11,943,000               9,859,000
   Other                                                          -                 98,000                       -
------------------------------------------------------------------------------------------------------------------
       Total interest expense                            13,319,000             12,041,000               9,859,000
-------------------------------------------------------------------------------------------------------------------
Net Interest Income                                      24,035,000             21,875,000              19,442,000
Provision for Credit Losses                                (159,000)               (64,000)               (352,000)
-------------------------------------------------------------------------------------------------------------------
Net Interest Income after
   Provision for Credit Losses                           23,876,000             21,811,000              19,090,000
------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
   Service charges on deposits                            1,235,000              1,076,000                 735,000
   Other income                                             849,000                689,000                 721,000
------------------------------------------------------------------------------------------------------------------
      Total noninterest income                            2,084,000              1,765,000               1,456,000
------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
   Salaries and benefits                                  8,385,000              7,586,000               6,437,000
   Occupancy                                                970,000                889,000                 728,000
   Furniture and equipment                                1,005,000                800,000                 837,000
   Other                                                  3,499,000              3,298,000               3,113,000
------------------------------------------------------------------------------------------------------------------
     Total noninterest expenses                          13,859,000             12,573,000              11,115,000
------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                               12,101,000             11,003,000               9,431,000
Provision for Income Taxes                                4,948,000              4,500,000               3,571,000
------------------------------------------------------------------------------------------------------------------
       Net Income                                       $ 7,153,000            $ 6,503,000              $5,860,000
==================================================================================================================

Basic Net Income per Share                                   $ 1.18                 $ 1.09                  $ 1.01
Diluted Net Income per Share                                 $ 1.09                 $ 1.01                  $ 0.94
==================================================================================================================

See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF CASH FLOWS
CENTRAL COAST BANCORP AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                         1998                1997               1996
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
   Net income                                                             $ 7,153,000         $ 6,503,000         $5,860,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for credit losses                                              159,000              64,000            352,000
     Depreciation                                                             656,000             513,000            557,000
     Amortization and accretion                                                (6,000)           (369,000)           (42,000)
     Deferred income taxes                                                   (333,000)             31,000           (300,000)
     Gain on sale of securities                                               (58,000)                  -                  -
     Net (gain) loss on sale of equipment                                           -             (19,000)            52,000
     Gain on sale of other real estate owned                                  (20,000)            (21,000)           (87,000)
   Increase in accrued interest receivable and other assets                   129,000          (1,779,000)          (787,000)
   Increase in accrued interest payable and other liabilities                 364,000           1,939,000            606,000
   Increase (decrease) in deferred loan fees                                  106,000             (81,000)            99,000
-----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operations                                      8,150,000           6,781,000          6,310,000
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in interest-bearing
     deposits in financial institutions                                             -             999,000          3,493,000
   Proceeds from maturities of investment securities
        Available-for-sale                                                107,423,000          63,750,000                  -
        Held-to-Maturity                                                   20,959,000          41,882,000         56,969,000
   Proceeds from sale of available-for-sale securities                      9,119,000                   -                  -
   Purchase of investment securities
        Available-for-sale                                               (176,593,000)       (154,353,000)                 -
        Held-to-Maturity                                                            -         (10,181,000)       (48,161,000)
   Net change in loans held for sale                                       (4,837,000)           (884,000)            93,000
   Net increase in loans                                                  (56,812,000)        (15,723,000)       (45,485,000)
   Proceeds from sale of other real estate owned                              125,000             725,000            287,000
   Proceeds from sale of equipment                                                  -              31,000              1,000
   Capital expenditures                                                    (1,724,000)         (1,386,000)          (417,000)
-----------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                             (102,340,000)        (75,140,000)       (33,220,000)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                        38,891,000         111,638,000         12,574,000
   Net increase (decrease) in short-term borrowings                          (289,000)            289,000                  -
   Proceeds from sale of stock                                                264,000             380,000            319,000
   Shares repurchased under stock repurchase plan                            (374,000)                  -                  -
   Fractional shares repurchased                                              (13,000)             (8,000)            (5,000)
-----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                           38,479,000         112,299,000         12,888,000
-----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                         (55,711,000)         43,940,000        (14,022,000)
Cash and equivalents, beginning of year                                   104,597,000          60,657,000         74,679,000
-----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                                        $ 48,886,000        $104,597,000       $ 60,657,000
=============================================================================================================================
NONCASH INVESTING AND FINANCING ACTIVITIES:
In 1997 and 1996 the Company obtained $461,000 and $42,000, respectively of real estate (OREO) in connection with foreclosures of delinquent loans (none in 1998).  In 1998 stock option exercises and stock repurchases totalling $384,000 were performed through a "stock for stock" exercise under the Company's deferred compensation plan (see Note 11).
-----------------------------------------------------------------------------------------------------------------------------
OTHER CASH FLOW INFORMATION:
   Interest paid                                                         $ 13,100,000         $11,367,000         $9,852,000
   Income taxes paid                                                        4,619,000           3,497,000          4,063,000
=============================================================================================================================
See Notes to Consolidated Financial Statements

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
CENTRAL COAST BANCORP AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated Other
                                                                                            Comprehensive
                                                                                               Income -
                                                                                            Net Unrealized
                                                                                          Gain on Available-
Years Ended December 31,                           Common Stock                Retained        For-Sale
1998, 1997 and 1996                            Shares          Amount          Earnings       Securities         Total
----------------------------------------------------------------------------------------------------------------------------
 Balances, January 1, 1996                      4,759,601      $ 25,860,000     $ 4,056,000             $ -    $ 29,916,000
    Net income and comprehensive income                 -                 -       5,860,000               -       5,860,000
    10% stock dividend                            475,960         4,440,000      (4,440,000)              -               -
    Shares repurchased                               (816)           (5,000)              -               -          (5,000)
    Stock options and warrants
      exercised                                   106,789           319,000               -               -         319,000
    Tax benefit of stock options
      exercised                                         -           242,000               -               -         242,000
----------------------------------------------------------------------------------------------------------------------------
 Balances, December 31, 1996                    5,341,534        30,856,000       5,476,000               -      36,332,000
    Net income                                          -                 -       6,503,000               -       6,503,000
    Changes in unrealized gains
       on securities available for sale,
       net of taxes of $71,000                         -                 -               -         101,000         101,000
                                                                                                            ----------------
    Comprehensive income                                                                                          6,604,000
                                                                                                            ----------------
    Shares repurchased                               (434)           (8,000)              -               -          (8,000)
    Stock options and warrants
      exercised                                   119,486           380,000               -               -         380,000
    Tax benefit of stock options
      exercised                                         -           416,000               -               -         416,000
----------------------------------------------------------------------------------------------------------------------------
 Balances, December 31, 1997                    5,460,586        31,644,000      11,979,000         101,000      43,724,000
    Net income                                          -                 -       7,153,000               -       7,153,000
    Changes in unrealized gains
       on securities available for sale,
       net of taxes of $223,000                         -                 -               -         320,000         320,000
    Reclassification adjustment for
       gains included in income,
       net of taxes of $40,000                          -                 -               -         (58,000)        (58,000)
                                                                                                            ----------------
    Comprehensive income                                -                 -               -                       7,415,000
                                                                                                            ----------------
    10% stock dividend                            546,059         9,399,000      (9,399,000)                              -
    Stock options and warrants
      exercised                                   153,019           647,000               -               -         647,000
    Shares repurchased                            (47,619)         (770,000)                                       (770,000)
    Tax benefit of stock options                                                                                          -
      exercised                                         -           183,000               -               -         183,000
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                     6,112,045      $ 41,103,000     $ 9,733,000        $ 363,000    $ 51,199,000
----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTRAL COAST BANCORP AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

Bank of Salinas operates five full service branches in the Salinas Valley and Cypress Bank operates three full service branches on the Monterey Peninsula, serving small and medium sized business customers, as well as individuals. The Banks focus on business loans and deposit services to customers throughout Monterey.

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

Earnings per share. Basic earnings per share is computed by dividing net income by the weighted average of common shares outstanding for the period (6,037,000, 5,966,000 and 5,814,000 in 1998, 1997 and 1996, respectively).
Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (546,000, 485,000 and 401,000 in 1998, 1997 and 1996, respectively). All earnings per share information has been adjusted retroactively for stock dividends of 10% in July 1996 and January 1998, a 3-for-2 stock split in March 1997 and a 5-for-4 stock split in January 1999.

Stock split. On January 25, 1999 the Board of Directors declared a 5-for-4 stock split, which was distributed on February 26,1999, to shareholders of record as of February 8, 1999. All share and per share data including stock option and warrant information have been retroactively adjusted to reflect the stock split.

Comprehensive income. In 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Such amounts have been reported in the accompanying statements of shareholders' equity.

Segment reporting. In 1998 the Company adopted Financial Accounting Standards Statement (FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that since all of the commercial banking products and services offered by the Company are available in each of the Company's wholly-owned bank subsidiaries, their operations are located  within  the  same  economic  environment  and  management  does  not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Banks and report them as a single operating segment.

Reclassification of investment securities. Effective July1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In connection with the adoption of SFAS 133 the Company reclassified certain securities with an amortized cost of $18,085,000 and a fair value of $18,202,000 from held-to-maturity to available-for-sale. Adoption of this statement did not have any other impact on the Company's consolidated financial position and had no impact on the Company's results of operations or cash flows.

NOTE 2. ACQUISITION OF CYPRESS COAST BANK. On May 31, 1996, the Company completed its acquisition of Cypress Coast Bank ("Cypress") whereby Cypress became a subsidiary of the Company and continues to operate from its offices in Seaside and Marina. Cypress shareholders received shares of common stock of the Company in a tax-free exchange. At May 31, 1996,
Cypress had unaudited total assets of $46.9 million, including $29.8 million in net loans and total unaudited liabilities of $42.7 million, including $42.5 million in deposits. The transaction has been accounted for as a pooling-of-interests.

NOTE 3. BRANCH ACQUISITION. On February 21, 1997, the Bank of Salinas purchased certain assets and assumed certain liabilities of the Gonzales and Castroville branch offices of Wells Fargo Bank. As a result of the transaction the Bank assumed deposit liabilities ($34 million), received cash ($31 million), and acquired tangible assets ($1 million). This transaction resulted in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

NOTE 4. CASH AND DUE FROM BANKS. The Company, through its bank subsidiaries, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. At December 31, 1998 the Company maintained reserves of approximately $7,584,000 in the form of vault cash and balances at the Federal
 Reserve to satisfy regulatory requirements.


NOTE 5. SECURITIES. THE SCHEDULED MATURITIES AND WEIGHTED AVERAGE YIELDS OF THE COMPANY'S INVESTMENT SECURITIES PORTFOLIO AS OF DECEMBER 31, 1998 AND 1997 ARE AS FOLLOWS:

---------------------------------------------------------------------------------------------------
                                                                                           Weighted
                                                Amortized Unrealized Unrealized   Market   Average
In thousands                                      Cost       Gain      Losses     Value     Yield
---------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
Available for sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                       $13,976      $ 119        $ -   $ 14,095   6.16%
     Maturing after 1 year but within 5 years      27,248        239          -     27,487   6.16%
     Maturing after 5 years but within 10 years    20,037         15          -     20,052   6.27%
     Maturing after 10 years but within 15 years   19,486        118          -     19,604   6.08%
     Maturing after  15 years                      29,169        293          -     29,462   6.19%
State & Political Subdivision
     Maturing after 5 year but within 10 Years      3,159          9         10      3,154   4.06%
     Maturing after 10 year but within 15 Years    22,144         44        199     21,993   4.18%
     Maturing after 15 Years                        3,418         15         24      3,409   4.74%
Corporate Debt Securities
    Maturing within 1 year                         29,608          -          -     29,608   5.92%
Other                                               1,525          -          -      1,525       -
---------------------------------------------------------------------------------------------------
Total investment securities                     $ 169,770      $ 852      $ 235   $170,387   5.73%
===================================================================================================
DECEMBER 31, 1997
Available for sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                       $32,861        $ -        $ 5   $ 32,856   5.68%
     Maturing after 1 year but within 5 years      48,410        184          7     48,587   6.16%
Corporate Debt Securities
     Maturing within 1 year                        10,034          -          -     10,034   5.05%
Other                                                   4                                4       -
---------------------------------------------------------------------------------------------------
       Total available for sale                   $91,309      $ 184       $ 12   $ 91,481   5.87%
---------------------------------------------------------------------------------------------------
Held to maturity securities:
U.S. Treasury and
   agency securities
     Maturing within 1 year                       $27,484        $ 7       $ 11   $ 27,480   5.60%
     Maturing after 1 year but within 5 years       8,495         66          2      8,559   6.34%
     Maturing after 5 years but within 10 years        20          -          -         20   9.05%
     Maturing after 10 years                          857          6          9        854   7.00%
State & Political Subdivision
     Maturing after 5 years but within 10 years     2,192          -          -      2,192   5.60%
---------------------------------------------------------------------------------------------------
       Total held to maturity                     $39,048       $ 79       $ 22   $ 39,105   5.79%
---------------------------------------------------------------------------------------------------
Total investment securities                     $ 130,357      $ 263       $ 34   $130,586   5.85%
===================================================================================================


At December 31, 1998 and 1997, securities with a book value of $56,936,000 and $57,289,000 were pledged as collateral for deposits of public funds and other purposes as required by law or contract.

U.S. Treasury Securities with a market value of $9,119,000 and an amortized cost of $9,061,000 were sold during the fiscal year ended December 31, 1998. There were no sales of securities in 1997 or 1996.

NOTE 6. LOANS AND ALLOWANCE FOR CREDIT LOSSES. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, the ultimate recovery of which is generally dependent on the successful operation, sale or refinancing of real estate, totaling approximately $212 million. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, appropriate provisions for losses are recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

The activity in the allowance for credit losses is summarized as follows:

In thousands                         1998              1997           1996
---------------------------------------------------------------------------
   Balances, beginning of year   $  4,223          $  4,372       $  4,446
   Provision charged to expense       159                64            352
   Loans charged off                 (177)             (440)          (620)
   Recoveries                         147               227            194
---------------------------------------------------------------------------
   Balance, end of year          $  4,352          $  4,223       $  4,372
===========================================================================


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

Management believes that the allowance for credit losses at December 31, 1998 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Nonperforming loans at December 31 are summarized below:

----------------------------------------------------------------------------------------------------------------------
In thousands                                                                           1998                      1997
----------------------------------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Real estate                                                                      $ 1,174                       $ 6
   Commercial                                                                            73                        73
   Installment and other                                                                  -                         -
----------------------------------------------------------------------------------------------------------------------
                                                                                      1,247                        79
----------------------------------------------------------------------------------------------------------------------
Nonaccrual:
   Real estate                                                                          543                       628
   Commercial                                                                           333                       188
   Installment and other                                                                  -                         -
----------------------------------------------------------------------------------------------------------------------
                                                                                        876                       816
----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                           $ 2,123                     $ 895
======================================================================================================================


Interest due but excluded from interest income on nonaccrual loans was approximately $45,000, $7,000 and $50,000 in 1998, 1997 and 1996 respectively.
In 1998, 1997 and 1996, interest income recognized from payments received on nonaccrual loans was $17,000, $7,000 and $619,000, respectively.

At December 31, 1998 and 1997, the recorded investment in loans that are considered impaired under SFAS No. 114 was $727,000 and $996,000 of which $335,000 and $816,000 are included as nonaccrual loans above. Such impaired loans had valuation allowances totalling $164,000 and $200,000 based on the estimated fair values of the collateral The average recorded investment in impaired loans during 1998 and 1997 was $776,000 and $829,000. The Company recognized interest income on impaired loans of $64,000 and $33,000 in 1998 and 1997, respectively.

      Other real estate owned included in other assets was $105,000 at December 31, 1997 (none at December 31, 1998).

NOTE 7. PREMISES AND EQUIPMENT. premises and equipment at december 31 are summarized as follows:

---------------------------------------------------------------------------------
In thousands                                              1998              1997
---------------------------------------------------------------------------------
Land                                                    $  145           $   145
Building                                                   460               478
Furniture and equipment                                  5,641             4,073
Leasehold improvement                                    1,310             1,161
---------------------------------------------------------------------------------
                                                         7,556             5,857
Accumulated depreciation and amortization               (4,487)           (3,856)
---------------------------------------------------------------------------------
Premises and equipment, net                            $ 3,069          $  2,001
---------------------------------------------------------------------------------


The Company's facilities leases expire in October 1999 through November 2008 with options to extend for three to fifteen years. These include three facilities leased from shareholders at terms and conditions which management believes are consistent with the market. Rental rates are adjusted annually for changes in certain economic indices. Rental expense was approximately $456,000, $422,000 and $406,000, including lease expense to shareholders of $134,000, $152,000 and $174,000 in 1998, 1997 and 1996,
respectively. The minimum annual rental commitments under these leases, including the remaining rental commitment under the leases to shareholders, are as follows:

--------------------------------------------------------------------------------
                                                                    Operating
In thousands                                                         Leases
--------------------------------------------------------------------------------
     1999                                                             $     519
     2000                                                                   240
     2001                                                                   236
     2002                                                                   231
     2003                                                                   141
     Thereafter                                                             492
--------------------------------------------------------------------------------
Total                                                                $    1,859
--------------------------------------------------------------------------------


NOTE 8. INCOME TAXES. The provision for income taxes is as follows:

------------------------------------------------------------------------------
In thousands                       1998              1997            1996
------------------------------------------------------------------------------
   Current:
     Federal                      $    3,946       $    3,255        $  2,830
     State                             1,335            1,214           1,041
------------------------------------------------------------------------------
     Total                             5,281            4,469           3,871
------------------------------------------------------------------------------
   Deferred:
     Federal                           (290)               32           (289)
     State                              (43)              (1)            (11)
------------------------------------------------------------------------------
     Total                             (333)               31           (300)
------------------------------------------------------------------------------
   Total                          $    4,948       $    4,500        $  3,571
------------------------------------------------------------------------------


A reconciliation of the Federal income tax rate to the effective tax rate is as follows:

-----------------------------------------------------------------------------------
                                           1998           1997             1996
-----------------------------------------------------------------------------------
   Statutory Federal income tax rate        35.0%           35.0%            35.0%
   State income taxes (net of
     Federal income tax benefit)             7.1%            7.2%             7.6%
   Change in the valuation allowance
     for deferred tax assets                     -               -           (4.0%)
   Tax exempt interest income               (0.8%)          (0.8%)                -
   Other                                    (0.4%)          (0.5%)           (0.7%)
-----------------------------------------------------------------------------------
   Effective tax rate                       40.9%           40.9%            37.9%
-----------------------------------------------------------------------------------



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, respectively, are presented below:

--------------------------------------------------------------------------------
In thousands                                         1998              1997
--------------------------------------------------------------------------------

Deferred Tax assets (liabilities):
   Provision for credit losses                      $   1,680          $  1,609
   State income taxes                                     263               185
   Salary continuation plan                               265               165
   Excess serving rights                                   86               110
   Unrealized gain on
     available-for-sale securities                       (253)              (71)
   Accrual to cash adjustments                             30                45
   Interest on nonaccrual loans                            35                22
   Depreciation and amortization                          254               161
   Other                                                    1                 3
--------------------------------------------------------------------------------
Net deferred tax asset                              $   2,361          $  2,229
--------------------------------------------------------------------------------

NOTE 9. DETAIL OF OTHER EXPENSE. Other expense for the years ended December 31, 1998, 1997 and 1996 consists of the following:

--------------------------------------------------------------------------------
In thousands                             1998             1997             1996
--------------------------------------------------------------------------------
   Professional fees                  $   461          $   358          $   454
   Customer expenses                      431              340              379
   Data processing                        386              334              330
   Marketing                              335              302              345
   Stationary and supplies                326              466              319
   Shareholder and director               262              249              284
   Amortization of intangibles            257              209                -
   Insurance                              196              180              176
   Dues and assessments                   109              123               65
   Other                                  736              737              761
--------------------------------------------------------------------------------
Total                                $  3,499         $  3,298         $  3,113
--------------------------------------------------------------------------------

NOTE 10. STOCK PURCHASE WARRANTS. During 1995 and 1994, warrants were issued in connection with the sale of the Company's common stock at a rate of one warrant for every share of stock purchased. The warrants are exercisable at $4.18 and expire on June 30, 1999. During 1998, 1997 and 1996, respectively 15,868 , 5,875 and 30,157 warrants were exercised and at December 31, 1998, 137,995 warrants were outstanding.

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

Activity under the stock option plans adjusted for stock dividends and stock splits is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                        Weighted
                                                                                                         Average
                                                            Shares           Price per share              Price
--------------------------------------------------------------------------------------------------------------------

   Balances, January 1, 1996                                 899,573         $ 1.42    -      7.05           $ 3.30
     Granted (wt. avg. fair value $2.91 per share)           441,375           8.04    -     10.42            10.33
     Canceled                                                (24,853)          1.42    -      6.18             3.32
     Exercised                                               (87,311)          1.42    -      4.72             2.23
--------------------------------------------------------------------------------------------------------------------
   Balances, December 31, 1996                             1,228,784           1.42    -     10.42             5.65
     Granted (wt. avg. fair value $3.46 per share)            37,812           9.94    -     16.50            11.14
     Expired                                                 (95,738)          2.32    -      9.82             8.37
     Exercised                                              (125,558)          1.42    -      6.18             2.85
--------------------------------------------------------------------------------------------------------------------
   Balances, December 31, 1997                             1,045,300           2.32    -     16.50             5.94
     Granted (wt. avg. fair value $5.60 per share)            68,125          15.40    -     18.80            16.71
     Expired                                                 (22,000)          9.82    -      9.82             9.82
     Exercised                                              (137,150)          2.32    -      9.82             4.24
--------------------------------------------------------------------------------------------------------------------
   Balances, December 31, 1998                               954,275         $ 2.32    -     18.80           $ 6.86
--------------------------------------------------------------------------------------------------------------------

Additional information regarding options outstanding as of December 31, 1998 is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                   Options Outstanding                                    Options Exercisable
                                   --------------------------------------------------------------------------
                                              Weighted Average
                                                  Remaining         Weighted                              Weighted
         Range of                 Number         Contractual        Average             Number             Average
      Exercise Prices          Outstanding      Life (years)     Exercise Price       Exercisable      Exercise Price
-----------------------------------------------------------------------------------------------------------------------
                       (C)
          $2.32  -     2.32           343,235              0.1            $ 2.32              343,235           $ 2.32
           4.72  -     6.17           178,321              5.5              5.84              156,361             5.91
           8.04  -     9.94           359,594              7.9              9.67              242,591             9.67
          15.40       18.80            73,125              9.4             16.87                2,269            16.50
-----------------------------------------------------------------------------------------------------------------------
          $2.32  -    18.80           954,275              4.1            $ 6.86              744,456           $ 5.51
-----------------------------------------------------------------------------------------------------------------------

At December 31, 1998, 797,360 shares were available for additional grants.

401(k) Savings Plan

The Company has a 401(k) Savings Plan under which eligible employees may elect to make tax deferred contributions from their annual salary, to a maximum established annually by the IRS. The Company matches 20% of the employees' contributions. The Company may make additional contributions to the plan at the discretion of the Board of Directors. All employees meeting age and service requirements are eligible to participate in the Plan. Company contributions vest after 3 years of service. Company contributions during 1998, 1997 and 1996 which are funded currently, totaled $68,000, $56,000 and $46,000, respectively.

Salary Continuation Plan

In 1996 the Company established a salary continuation plan for five officers which provides for retirement benefits upon reaching age 63. During 1997 two of such officers terminated their employment with the Company without vesting in the plan. The Company accrues such post-retirement benefits over the vesting periods (of five or ten years) based on a discount rate of 7.5%. In the event of a change in control of the Company, the officers' benefits will fully vest. The Company recorded compensation  expense of $225,000,  $117,000  and $250,000 in 1998,  1997 and
1996, respectively. Accrued compensation payable under the salary continuation plan totaled $592,000 and $367,000 at December 31, 1998 and 1997, respectively.

Deferred Compensation Plan

In 1998 the Company established a deferred compensation plan for the benefit of the Board of Directors and certain officers. In addition to the deferral of compensation, the plan allows participants the opportunity to defer taxable income derived from the exercise of stock options. The participant's may, after making an election to defer receipt of the option shares for a specified period of time, use a "stock-for-stock" exercise to tender to the Company mature shares with a fair value equal to the exercise price of the stock options exercised. The Company simultaneously delivers new shares to the participant equal to the value of shares surrendered and the remaining shares under option are placed in a trust administered by the Company, to be distributed in accordance with the terms of each participant's election to defer. During 1998, 22,430 shares with a fair value of approximately $384,000 were tendered to the Company using a "stock-for-stock" exercise and, at December 31, 1998, 71,949 shares (with a fair value of approximately $1,158,000 at December 31, 1998) were held in the Deferred Compensation Trust.

Additional Stock Plan Information

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with
Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, four years following vesting; average stock volatility of 16.5%; risk free interest rates ranging from 4.52% to 5.77%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $6,957,000 ($1.15 basic and $1.06 diluted earnings per share, $6,345,000 ($1.06 basic and $0.98 diluted earnings per share) and $5,348,000 ($0.92 basic and $0.86 diluted per share) in 1998, 1997 and 1996, respectively. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

NOTE 12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

-------------------------------------------------------------------------------
                               December 31,1998            December 31,1997
                              Carrying   Estimated        Carrying   Estimated
In thousands                   Amount   Fair Value         Amount   Fair Value
-------------------------------------------------------------------------------

FINANCIAL ASSETS
Cash and cash equivalents     $ 48,886     $48,886        $104,597    $104,597
Securities                     170,387     170,387         130,529     130,586
Loans held for sale              6,168       6,208           1,331       1,453
Loans, net                     307,818     308,253         251,271     256,361

FINANCIAL LIABILITIES
Demand deposits                247,983     247,983         215,925     215,925
Time deposits                  136,762     137,559         134,628     135,542
Savings deposits               104,447     104,447          99,748      99,748
Other borrowings                     -           -             289         289
-------------------------------------------------------------------------------


The following estimates and assumptions were used to estimate the fair value of the financial instruments.

Cash and cash equivalents - The carrying amount is a reasonable estimate of fair value.

Securities - Fair values of securities are based on quoted market prices or dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

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

Demand, time and savings deposits - The fair value of noninterest-bearing and adjustable rate deposits and savings is the amount payable upon demand at the reporting date. The fair value of fixed-rate interest-bearing deposits with fixed maturity dates was estimated by discounting the cash flows using rates currently offered for deposits of similar remaining maturities.

Off-balance sheet instruments - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair values of such off-balance sheet instruments were not significant at December 31, 1998 and 1997 and, therefore, have not been included in the table above.

NOTE 13. COMMITMENTS AND CONTINGENCIES. In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including loan commitments of approximately $122,423,000 and standby letters of credit and financial guarantees of $1,556,000 at December 31, 1998. The Bank does not anticipate any losses as a result of these transactions.

Approximately $23,177,000 of loan commitments outstanding at December 31, 1998 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans. Many of these loan commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements.

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


NOTE 14.  RELATED  PARTY  LOANS.  The Company  makes  loans to  officers  and directors and their associates subject to loan committee approval and ratification by the Board of Directors. These transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than normal risk of collectibility. An analysis of changes in related party loans for the year ended December 31, 1998 is as follows:

--------------------------------------------------------------------------------
Beginning Balance          Additions           Repayments        Ending Balance
--------------------------------------------------------------------------------
$9,119,000                $11,817,000          $14,728,000        $6,208,000
--------------------------------------------------------------------------------

Committed lines of credit, undisbursed loans and standby letters of credit to directors and officers at December 31, 1998 were approximately
$4,820,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and a minimum leverage ratio of Tier 1 capital to average assets (as defined).
Management believes, as of December 31, 1998 that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1998 and 1997, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table shows the Company's and the Banks' actual capital amounts and ratios at December 31, as well as the minimum capital ratios to be categorized as "well capitalized" under the regulatory framework:

                                                                                         To Be Categorized
                                                                                       Well Capitalized Under
                                                              For Capital                 Promt Corrective
                                     Actual                Adequacy Purposes:           Action Provisions:
                                 ----------------          ------------------           ------------------
                               Amount         Ratio       Amount           Ratio       Amount           Ratio
                               ------         -----       ------           -----       ------           -----

AS OF DECEMBER 31, 1998:
Total Capital (to Risk Weighted Assets):
   Company                     53,588,000       14.8%      29,004,000         8.0%               N/A
   Bank of Salinas             45,996,000       14.3%      25,796,000         8.0%     32,245,000         10.0%
   Cypress Bank                 5,203,000       14.1%       2,950,000         8.0%      3,687,000         10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Company                     49,326,000       13.6%      14,502,000         4.0%               N/A
   Bank of Salinas             42,196,000       13.1%      12,898,000         4.0%     19,347,000         6.0%
   Cypress Bank                 4,743,000       12.9%       1,475,000         4.0%      2,212,000         6.0%
Tier 1 Capital (to Risk Average Assets)
   Company                     49,326,000        9.9%      19,935,000         4.0%               N/A
   Bank of Salinas             42,196,000        9.4%      18,014,000         4.0%     22,518,000         5.0%
   Cypress Bank                 4,743,000        8.2%       2,300,000         4.0%      2,874,000         5.0%
AS OF DECEMBER 31, 1997:
Total Capital (to Risk Weighted Assets):
   Company                     45,782,000       15.2%      24,046,000         8.0%               N/A
   Bank of Salinas             38,887,000       14.5%      21,514,000         8.0%     26,892,000         10.0%
   Cypress Bank                 5,012,000       14.6%       2,739,000         8.0%      3,423,000         10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Company                     41,968,000       14.0%      12,023,000         4.0%               N/A
   Bank of Salinas             35,501,000       13.2%      10,757,000         4.0%     16,135,000         6.0%
   Cypress Bank                 4,584,000       13.4%       1,369,000         4.0%      2,054,000         6.0%
Tier 1 Capital (to Risk Average Assets)
   Company                     41,968,000        9.6%      17,570,000         4.0%               N/A
   Bank of Salinas             35,501,000        8.9%      15,869,000         4.0%     19,837,000         5.0%
   Cypress Bank                 4,584,000        8.8%       2,084,000         4.0%      2,605,000         5.0%


The ability of the Company to pay cash dividends in the future will largely depend upon the cash dividends paid to it by its subsidiary Banks. Under State and Federal law regulating banks, cash dividends declared by a Bank in any calendar year generally may not exceed its net income for the preceding three fiscal years, less distributions to the Company, or its retained earnings. Under these provisions, and considering minimum regulatory capital requirements, the amount available for distribution from the Banks to the Company was approximately $17,747,000 as of December 31, 1998.

The Banks are subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Banks are prohibited from lending to the Company unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Banks are limited to 10% of Bank shareholders' equity, or a combined maximum of $4,863000 at December 31, 1998. No such advances were made during 1998 or 1997.
















NOTE 16. CENTRAL COAST BANCORP (PARENT COMPANY ONLY)
THE  CONDENSED  FINANCIAL  STATEMENTS  OF CENTRAL  COAST  BANCORP  FOLLOW (IN
THOUSANDS):
CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------
December 31,                                          1998                1997
-------------------------------------------------------------------------------

Assets:
   Cash - interest bearing account with Bank   $     2,339            $    191
   Investment in Banks                              48,629              41,841
   Premises and equipment, net                       1,506                 491
   Other Assets                                        549               1,916
-------------------------------------------------------------------------------
    Total assets                               $    53,023          $   44,439
-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
   Liabilities                                 $     1,824            $    715
   Shareholders Equity                              51,199              43,724
-------------------------------------------------------------------------------
    Total liabilities and shareholders' equity $    53,023          $   44,439
-------------------------------------------------------------------------------



CONDENSED INCOME STATEMENTS

-------------------------------------------------------------------------------
Years ended December 31,                    1998            1997          1996
-------------------------------------------------------------------------------
   Management fees                     $   5,957      $    3,624       $   840
   Other income                                2              11             -
   Cash dividends received
    from the Banks                         1,500           2,000           500
-------------------------------------------------------------------------------
     Total income                          7,459           5,635         1,340
   Operating expenses                      7,435           6,386         1,737
-------------------------------------------------------------------------------
   Income(loss) before income taxes and equity in
     undistributed net income of Banks        23            (751)         (397)
   Provision (credit) for income            (604)         (1,125)         (352)
   Equity in undistributed
     net income of Banks                   6,526           6,129         5,905
-------------------------------------------------------------------------------
  Net income (loss)                        7,153           6,503         5,860
  Other comprehensive income                 262             101             -
-------------------------------------------------------------------------------
  Comprehensive income                 $   7,415      $    6,604      $  5,860
-------------------------------------------------------------------------------




















CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                           1998                1997               1996
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash:
Operations:
   Net income                                                     $   7,153           $   6,503          $   5,860
   Adjustments to reconcile net
     income to net cash provided (used)
     by operations:
     Equity in undistributed
       net income of Banks                                           (6,526)             (6,129)            (5,905)
     Depreciation                                                       213                  71                  1
     (Increase) decrease in other assets                              1,367               (656)              (522)
     Increase (decrease) in liabilities                               1,292                 450                 80
-------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by operations                           3,499                 239              (486)
-------------------------------------------------------------------------------------------------------------------
Investing Activities -
   Capital expenditures                                             (1,228)               (494)               (69)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
   Short-term borrowings                                                  -                   -                  -
   Fractional shares repurchased                                       (13)                 (8)                (5)
   Stock repurchases                                                  (374)
   Stock options and warrants exercised                                 264                 380                319
-------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by financing activities                 (123)                 372                314
-------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash                                  2,148                 117              (241)
   Cash balance, beginning of year                                      191                  74                315
-------------------------------------------------------------------------------------------------------------------
   Cash balance, end of year                                      $   2,339            $    191            $    74
-------------------------------------------------------------------------------------------------------------------


NOTE 17. SELECTED QUARTERLY INFORMATION (UNAUDITED)

In thousands (except per share data)
--------------------------------------------------------------------------------------------------------
                                                  1998                               1997
                                    --------------------------------   ---------------------------------
Three months ended                  Dec.31  Sep.30  June.30 Mar.31     Dec.31   Sep.30  June.30 Mar.31
--------------------------------------------------------------------------------------------------------
Interest revenue                     $9,498  $9,583  $9,281  $8,992     $8,993   $8,737  $8,554  $7,632
Interest expense                      3,211   3,358   3,415   3,335      3,305    3,125   2,999   2,612
--------------------------------------------------------------------------------------------------------
Net interest revenue                  6,287   6,225   5,866   5,657      5,688    5,612   5,555   5,020
Provision for credit losses              78      40      24      17         64        -       -       -
--------------------------------------------------------------------------------------------------------
Net interest revenue after
  credit losses provision             6,209   6,185   5,842   5,640      5,624    5,612   5,555   5,020
Total noninterest revenues              670     490     530     394        531      428     420     386
Total operating expenses              3,635   3,314   3,458   3,452      3,180    3,200   3,244   2,949
--------------------------------------------------------------------------------------------------------
Income before taxes                   3,244   3,361   2,914   2,582      2,975    2,840   2,731   2,457
Income taxes                          1,284   1,391   1,205   1,068      1,216    1,155   1,123   1,006
--------------------------------------------------------------------------------------------------------
Net income                            1,960   1,970   1,709   1,514      1,759    1,685   1,608   1,451
--------------------------------------------------------------------------------------------------------
Per common share:
   Basic earnings per share           $0.32   $0.33   $0.28   $0.25      $0.29    $0.28   $0.27   $0.25
   Diluted earnings per share          0.30    0.30    0.26    0.23       0.27     0.26    0.25    0.23
--------------------------------------------------------------------------------------------------------
Price range per common share:
    High                             $16.10  $18.50  $20.41  $19.20     $16.45   $18.18  $17.00  $17.82
    Low                               14.40   13.20   16.50   14.55      14.00    16.18   12.36   11.45
--------------------------------------------------------------------------------------------------------


The principal market on which the Company's common stock is traded is the Nasdaq National Market. The earnings per share and high and low common share prices in the preceding table have been adjusted retroactively for stock dividends of 10% in July 1996 and January 1998, a 3-for-2 stock split in March 1997 and a 5-for-4 stock split in January 1999.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

      The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


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

            (3.2)       Bylaws, as amended.

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

             (10.19)    Lease agreement dated March 7, 1997, related to
                        484 Lighthouse Avenue, Monterey, California incorporated by reference from Exhibit 10.19 to the Company's 1997 Annual Report on Form 10K
                        filed with the Commission on march 27, 1998.

              (21.1) The Registrant's only subsidiaries are its wholly-owned subsidiaries, Bank of Salinas and Cypress Bank.

              (23.1)    Independent auditor's consent

              (27.1)    Financial Data Schedule


            *Denotes    management    contracts,    compensatory   plans   or
            arrangements.


      (b)   Reports on Form 8-K. - none




An Annual Report for the fiscal year ended December 31, 1998, and Notice of Annual Meeting and Proxy Statement for the Company's 1999 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   CENTRAL COAST BANCORP

Date: March 20, 1999    By: /S/ NICK VENTIMIGLIA
                           ----------------------------
                            Nick Ventimiglia,  President and Chief
                            Executive Officer (Principal Executive Officer)

Date: March 20, 1999    By: /S/ ROBERT STANBERRY
                           ----------------------------
                            Robert Stanberry, Chief Financial Officer
                            (Principal Accounting and Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                           Title                          Date
---------                           -----                          ----
/S/ C. EDWARD BOUTONNET             Director                      3/20/99
-----------------------
(C. Edward Boutonnet)

                                    Director                      3/20/99
-----------------------
(Bradford G. Crandall)

/S/ ALFRED P. GLOVER                Director                      3/20/99
-----------------------
(Alfred P. Glover)

                                    Director                      3/20/99
-----------------------
(Michael T. Lapsys)

/S/ ROBERT M. MRAULE                Director                      3/20/99
-----------------------
(Robert M. Mraule)

/S/ DUNCAN L. MCCARTER              Director                      3/20/99
-----------------------
(Duncan L. McCarter)

/S/ LOUIS A. SOUZA                  Director                      3/20/99
-----------------------
(Louis A. Souza)

/S/ MOSE E. THOMAS                  Director                      3/20/99
-----------------------
(Mose E. Thomas)

/S/ NICK VENTIMIGLIA               Chairman,Presidentand CEO      3/20/99
-----------------------
(Nick Ventimiglia)






                              EXHIBIT INDEX

Exhibit                                                     Sequential
Number                        Description                  Page Number
------                        -----------                  -----------

3.2         Bylaws, as amended.                                   74

23.1        Independent auditors' consent.                        90

27.1        Financial Data Schedule.                              91