Form 10-Q
period 1999-03-31
CENTRAL COAST BANCORP
filed 1999-05-14
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

For the Quarterly Period Ended     March 31, 1999    .

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

                   Commission File No. 0-25418 .
                                       ---------
                        CENTRAL COAST BANCORP
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


           California                                 77-0367061
-------------------------------                  -----------------------
(State or other jurisdiction of                  (IRS Employer ID Number)
incorporation or organization)


  301 Main Street, Salinas, California.                      93901  .
----------------------------------------                   ----------
 (Address of principal executive offices)                  (Zip code)


                                (831) 422-6642 .
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

                                 not applicable
                    ---------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes X   No
                                           ----   ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


No par value Common Stock - 6,504,812 shares outstanding at April 29,1999.


                                   Page 1 of 22
                 The Index to the Exhibits is located at Page 20



                         PART I - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS:
                     CENTRAL COAST BANCORP AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(In thousands)                                 March 31, 1999  December 31,1998
                                               --------------  ----------------


Assets
  Cash and due from banks                           $ 36,938     $ 44,684
  Federal funds sold                                       -        4,202
                                                    ---------    ---------
    Total cash and equivalents                        36,938       48,886

  Available-for-sale securities                      165,961      170,387
  Loans held for sale                                  5,291        6,168

  Loans:
    Commercial                                       129,350      136,685
    Real estate-construction                          21,854       19,929
    Real estate-other                                157,984      144,685
    Installment                                       11,659       11,545
    Deferred loan fees, net                             (728)        (674)
                                                    ---------    ---------
       Total loans                                   320,119      312,170
    Allowance for loan losses                         (4,398)      (4,352)
                                                    ---------    ---------
  Net Loans                                          315,721      307,818
                                                    ---------    ---------

  Premises and equipment, net                          3,239        3,069
  Accrued interest receivable and other assets         8,854        7,605
                                                    ---------    --------
Total assets                                        $536,004     $543,933
                                                    =========    ========
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                     $122,272     $149,757
    Demand, interest bearing                          93,176       98,226
    Savings                                          101,558      104,447
    Time                                             158,462      136,762
                                                    ---------    --------
       Total Deposits                                475,468      489,192
  Accrued interest payable and other liabilities       8,389        3,542
                                                    ---------    --------
Total liabilities                                    483,857      492,734
                                                    ---------    --------
  Commitments and contingencies (Note 2)
  Shareholders' Equity:
    Preferred stock - no par value; authorized
     1,000,000 shares; no shares issued
    Common stock - no par value; authorized
     25,000,000 shares;
     issued and outstanding: 6,490,327 shares at
     March 31, 1999
     and 6,112,045 shares at December 31, 1998        41,106       41,103
    Shares held in deferred compensation trust
     (247,148 at March 31, 1999 and 71,949 at
     December 31, 1998), net of deferred obligation        -            -
    Retained earnings                                 11,457        9,733
    Accumulated other comprehensive income - net of
     deferred obligation
     taxes of $289,000 at March 31, 1999 and
     $254,000 at December 31,1998                       (416)         363
                                                     --------    ---------
Shareholders' equity                                  52,147       51,199
                                                     --------    ---------
Total liabilities and shareholders' equity          $536,004     $543,933
                                                     ========    =========

See notes to Consolidated Condensed Financial Statements



                     CENTRAL COAST BANCORP AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(In thousands)
Three Months Ended March 31,                  1999           1998
                                              ----           ----

Interest Income
   Loans (including fees)                    $7,140          $6,267
   Investment securities                      2,249           1,780
   Other                                         73             945
                                           -----------    ------------
       Total interest income                  9,462           8,992
                                           -----------    ------------
Interest Expense
   Interest on deposits                       3,086           3,334
   Other                                         27               1
                                           -----------    ------------
       Total interest expense                 3,113           3,335
                                           -----------    ------------
Net Interest Income                           6,349           5,657
Provision for Loan Losses                       127              17
                                           -----------    ------------
Net Interest Income after
   Provision for Loan Losses                  6,222           5,640
                                           -----------    ------------

Noninterest Income                              542             394
                                           -----------    ------------
Noninterest Expenses
   Salaries and benefits                      2,331           2,155
   Occupancy                                    280             219
   Furniture and equipment                      291             195
   Other                                        921             883
                                           -----------    ------------
       Total other expenses                   3,823           3,452
                                           -----------    ------------
Income Before Income Taxes                    2,941           2,582
Provision for Income Taxes                    1,216           1,068
                                           -----------    ------------
       Net Income                            $1,725          $1,514
                                           ===========    ============

Basic Earnings per Share                      $0.27           $0.25
Diluted Earnings per Share                    $0.26           $0.23

See Notes to Consolidated Condensed Financial Statements



                     CENTRAL COAST BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
Three Months Ended March 31,                    1999            1998
                                                ----            ----

  Cash Flows from Operations:
   Net income                                $1,725           $1,514
   Reconciliation of net income to net
   cash provided  by operating activities:

     Provision for credit losses                127               17
     Net gain on sale of fixed assets             -               (1)
     Depreciation                               212              139
     Amortization and accretion                  77             (100)
     (Increase) decrease in accrued interest
      receivable and other assets              (919)              53
     Increase in accrued interest
      payable and other liabilities           1,107              367
     (Increase) decrease in deferred
      loan fees                                  54              (50)
                                             ----------      ----------
       Net cash provided by operations        2,383            1,939
                                             ----------      ----------
  Cash Flows from Investing Activities:
   Purchases of investment securities       (87,498)         (62,166)
   Proceeds from maturities
    of investment securities                 90,738           61,780
   Net change in loans held for sale            877             (877)
   Net (increase) decrease in loans          (8,084)           5,056
   Proceeds from sale of fixed assets             -                1
   Capital expenditures                        (382)            (267)
                                             ----------      ----------
       Net cash provided (used) in
       investing activities                  (4,349)           3,527
                                             ----------      ----------
  Cash Flows from Financing Activities:
   Net decrease in deposit accounts         (13,724)         (13,984)
   Net increase (decrease) in short-term
    borrowings                                3,740             (288)
   Proceeds from sale of stock                  810               39
   Shares repurchased                          (808)             (13)
                                             ----------      ----------
       Net cash used by financing activities (9,982)         (14,246)
                                             ----------      ----------

   Net decrease in cash and equivalents     (11,948)          (8,780)
  Cash and equivalents, beginning of period  48,886          104,597
                                             ----------      ----------
  Cash and equivalents, end of period       $36,938          $95,817
                                             ==========      ==========

  Other Cash Flow Information:
   Interest paid                            $ 3,092          $ 2,612
   Income taxes paid                            224                -


See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1999 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1999 and December 31, 1998, the results of operations for the three month periods ended March 31, 1999 and 1998, and cash flows for the three month periods ended March 31, 1999 and 1998.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders. The results of operations for the three month periods ended March 31, 1999 and 1998 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the carrying value of other real estate owned. Management uses information provided by an independent loan review service in connection with the determination of the allowance for loan losses.


2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $125,601,000 and standby letters of credit of $1,135,000 at March 31, 1999. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1999.

Approximately $18,783,000 of loan commitments outstanding at March 31, 1999 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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


3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (6,360,000 for the three month period ended March 31, 1999, and 6,008,000 for the three month period ended March 31, 1998).
Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (329,000 for the three month period ended March 31, 1999 and 534,000 for the three month period ended March 31, 1998).


4.  COMPREHENSIVE EARNINGS

In 1998, Central Coast Bancorp adopted Statement of Financial Accounting Standards No. 130,"Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Such amounts are as follows:


                                                Three Months Ended
                                                      March 31,
(In thousands)                                   1999          1998
                                                 ----          ----

Net Earnings                                   $ 1,725        $ 1,514
Other comprehensive loss - net unrealized
    loss on available-for-sale securities.        (779)          (115)
                                              ---------    ----------
Total comprehensive earnings                   $   946        $ 1,399
                                              =========    ==========


5.     STOCK DIVIDEND

On January 25, 1999 the Board of Directors declared a five-for-four stock split, which was distributed on February 26, 1999, to shareholders of record as of February 8, 1999. All share and per share data have been retroactively adjusted to reflect the stock dividend.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Changes to such risks and uncertainties, which could impact future financial performance, include, among others:(1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in the operating market areas of the Company and the Banks; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) effects of possible Year 2000 problems. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business this report should be read in conjunction with Central Coast Bancorp's annual report on Form 10-K for the year ended December 31, 1998.

Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within the Management's Discussion and Analysis.

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

Overview

Central Coast Bancorp, holding company for Bank of Salinas and Cypress Bank, reported record first quarter earnings of $1,725,000 for the three months ended March 31,1999. The earnings reflect a 13.9% increase over the $1,514,000 reported for the first quarter of 1998. Diluted earnings per share for the first quarters of 1999 and 1998 were $0.26 and $0.23, respectively.

Assets of the Company totaled $536,004,000 at March 31, 1999 for an increase of $50,810,000 (10.5%) from March 31, 1998 ending balances and a decrease of $7,929,000 (1.5%) from December 31, 1998 balances. Due to seasonal variations of the Company's agribusiness customers, it is normal for the Company to experience a decline in assets in the first quarter of each year from year-end balances. March 31, 1998 total assets reflected a decrease of $12,480,000 (2.5%) from the December 31, 1997 ending assets of $497,674,000.

For the first quarter of 1999, the Company had annualized return on assets of 1.32% and return on equity of 13.57% versus 1.27% and 13.70%, respectively, for the first quarter of 1998. Central Coast Bancorp ended the first quarter of 1999 with a Tier 1 capital ratio of 14.4% and a total risk-based capital ratio of 15.7%.

The following table provides a summary of the major elements of income and expense for the periods indicated.

                                                             Percentage
                                                             Change
                                     Three months ended      Increase
                                          March 31,         (Decrease)
(In thousands)                         1999         1998
                                       ----         ----      --------
Interest income (1)                $   9,638      $ 9,007         7%
Interest expense                       3,113        3,335        (7%)
                                    ---------     --------   --------
  Net interest income                  6,525        5,672        15%
Provision for loan losses                127           17       647%
                                    ---------     --------   --------
  Net interest income after
    provision for loan losses          6,398        5,655        13%
Noninterest income                       542          394        38%
Noninterest expense                    3,823        3,452        11%
                                    ---------     --------   --------
  Net income before income taxes       3,117        2,597        20%
Tax equivalent adjustment                176           15      1073%
Income taxes                           1,216        1,068        14%
                                    ---------     --------   --------

  Net income                         $ 1,725       $1,514        14%
                                    =========     ========   ========

1) Interest on tax-free securities is
reported on tax equivalent basis.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Banks' earnings. The following table provides a summary of the components of net interest income and the changes within the components for the periods indicated. The second table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.


                                                   (Unaudited)
                                          Three months ended March 31,
(Taxable Equivalent Basis)                              1999                                      1998
                                             Avg.                    Avg.             Avg.                   Avg.
(In thousands, except percentages)         Balance      Interest    Yield           Balance        Interest Yield

Assets:
Earning Assets
  Loans (1) (2)                           $ 309,892      $ 7,140     9.3%          $ 245,425      $ 6,267   10.4%
  Taxable investments                       127,466        1,894     6.0%            119,377        1,750    6.0%
  Tax-exempt securities (tax equiv.basis)     32,314          531     6.7%              2,127           45    8.6%
  Federal funds sold                          6,230           73     4.8%             70,211          945    5.5%
                                            -------      -------                     -------        -----
Total Earning Assets                        475,902      $ 9,638     8.2%            437,140      $ 9,007    8.4%
Cash & due from banks                        42,400      -------                      37,718        -----
Other assets                                 10,578                                   10,100
                                            -------                                  -------
                                          $ 528,880                                $ 484,958
                                            =======                                  =======
Liabilites & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                         $  93,030        $ 354     1.5%          $  86,596      $   422    2.0%
  Savings                                   108,843          891     3.3%             99,572          942    3.8%
  Time deposits                             147,048        1,841     5.1%            142,025        1,970    5.6%
  Other borrowings                            2,252           27     4.9%                 61            1    6.6%
                                            -------      -------                     -------        -----
Total interest bearing liabilities          351,173        3,113     3.6%            328,254        3,335    4.1%
Demand deposits                             122,259      -------                     108,580        -----
Other Liabilities                             3,882                                    3,308
                                             -------                                 -------
Total Liabilities                           477,314                                  440,142
Shareholders' Equity                         51,566                                   44,816
                                            -------                                  -------
                                          $ 528,880                                $ 484,958
Net interest income & margin (3)            =======      $ 6,525     5.6%            =======      $ 5,672    5.3%
                                                         =======     ====                           =====    ====

1 Loan interest income includes fee income of $241,000 and $244,000 for the three month periods ended March 31, 1999 and 1998, respectively.
2 Includes the average allowance for loan losses of $4,364,000 and $4,207,000 and average deferred loan fees of $719,000 and $548,000 for the three months ended March 31, 1999 and 1998, respectively.
3 Net interest margin is computed by dividing net interest income by the total average earning assets.



Volume/Rate Analysis
(in thousands) Three Months Ended March 31, 1999 over 1998
Increase (decrease) due to change
in:

Interest-earning assets:                      Rate       Net
                                   Volume     (4)      Change
                                   ------    -----      -----


   Net Loans (1)(2)                $1,653   $(780)     $ 873
   Taxable investment securities      118      26        144
   Tax exempt investment
    securities(3)                     640    (154)       486
   Federal funds sold                (868)     (4)      (872)
                                   ------    -----      -----
     Total                          1,543    (912)       631
                                   ------    -----      -----
Interest-bearing liabilities:

   Demand deposits                     32    (100)       (68)
   Savings deposits                    87    (138)       (51)
   Time deposits                       69    (198)      (129)
   Other borrowings                    36     (10)        26
                                   ------     ----      -----
     Total                            224    (446)      (222)
                                   ------    -----      -----
Interest differential              $1,319  $ (466)     $ 853
                                   ======    =====      =====



1. The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
2. Loan fees of $241,000 and $244,000 for the quarters ended March 31, 1999 and 1998, respectively have been included in the interest income computation.
3. Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 1999 and 1998.
4. The rate / volume variance has been included in the rate variance.


First quarter 1999 net interest income of $6,525,000 was a 15.0% increase of $853,000 over the same period in 1998. Interest income increased $631,000 (7.0%) as a result of an 8.9% increase in average earning assets. The growth in earning assets was due to increases of $64,467,000 (26.3%) in average loans outstanding and $38,276,000 (31.5%) in average investment securities offset in part by a decrease of $63,981,000 (91.1%) in average balances of Federal
Funds sold. The average rate received on Federal Funds sold decreased from 5.5% in the first quarter of 1998 to 4.8% for the same period in 1999.The change in mix from Federal Funds sold in 1998 to longer term securities including tax-exempt municipal bonds in the later part of 1998 and the first quarter of 1999 helped to stabilize interest income. The increase in tax exempt municipal investments results in an increased tax benfit, as reflected in the increase in the tax equivalent adjustment of 1073% from $15,000 in 1998 to 176,000 in 1999.
 The positive effect on earnings of the higher balances in earning assets was also offset in part by a 110 basis point decrease in the average yield received on loans from 10.4% in the first quarter of 1998 to 9.3% in the first quarter of 1999. The 75 basis point decrease in the prime interest rate in the last half of 1998 as well as competitive pricing pressures caused this change. Due to a 50 basis point decrease in average rates paid offset in part by a $22,919,000 (7.0%) increase in balances of interest bearing liabilities, interest expense was down $222,000 (6.7%) in the first quarter of 1999 versus the same period in 1998. The net interest margin increased to 5.6% for the first quarter of 1999 from 5.3% in the year earlier period.

Provision for Loan Losses

The Banks provided $127,000 for loan losses in the first quarter of 1999 versus $17,000 in 1998. Net charge-offs for all loans in the first quarter of 1999 totaled $81,000 versus $39,000 in the year earlier period. The additional provision in 1999 was made as a result of increases in loan balances.



Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $542,000 in the first quarter of 1999, which was up
$148,000 (37.6%) over the same period in 1998. Service charges on deposits were up $58,000 (21.5%) due to higher volumes and some selective fee increases implemented in the second and fourth quarters in 1998. Also, fees from mortgage originations increased
$55,000 (271%) on quarter over quarter basis as the Company added another commissioned mortgage lending officer.

Noninterest Expense

First quarter 1999 noninterest expense increased $371,000 to $3,823,000 from the first quarter 1998 results. Salary and employee benefits increased $176,000 (8.2%) due to increased staff for the Westridge branch which opened in December 1998, additional staff due to growth, higher commissions on mortgage originations, higher benefit costs and normal salary increases. On a quarter over quarter basis, premise and fixed asset expenses were higher by $157,000 (37.9%). Costs associated with the Westridge branch, the new computer system and network upgrades installed in the second half of 1998 were the major factors contributing to the increased premise and fixed asset expenses. The overhead efficiency ratio for the first quarter of 1999 was 55.5% as compared to 57.0% in the same quarter of 1998.

Provision for Income Taxes

The Company recorded income tax expense of $1,216,000 in the first quarter of 1999 versus $1,068,000 in the first quarter of 1998.
The effective tax rate for the three months ended March 31, 1999 is 41.3%, which is essentially unchanged from the year earlier results.

Loans

Ending loan balances at March 31, 1999 were $320,119,000, which was an increase of $7,949,000 from year-end 1998 balances. The March 31, 1999 loan balances were $69,670,000 (28%) higher than the year earlier totals. All categories of loans were higher on year over year basis. Loan demand remains strong heading into the second quarter of 1999.

Nonperforming Assets

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

The following is a summary of nonperforming assets:



(In thousands)                                March 31,     December 31,
                                                1999           1998
                                                ----           ----
Past due 90 days or more and still accruing
   Real estate                                $    71       $  1,174
   Commercial                                   1,104             73
   Installment and other                            -              -
                                                -----        -------
                                                1,175          1,247
                                                -----        -------
Nonaccrual:
   Real estate                                    622            543
   Commercial                                      70            333
   Installment and other                            -              -
                                                -----        -------
                                                  692            876
                                                -----        -------
Total nonperforming loans                       1,867          2,123
                                                -----        -------
Other real estate owned                            61              -
                                                -----        -------
Total nonperforming assets                    $ 1,928       $  2,123
                                                =====        =======

Allowance for loan losses as a percentage of      236%           205%
nonperforming loans
Nonperforming loans to total loans               0.58%          0.68%


Nonperforming loans decreased $256,000 during the first quarter of 1999. This decrease coupled with a small increase in the allowance for loan losses resulted in the improvement in the coverage ratio of the allowance for loan losses to nonperforming loans from 205% at year-end to 236%. Overall loan quality remains high.

Allowance for Loan Losses

The allowance for loan losses reflects management's judgement as to the level considered adequate to absorb probable losses inherent in the loan portfolio. The allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon information currently available to analyze loan loss potential, including (1) the loan portfolio balance in the period;
(2) a comprehensive grading and review of new and existing loans outstanding; (3) actual previous charge-offs; and, (4) changes in economic conditions.

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

Management believes that the allowance for loan losses at March
31,1999 is adequate, based on information currently available.
However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

(In thousands)                                 Three months
                                             ended March 31,
                                            1999         1998
                                            ----         ----

Beginning balance                       $   4,352     $   4,223
 Provision charged to expense                 127            17
 Loans charged off                            (90)          (69)
 Recoveries                                     9            30
                                          -------       -------
Ending balance                          $   4,398     $   4,201
                                          =======       =======
Ending loan portfolio                   $ 320,119     $ 250,449
                                          =======       =======

Allowance for loan losses as percentage     1.37%         1.68%
of ending loan portfolio


Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Banks assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31,1999 were approximately $125,601,000 and $1,135,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans available for sale.
On March 31, 1999 consolidated liquid assets totaled $163.6 million or 30.6% of total assets as compared to $153.5 million or 28.2% of total consolidated assets on December 31, 1998. In addition to liquid assets, the Banks maintain lines of credit with correspondent banks for up to $60,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company's total shareholders' equity was $52,147,000 at March
31, 1999 compared to $51,199,000 at December 31, 1998.

The Company and the Banks are subject to regulations issued by the Board of Governors and the FDIC which require maintenance of a certain level of capital.

A bankinig organization's total qualifying capital includes two components, core capital(Tier 1 capital) and supplementary capital (Tier 2 capital).
Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. The Company's major capital components are shareholders' equity and TPS in core capital, and the allowance for loan losses and subordinated debt in supplementary capital.

The following table shows the Company's actual capital amounts and ratios at March 31, 1999 and December 31, 1998 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                     For Capital
                                                           Actual                 Adequacy Purposes
                                                     Amount      Ratio          Amount         Ratio
                                                     -----------------          --------------------

As of March 31, 1999
Total Capital (to Risk Weighted Assets):           55,414,000    15.7%         28,321,000      8.0%
Tier 1 Capital (to Risk Weighted Assets):          51,118,000    14.4%         14,160,000      4.0%
Tier 1 Capital (to Average Assets):                51,118,000     9.7%         21,155,000      4.0%

As of December 31, 1998:
Total Capital (to Risk Weighted Assets):           53,588,000    14.8%         29,004,000      8.0%
Tier 1 Capital (to Risk Weighted Assets):          49,326,000    13.6%         14,502,000      4.0%
Tier 1 Capital (to Average Assets):                49,326,000     9.9%         19,935,000      4.0%



Year 2000

As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date  value. In brief, many existing
application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g.,"95"is stored on the system and represents the year
1995). As a result, the year 1999 (i.e., "99") could  be  the
maximum date value  these   systems  will  be  able  to  accurately
process. This is not just a banking problem, as corporations around the world and in all industries are similarly impacted.

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

All mission critical systems have been identified by the Company, and the Company is currently testing, or developing contingency plans, for each. The term "mission critical" refers to an application or system that is vital to the successful continuance of core business activity. Significantly all mission critical hardware and software utilized by the Company are provided by third parties. This requires that the Company is in close contact with relevant vendors and contractors as it conducts testing and contingency planning. Testing on the Company's mission critical systems is substantially complete and monitoring of vendor and customer relationships is ongoing.

The Company has made disclosures to all existing and new customers regarding the importance of the Y2K issue and its relevance to the Company and the customer. The Company is conducting an ongoing effort to identify customers that represent material risk exposure to the institution, to evaluate their Y2K preparedness and risk to the Company and to implement appropriate risk controls.

The Company also continues to evaluate the cost to address Y2K issues. Most costs incurred to date are in conjunction with the planned replacement of systems. The cost of system replacements accelerated to meet Y2K requirements and Y2K project specific costs have not been significant to the operations of Company as a whole. Management estimates that the incremental cost of mitigating Year 2000 risk exclusive of management time that has been redirected to focus on this matter will be approximately $171,000.

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

The disclosure set forth above contains forward-looking statements. Specifically, such statements are contained in sentences including the words "expect" or "anticipate" or "could" or "should". Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward-looking statements. The factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the failure by third parties to remedy Y2K issues or the inability of the Company to complete testing software changes on the time schedules currently expected. Nevertheless, the Company currently expects that its Y2K compliance efforts will be successful without material adverse effects on its business.

                   Item 3. MARKET RISK MANAGEMENT

The reader is referred to Item 7A of the Company's 1998 Annual
Report on Form 10-K for information on market risk. There have been no significant changes since December 31, 1998.

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

                None.

Item 5.     Other information.

                None.

Item 6.     Exhibits and reports on Form 8-K.

(a)   Exhibits

           (2.1) Agreement and Plan of Reorganization and Merger by and between Central Coast Bancorp, CCB Merger Company and Cypress Coast Bank dated as of December 5,1995, incorporated by reference from Exhibit 99.1 to Form 8-K filed with the Commission on December 7, 1995.

           (3.1) Articles of Incorporation, incorporated by reference from Exhibit 4.8 to Registration Statement on Form S-8 No. 33-89948, filed with the Commission on March 3, 1995.

           (3.2) Bylaws, as amended, incorporated by reference from the Company's 1998 Annual Report on Form 10K filed with the Commission on March 29,1999.

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



      (b)  Reports on Form 8-K  None

SIGNATURES
---------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 29, 1999                      CENTRAL COAST BANCORP


                                    By:   /S/ ROBERT M. STANBERRY
                                          ----------------------------
                                         (Chief Financial Officer,
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                     Description                  Page

27.1                       Financial Data Schedule       21