Form 10-Q
period 1999-06-30
CENTRAL COAST BANCORP
filed 1999-08-16
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

For the Quarterly Period Ended     June 30, 1999    .

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

                    Commission File No. 0-25418 .
                                       ----------
                        CENTRAL COAST BANCORP
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


      California                              77-0367061
--------------------------------         ----------------------
(State or other jurisdiction of         (IRS Employer ID Number)
 incorporation or organization)


 301 Main Street, Salinas, California.                     93901 .
-----------------------------------------                 ---------
(Address of principal executive offices)                  (Zip code)


                           (831) 422-6642 .
                   -----------------------------
                   (Registrants telephone number,
                          including area code)

                            not applicable
          ------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes__X__  N0____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 6,456,255 shares outstanding at July 29, 1999.

                             Page 1 of 26
           The Index to the Exhibits is located at Page 24




                                   PART 1-FINANCIAL INFORMATION
                                   Item 1. FINANCIAL STATEMENTS:
                              CENTRAL COAST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                          June 30, 1999   December 31, 1998
                                                                           -----------     ------------
(In thousands)


Assets
  Cash and due from banks                                                     $ 48,052         $ 44,684
  Federal funds sold                                                                 -            4,202
                                                                         --------------    -------------
     Total cash and equivalents                                                 48,052           48,886

  Available-for-sale securities                                                156,704          170,387
  Loans held for sale                                                            5,324            6,168

  Loans:
    Commercial                                                                 140,039          136,685
    Real estate-construction                                                    27,036           19,929
    Real estate-other                                                          177,817          144,685
    Installment                                                                 11,110           11,545
    Deferred loan fees, net                                                       (914)            (674)
                                                                         --------------    -------------
        Total loans                                                            355,088          312,170
    Allowance for loan losses                                                   (4,882)          (4,352)
                                                                         --------------    -------------
  Net Loans                                                                    350,206          307,818
                                                                         --------------    -------------

  Premises and equipment, net                                                    3,156            3,069
  Accrued interest receivable and other assets                                   9,311            7,605
                                                                         --------------    -------------
Total assets                                                                 $ 572,753        $ 543,933
                                                                         ==============    =============
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                              $ 130,226        $ 149,757
    Demand, interest bearing                                                   108,578           98,226
    Savings                                                                    106,389          104,447
    Time                                                                       158,979          136,762
                                                                         --------------    -------------
        Total Deposits                                                         504,172          489,192
  Accrued interest payable and other liabilities                                16,914            3,542
                                                                         --------------    -------------
Total liabilities                                                              521,086          492,734
                                                                         --------------    -------------
Commitments and contingencies (Note 2)
Shareholders Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 6,477,369 shares at June 30, 1999
    and 6,112,045 shares at December 31, 1998                                   40,141           41,103
  Shares held in deferred compensation trust (247,148 at June 30, 1999
    and 71,949 at December 31,1998), net of deferred obligation                      -                -
  Retained earnings                                                             13,451            9,733
  Accumulated other comprehensive income - net of
    taxes of $1,338,000 at June 30,1999 and $254,000 at December 31, 1998       (1,925)             363
                                                                         --------------    -------------
Shareholders' equity                                                            51,667           51,199
                                                                         --------------    -------------
Total liabilities and shareholders' equity                                   $ 572,753        $ 543,933
                                                                         ==============    =============
See Notes to Consolidated Condensed Financial Statements


                                                   CENTRAL COAST BANCORP AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                             Three months ended June 30,          Six months ended June 30,

(In thousands)                              1999               1998               1999                 1998


Interest Income
   Loans (including fees)                     $ 7,686            $ 6,669            $ 14,827             $ 12,936
   Investment securities                        2,343              2,027               4,591                3,807
   Other                                            2                585                  75                1,530
                                       ---------------    ---------------    ----------------    -----------------
       Total interest income                   10,031              9,281              19,493               18,273
                                       ---------------    ---------------    ----------------    -----------------
Interest Expense
   Interest on deposits                         3,180              3,415               6,266                6,750
   Other                                          149                  -                 176                    -
                                       ---------------    ---------------    ----------------    -----------------
       Total interest expense                   3,329              3,415               6,442                6,750
                                       ---------------    ---------------    ----------------    -----------------
Net Interest Income                             6,702              5,866              13,051               11,523
Provision for Loan Losses                         410                 24                 537                   41
                                       ---------------    ---------------    ----------------    -----------------
Net Interest Income after
   Provision for Loan Losses                    6,292              5,842              12,514               11,482
                                       ---------------    ---------------    ----------------    -----------------

Noninterest Income                                591                530               1,133                  924
                                       ---------------    ---------------    ----------------    -----------------

Noninterest Expenses
   Salaries and benefits                        2,250              2,053               4,581                4,208
   Occupancy                                      297                273                 577                  492
   Furniture and equipment                        294                235                 585                  430
   Other                                          983                897               1,904                1,780
                                       ---------------    ---------------    ----------------    -----------------
       Total noninterest expenses               3,824              3,458               7,647                6,910
                                       ---------------    ---------------    ----------------    -----------------
Income Before Income Taxes                      3,059              2,914               6,000                5,496
Provision for Income Taxes                      1,065              1,205               2,281                2,273
                                       ---------------    ---------------    ----------------    -----------------
       Net Income                             $ 1,994            $ 1,709             $ 3,719              $ 3,223
                                       ===============    ===============    ================    =================

Basic Earnings per Share                       $ 0.30             $ 0.28              $ 0.58               $ 0.54
Diluted Earnings per Share                     $ 0.29             $ 0.26              $ 0.55               $ 0.49
See Notes to Consolidated Condensed Financial Statements



                                       CENTRAL COAST BANCORP AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
Six months ended June 30,                                                         1999                    1998
                                                                                --------                -------

Cash Flows from Operations:
   Net income                                                                    $ 3,719                 $ 3,223
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                                       537                      41
     Net gain (loss) on sale of fixed assets                                          61                      (1)
     Writedown (gain on sale) of other real estate owned                              90                     (21)
     Depreciation                                                                    403                     278
     Amortization and accretion                                                        3                     (52)
     Increase in accrued interest receivable and other assets                        (64)                   (762)
     Increase in accrued interest payable and other liabilities                      965                     366
     Decrease in deferred loan fees                                                  240                       2
                                                                                ---------                --------
       Net cash provided by operations                                             5,954                   3,074
                                                                                ---------                --------
Cash Flows from Investing Activities:
   Purchases of investment securities                                            (88,912)                (72,237)
   Proceeds from maturities
     of investment securities                                                     92,854                  72,040
   Proceeds from sale of investment securities                                     5,987                       -
   Net (increase) decrease in loans held for sale                                    844                  (3,008)
   Net (increase) in loans                                                       (43,165)                (16,550)
   Proceeds from sale of other real estate owned                                       -                     126
   Proceeds from sale of fixed assets                                                  -                       1
   Capital expenditures                                                             (821)                   (731)
                                                                                ---------                --------
       Net cash used in investing activities                                     (33,213)                (20,359)
                                                                                ---------                --------
Cash Flows from Financing Activities:
   Net increase in deposit accounts                                               14,979                     502
   Net increase (decrease) in short-term borrowings                               12,408                    (124)
   Proceeds from sale of stock                                                     1,098                     136
   Shares repurchased                                                             (2,060)                    (12)
                                                                                ---------                --------
       Net cash provided by financing activities                                  26,425                     502
                                                                                ---------                --------
  Net increase (decrease) in cash and equivalents                                   (834)                (16,783)
Cash and equivalents, beginning of period                                         48,886                 104,597
                                                                                ---------                --------
Cash and equivalents, end of period                                              $48,052                 $87,814
                                                                                =========                ========

Other Cash Flow Information:
   Interest paid                                                                 $ 6,417                 $ 6,712
   Income taxes paid                                                               1,589                   1,125
See Notes to Consolidated Condensed Financial Statements


              CENTRAL COAST BANCORP AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      June 30, 1999 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1999 and December 31, 1998, the results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 1999 and 1998 may not necessarily be indicative of the operating results for the full year.

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


2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $130,722,000 and standby letters of credit of $2,083,000 at June 30, 1999. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1999.

Approximately $31,474,000 of loan commitments outstanding at June 30, 1999 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (6,493,000 and 6,410,000 for the three and six month periods ended June 30, 1999, and 6,025,000 and 6,016,000 for the three and six month periods ended June 30, 1998). Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (185,000 and 255,000 for the three and six month periods ended June 30, 1999 and 590,000 and 524,000 for the three and six month periods ended June 30, 1998).


4.  COMPREHENSIVE EARNINGS

In 1998, Central Coast Bancorp adopted Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Such amounts are as follows:


                                                               Three Months Ended June 30,           Six Months Ended June 30,

(In thousands)                                                      1999             1998                1999              1998
                                                                    ----             ----                ----              ----

Net Earnings                                                      $ 1,994          $ 1,709              $ 3,719           $ 3,223
Other comprehensive income (loss)- Net unrealized
      gain on available-for-sale securities                        (1,504)             230               (2,296)              115

Reclassification adjustment for gains included in
      income, net of taxes of $4,000 and $(13,000)
      for the three and six month periods ended
      June 30, 1999.                                                   (5)               -                    8                 -
                                                            --------------   --------------        -------------    --------------

Total comprehensive earnings                                        $ 485          $ 1,939              $ 1,431           $ 3,338
                                                            ==============   ==============        =============    ==============




5.    STOCK SPLIT

On January 25, 1999 the Board of Directors declared a five-for-four stock split, which was distributed on February 26, 1999, to shareholders of record as of February 8, 1999. All share and per share data have been retroactively adjusted to reflect the stock split.

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements.
The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Changes to such risks and uncertainties, which could impact future financial performance, include, among others: (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in the operating market areas of the Company and the Banks; (4) changes in the regulatory environment;
(5) changes in business conditions and inflation; (6) changes in securities markets; and (7) effects of possible Year 2000 problems. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business this report should be read in conjunction with Central Coast Bancorp's annual report on Form 10-K for the year ended December 31, 1998.

Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within the Management's Discussion and Analysis.

Business Organization

Central Coast Bancorp (Nasdaq symbol CCBN) (the "Company") is a California corporation organized in 1994, and is the parent company Bank of Salinas and Cypress Bank, state-chartered banks, headquartered in Salinas and Seaside, California, respectively (the ("Banks"). Other than its investment in the Banks, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the"FRB"), the Company's principal regulator.

The Banks offer a full range of commercial banking services, including a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in the Salinas Valley and Monterey Peninsula.

Overview

The Company reported record quarterly net income of $1,994,000 for the quarter ended June 30, 1999. This represents a 16.7% increase over the $1,709,000 reported for the same period of 1998. Diluted earnings per share for the respective quarters were $0.30 versus $0.26. The return on equity (ROE) and the return on assets (ROA) for the second quarter 1999 were 15.2% and 1.45% as compared to 14.8% and 1.40% for the same period in 1998.

Net income for the six months ended June 30, 1999 and 1998 was $3,719,000 and $3,223,000 with diluted earnings per share of $0.56 and $0.49, respectively. For the first six months of 1999 ROE was 14.4% and ROA was 1.39%, as compared to 14.3% and 1.33% for the same period in 1998. The earnings per share for the 1998 periods have been adjusted for the 5 for 4 stock split distributed on February 26, 1999.

Year over year internal growth was strong, as assets of the Company increased $70,873,000 (14.1%) to total $572,753,000 at June 30,
1999.  Loans totaled $360,412,000, up $84,067,000 (30.4%) from the ending balances on June 30, 1998. Deposit growth in the like period, excluding $20,000,000 of State of California certificates of deposit, was 7.4% with ending deposit balances at $504,171,000.

The strong second quarter earnings reflect the results of continuing loan demand, restructuring the investment portfolio during the past year and improved operating efficiency.

The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement

                                                           Percentage                       Percentage
                                        Three monts ended    Change     Six months ended      Change
                                            June 30,        Increase       June 30,          Increase
(In thousands)                         1999       1998     (Decrease)    1999      1998     (Decrease)
                                       ----       ----     ----------    ----      ----     ----------

Interest income (1)                   $10,229    $9,296        10%      $19,867   $18,303         9%
Interest expense                        3,329     3,415        -3%        6,442     6,750        -5%
                                      --------   -------  ---------    ---------  --------  ---------
  Net interest income                   6,900     5,881        17%       13,425    11,553        16%
Provision for loan losses                 410        24      1608%          537        41      1210%
                                      --------   -------  ---------    ---------  --------  ---------
  Net interest income after
    provision for loan losses           6,490     5,857        11%       12,888    11,512        12%
Noninterest income                        591       530        12%        1,133       924        23%
Noninterest expense                     3,824     3,458        11%        7,647     6,910        11%
                                      --------   -------  ---------    ---------  --------  ---------
  Net income before income taxes        3,257     2,929        11%        6,374     5,526        15%
Tax equivalent adjustment                 198        15      1220%          374        30      1147%
Income taxes                            1,065     1,205       -12%        2,281     2,273         0%
                                      --------   -------  ---------    ---------  --------  ---------

  Net income                           $1,994    $1,709        17%       $3,719    $3,223        15%
                                      ========   =======  =========    =========  ========  =========

1) Interest on tax-free securities is reported on tax equivalent basis.


Net interest income / net interest margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Banks' earnings. Net interest margin is net interest income expressed as a percentage of average earning assets.

Second quarter 1999 net interest income of $6,900,000 was a 17.3% increase of $1,019,000 over the same period in 1998. Interest income was up $933,000 (10.0%). Average loan balances were $73,547,000 (27.8%) higher in the second quarter of 1999 versus the year earlier period. This volume difference added $1,852,000 to interest income. It was offset in part by a 100 basis point decrease in loan yields, which reduced interest income by $835,000. The rate decrease was the result of the three 25 basis point downward adjustments in the second half of 1998 and a competitive rate environment. Average balances for investment securities and Federal funds sold decreased $15,372,000 to $161,539,000. Due to repositioning of the investment portfolio, interest income related to investments and Federal funds sold decreased $84,000 in the second quarter of 1999 versus the year earlier period.

For the three months ended June 30, 1999, interest expense was down $86,000 (2.5%) from the year earlier quarter. Increased interest expense of $366,000 resulting from higher average balances in interest bearing liabilities during the second quarter of 1999 versus the year earlier period was offset by a 50 basis point decrease in average rates paid which decreased interest expense $452,000. Net interest margin for the second quarters of 1999 and 1998 were 5.5% and 5.3%, respectively.

For the first six-month period of 1999, interest income increased $1,564,000 to $19,867,000. Average balances of both loans and investment securities were higher in 1999. These higher balances added $4,865,000 to interest income. The average balance in Federal funds sold was lower by $53,323,000 in the first six months of 1999 versus the prior year. Interest income derived from Federal funds sold consequently was $1,455,000 lower in the period. The average yield on loans was 100 basis lower in the 1999 six-month period due to the downward rate adjustments and competitive rate environment discussed in the quarterly results paragraph above. The lower yields reduced interest income by $1,601,000. The average yields received on all earning assets for the first six months of 1999 was 8.2% as compared to 8.4% for the same period in 1998.

Interest expense for the six-month period decreased $308,000 (4.6%) from the expense in the same 1998 period. Volume increases in deposits and borrowings added $586,000 of interest expense. The volume increases were more than offset by lower rates. Overall average rates paid on interest-bearing liabilities in the first six months of 1999 decreased 50 basis points to 3.6% from the same period in 1998. The decrease attributable to the lower rates was $894,000.

The combined effect of the increase in interest income coupled with the decrease in interest expense for the six-month period ending June 30, 1999, resulted in an increase in net interest income of $1,872,000 or 16.2% as compared to the first six months of 1998. Net interest margin rose 20 basis points to 5.5%.


The first two following tables provide a summary of the components of net interest income and the changes within the components for the periods indicated. The second two tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.


                                               (Unaudited)
                                        Three months ended June 30

(Taxable Equivalent Basis)                                   1999                                1998
                                                  Avg.                Avg.             Avg.                Avg.
(In thousands, except percentages)              Balance    Interest  Yield           Balance   Interest   Yield
                                                -------    --------  ------          -------   --------   -----
Assets:
Earning Assets
  Loans (1) (2)                                  $338,094     $7,686   9.1%           $264,547   $6,669   10.1%
  Taxable investments                             125,300      1,951   6.2%            131,703    1,998    6.1%
  Tax-exempt securities (tax equivalent basis)     35,903        590   6.6%              2,089       44    8.4%
  Federal funds sold                                  336          2   2.4%             43,119      585    5.4%
                                                  --------   --------                  -------   ------
Total Earning Assets                              499,633    $10,229   8.2%            441,458   $9,296    8.4%
                                                             --------                            ------
Cash & due from banks                              41,023                               38,502
Other assets                                       12,446                               10,787
                                                 ---------                             -------
                                                 $553,102                             $490,747
                                                 =========                            ========

Liabilities & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                                $102,864      $ 457   1.8%            $86,377    $ 416    1.9%
  Savings                                         101,001        816   3.2%             97,424      925    3.8%
  Time deposits                                   156,071      1,907   4.9%            148,518    2,074    5.6%
  Other borrowings                                 12,264        149   4.9%                  -        -     n/a
                                                 --------      ------                 --------   ------

Total interest bearing liabilities                372,200      3,329   3.6%            332,319    3,415    4.1%
Demand deposits                                   123,985      ------                  108,111   ------
Other Liabilities                                   4,311                                4,036
                                                 --------                             --------
Total Liabilities                                 500,496                              444,466
Shareholders' Equity                               52,606                               46,281
                                                 --------                             --------
                                                 $553,102                             $490,747
                                                 ========                             ========
Net interest income & margin (3)                              $6,900   5.5%                      $5,881    5.3%
                                                              ======   ====                      ======    ====

(1) Loan interest income includes fee income of $307,000 and $262,000 for the three month period June 30, 1999 and 1998, respectively.
(2) Includes the average allowance for loan losses of $4,536,000 and $4,206,000 and average deferred loan fees of $853,000 and $528,000 for the three months ended June 30, 1999 and 1998, respectively.
(2) Net interest margin is computed by dividing net interest income by the total average earning assets.




                                                (Unaudited)
                                         Six months ended June 30,

(Taxable Equivalent Basis)                                          1999                                   1998
                                                       Avg                    Avg              Avg                    Avg
(In thousands, except percentages)                   Balance      Interest   Yield           Balance     Interest    Yield
                                                     -------      --------   -----           -------     --------    -----
Assets:
Earning Assets
  Loans (1) (2)                                       $324,069      $14,827     9.2%          $255,039     $12,936     10.2%
  Taxable investments                                  126,377        3,844     6.1%           125,593       3,748      6.0%
  Tax-exempt securities (tax equivalent basis)          34,118        1,121     6.6%             2,089          89      8.5%
  Federal funds sold                                     3,267           75     4.6%            56,590       1,530      5.5%
                                                      --------      --------                  ---------    -------
 Total Earning Assets                                  487,831      $19,867     8.2%           439,311     $18,303      8.4%
Cash & due from banks                                   41,708      --------                    38,112     -------
Other assets                                            11,677                                  10,446
                                                      ---------                               ---------
                                                      $541,216                                $487,869
                                                      =========                               =========

Liabilities & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                                      $97,974        $ 812     1.7%           $86,486       $ 837      2.0%
  Savings                                              104,901        1,706     3.3%            98,492       1,867      3.8%
  Time deposits                                        151,585        3,748     5.0%           145,289       4,046      5.6%
  Other borrowings                                       7,222          176     4.9%                 -           -       n/a
                                                      --------        -----                    -------       -----
Total interest bearing liabilities                     361,682        6,442     3.6%           330,267       6,750      4.1%
Demand deposits                                        123,125        -----                    108,344       -----
Other Liabilities                                        4,232                                   3,705
                                                      --------                                 -------
Total Liabilities                                      489,039                                 442,316
Shareholders' Equity                                    52,177                                  45,553
                                                      --------                                --------
                                                      $541,216                                $487,869
                                                      ========                                ========
Net interest income & margin (3)                                    $13,425     5.5%                       $11,553      5.3%
                                                                    =======     ====                       =======      ====


(1) Loan interest income includes fee income of $548,000 and $506,000 for the six month periods ended June 30, 1999 and 1998, respectively.
(2) Includes the average allowance for loan losses of $4,452,000 and $4,207,000 and average deferred loan fees of $786,000 and $538,000 for the six months ended June 30, 1999 and 1998, respectively.
(3) Net interest margin is computed by dividing net interest income by the total average earning assets.


 Volume/Rate Analysis
(in thousands) Three Months Ended June 30, 1999 over 1998
Increase (decrease) due to change in:
                                                                                                 Net
                                                              Volume          Rate (4)         Change
                                                              ------          --------         ------
Interest-earning assets:
   Net Loans (1)(2)                                          $ 1,852           $(835)          $1,017
   Taxable investment securities                                 (97)             50              (47)
   Tax exempt investment securities (3)                          708            (162)             546
   Federal funds sold                                           (576)             (7)            (583)
                                                             --------          ------          -------
     Total                                                     1,887            (954)             933
                                                             --------          ------          -------

Interest-bearing liabilities:
   Demand deposits                                                78             (37)              41
   Savings deposits                                               34            (143)            (109)
   Time deposits                                                 105            (272)            (167)
   Other borrowings                                              149               -              149
                                                             --------          ------           ------
       Total                                                     366            (452)             (86)
                                                             --------          ------           ------
Interest differential                                        $ 1,521           $(502)          $1,019
                                                             ========          ======          =======


(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2)  Loan fees of $307,000 and $262,000 for the three months ended June
     30, 1999 and 1998, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 1999 and 1998.
(4)  The rate / volume variance has been included in the rate variance.



 Volume/Rate Analysis
(in thousands) Six Months Ended June 30, 1999 over 1998
Increase (decrease) due to change in:
                                                                                                                     Net
                                                                     Volume               Rate (4)                  Change
                                                                     ------               -------                   ------
Interest-earning assets:
   Net Loans (1)(2)                                                   $3,492              $ (1,601)                $ 1,891
   Taxable investment securities                                          23                    73                      96
   Tax exempt investment securities (3)                                1,350                  (318)                  1,032
   Federal funds sold                                                 (1,454)                   (1)                 (1,455)
                                                                      -------             ---------                --------
        Total                                                          3,411                (1,847)                  1,564
                                                                      -------             ---------                --------

Interest-bearing liabilities:
   Demand deposits                                                       114                  (139)                    (25)
   Savings deposits                                                      121                  (282)                   (161)
   Time deposits                                                         175                  (473)                   (298)
   Other borrowings                                                      176                     -                     176
                                                                      -------             ---------                --------
    Total                                                                586                  (894)                   (308)
                                                                      -------             ---------                --------
Interest differential                                                 $2,825                $ (953)                $ 1,872
                                                                      =======             =========                ========


(1) The average balance of non-accruing loans is immaterial as a 1percentage of total loans and, as such, has been included net loans.
(2) Loan fees of $548,000 and $506,000 for the six months ended June 30, 1999 and 1998, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes.
    The effective federal statutory tax rate was 34% for 1999 and 1998.
(4) The rate / volume variance has been included in the rate variance.

Provision for Loan Losses

The Banks provided $410,000 for loan losses in the second quarter of 1999 versus $24,000 in 1998. The Banks had net loan recoveries of $74,000 in the second quarter of 1999 versus $3,000 in the year earlier period. The additional provision in 1999 was made primarily as a result of increases in loan balances. For the six-month period ended June 30, 1999, the Banks have provided $537,000 for loan losses versus $41,000 in the year earlier period. In this six-month period, the Banks have recorded net loan charge-offs of $7,000 as compared to $36,000 in the first six-months of 1998.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $591,000 in the second quarter of 1999, which was up $61,000 (11.5%) over the same period in 1998. The Banks realized a gain of $45,000 from the sale of investment securities during the second quarter of 1999. Most other increases were due to higher volumes.

For the first six-months of 1999, noninterest income was $1,133,000, which reflected a 22.6% increase over the same period last year.
Service charges on deposits were up $66,000 (11.2%) due to higher volumes and some selective fee increases implemented in the second and fourth quarters in 1998. Other service charges and fees were up $57,000 (52%) mostly due to new fee structures on several services that were implemented in the fourth quarter of 1998. Also, fees from mortgage originations increased $62,000 (69%) as activity levels were higher in the first six months of 1999. As mortgage rates have risen in the second quarter of 1999, the mortgage originations have begun to slow down. Management does not expect continued growth in this area during the balance of 1999.

Noninterest Expense

Second quarter 1999 noninterest expense increased $366,000 (10.6%) to $3,824,000 from the 1998 second quarter. Salary and employee benefits increased $198,000 (9.6%) due to increased staff for the Westridge branch which opened in December 1998, higher commissions on mortgage originations, additional staff due to growth, higher benefit costs, and normal salary increases. On a quarter over quarter basis, premise and fixed asset expenses were higher by $82,000 (16.2%). Costs associated with the Westridge branch, the new computer system and network upgrades installed in the second half of 1998 were the major factors contributing to the increased premise and fixed asset expenses. The overhead efficiency ratio for the second quarter of 1999 improved to 52.4% as compared to 54.1% in the same quarter of 1998.

Noninterest expenses for the first six-month period of 1999 were $7,647,000 versus $6,910,000 for the same period in 1998. Salaries and benefits increased $373,000 (8.9%) for the first six months of 1999 due to increased staffing levels and higher commissions on mortgage originations, as indicated in the previous paragraph. Premise and fixed asset expenses were up $240,000 (26.0%) due to the addition of another branch and to increased computer system upgrades as detailed above. Other costs increased $124,000 (7.0%) that included $94,000 of one-time costs associated with merging Cypress Bank into Bank of Salinas and changing the Bank's name. The overhead efficiency ratio for the first six-months of 1999 improved to 53.9% as compared to 55.5% in the same period of 1998.

Provision for Income Taxes

As a result of investments in tax qualified municipal bonds, the Company revised its estimated income tax rate for the six months ended June 30, 1999 to 38.0% from 41.3% in the first quarter of 1999. As a result of the recalculation of the year-to-date tax rate, the effective rate for the second quarter of 1999 was 34.8%. The second quarter and first six-month tax rate for 1998 was 41.4%.

Securities

At June 30, 1999 available-for-sale securities had a market value of $156,704,000 with a cost basis of $159,967,000. The unrealized losses of $3,263,000 at June 30, 1999 was an increase of $2,558,000 from the ending balance at March 31, 1999. The increase in unrealized losses was the result of increasing interest rates and changing spreads in the securities market during the second quarter. The Company does not anticipate selling any of these securities for liquidity needs in the immediate future.

Loans

Ending loan balances at June 30, 1999 were $360,412,000, which was an increase of $42,074,000 (13.2%) from year-end 1998 balances and $84,067,000 (30.4%) from June 30, 1998 balances. All categories of loans were higher on a year over year basis. Loan demand has remained strong heading into the third quarter of 1999.

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

Real estate and other assets acquired in satisfaction of indebtedness are recorded at the lower of estimated fair market value net of anticipated selling costs or the recorded loan amount, and any difference between this and the amount is treated as a loan loss. The costs of maintaining other real estate owned and gains or losses on the subsequent sale are reflected in current earnings.

The following is a summary of nonperforming assets:

(In thousands)                                                                     June 30,          December 31,
                                                                                     1999                1998
                                                                                   --------             -------

Past due 90 days or more and still accruing :
   Real estate                                                                        $ 193             $ 1,174
   Commercial                                                                         1,080                  73
   Installment and other                                                                  -                   -
                                                                                    --------            --------
                                                                                      1,273               1,247
                                                                                    --------            --------
Nonaccrual:
   Real estate                                                                          523                 543
   Commercial                                                                         1,179                 333
   Installment and other                                                                  -                   -
                                                                                    --------            --------
                                                                                      1,702                 876
                                                                                    --------            --------
Total nonperforming loans                                                             2,975               2,123
                                                                                    --------            --------
Other real estate owned                                                                 515                   -
                                                                                    --------            --------
Total nonperforming assets                                                          $ 3,490             $ 2,123
                                                                                    ========            ========

Allowance for loan losses as a percentage of nonperforming loans                       148%                205%
Nonperforming loans to total loans                                                    0.93%               0.68%

Nonperforming loans increased $852,000 during the first six months of 1999. Three SBA loans (SBA guaranteed from 75% to 90%) totaling $2,150,000 were added to the nonperforming status since the end of 1998. These loans account for a significant portion of the total category. Coverage ratio of the allowance for loan losses to nonperforming loans changed from 205% at year-end to 164%. Overall loan quality has remained high during the first six months of 1999.

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

In determining the provision for estimated losses related to specific major loans, management evaluates its allowance on an individual loan basis, including an analysis of the credit worthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Specific valuation allowances for secured loans are determined by the excess of recorded investment in the loan over the fair market value or net realizable value where appropriate, of the collateral. In determining overall generalvaluation allowances to be maintained and the loan loss allowance ratio, management evaluates many factors including prevailing and forecasted economic conditions, regular reviews of the quality of loans, industry experience, historical loss experience, composition and geographic concentrations of the loan portfolio, the borrowers' ability to repay and repayment performance and estimated collateral values.

Management believes that the allowance for loan losses at June
30,1999 is adequate, based on information currently available.
However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                              Three months ended June 30,           Six months ended June 30,
(In thousands)                                   1999             1998                 1999              1998
                                                 ----             ----                 ----              ----

 Beginning balance                            $ 4,398           $ 4,201              $ 4,352           $ 4,223
   Provision charged to expense                   410                24                  537                41
   Loans charged off                              (37)              (21)                (127)              (90)
   Recoveries                                     111                24                  120                54
                                              --------          --------             -------           -------
Ending balance                                $ 4,882           $ 4,228              $ 4,882           $ 4,228
                                              ========          ========             =======           =======

Ending loan portfolio                                                              $ 360,412         $ 276,345
                                                                                   =========         =========

Allowance for loan losses as percentage of
   ending loan portfolio                                                               1.35%             1.53%



Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Banks assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30,1999 were approximately $130,722,000 and $2,083,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans available for sale. On June 30, 1999, consolidated liquid assets totaled $172.8 million or 30.2% of total assets as compared to $153.5 million or 28.2% of total consolidated assets on December 31, 1998. In addition to liquid assets, the Banks maintain lines of credit with correspondent banks for up to $80,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company's total shareholders' equity was $51,667,000 at June 30, 1999 compared to $51,199,000 at December 31, 1998.

The Company and the Banks are subject to regulations issued by the Board of Governors and the FDIC which require maintenance of a certain level of capital. A banking organization's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. The Company's major capital components are shareholders' equity in core capital, and the allowance for loan losses in supplementary capital.

The following table shows the Company's actual capital amounts and ratios at June 30, 1999 and December 31, 1998 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                                    For Capital
                                                                       Actual                    Adequacy Purposes:
                                                               Amount         Ratio            Amount          Ratio
                                                              ----------------------     ----------------------------
As of June 30, 1999
Total Capital (to Risk Weighted Assets):                   $ 57,234,000        14.2%        $ 32,342,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):                    52,394,000        13.0%          16,171,000        4.0%
Tier 1 Capital (to Average Assets):                          52,394,000         9.5%          22,124,000        4.0%

As of December 31, 1998
Total Capital (to Risk Weighted Assets):                     53,588,000        14.8%          29,004,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):                    49,326,000        13.6%          14,502,000        4.0%
Tier 1 Capital (to Average Assets):                          49,326,000         9.9%          19,935,000        4.0%



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


All mission critical systems have been identified by the Company, and the Company has tested and developed contingency plans, for each. The term"mission critical" refers to an application or system that is vital to the successful continuance of core business activity. Significantly all mission critical hardware and software utilized by the Company are provided by third parties. This requires that the Company be in close contact with relevant vendors and contractors as it conducts testing and contingency planning. Testing on the Company's mission critical systems is substantially complete and monitoring of vendor and customer relationships is ongoing.

The Company has made disclosures to all existing and new customers regarding the importance of the Y2K issue and its relevance to the Company and the customer. The Company is conducting an ongoing effort to identify customers that represent material risk exposure to the institution, to evaluate their Y2K preparedness and risk to the Company and to implement appropriate risk controls.

The Company also continues to evaluate the cost to address Y2K issues. Most costs incurred to date are in conjunction with the planned replacement of systems. The cost of system replacements accelerated to meet Y2K requirements and Y2K project specific costs have not been significant to the operations of the Company as a whole. Management estimates that the incremental cost of mitigating Year 2000 risk exclusive of management time that has been redirected to focus on this matter will be approximately $171,000.

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

Subsequent events

Previous to July 9, 1999, the Company operated two banks subsidiaries, Bank of Salinas and Cypress Bank. Effective at the close of business on July 9, 1999. Cypress Bank was merged into the Bank of Salinas and the name of the Bank of Salinas was changed to Community Bank of Central California.

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

           THE ANNUAL MEETING OF THE SHAREHOLDERS WAS HELD ON MAY 24, 1999.


           PROPOSAL NO. 1: ELECTION OF DIRECTORS
                               Number of Affirmative Votes

            C. EDWARD BOUTONNET        4,293,063
            BRADFORD G. CRANDALL       4,289,074
            ALFRED P. GLOVER           4,289,432
            MICHAEL T. LAPSYS          4,289,207
            DUNCAN L. McCARTER         4,293,018
            ROBERT M. MRAULE,
              D.D.S., M.D.             4,289,207
            LOUIS M. SOUZA             4,293,018
            MOSE E. THOMAS, JR         4,289,207
            NICK VENTIMIGLIA           4,293,063

           PROPOSAL NO. 2:  APPROVAL OF DELOITTE & TOUCHE LLP
                AS INDEPENDENT PUBLIC ACCOUNTANTS FOR THE
                1999 FISCAL YEAR.

                     Number of             Number of               Number of Shares
                  Votes Cast For       Votes Cast Against     Indicated As Abstentions
                 -----------------     ------------------     ------------------------
                     4,144,550                1,796                    157,905

      TOTAL NUMBER OF SHARES FOR WHICH PROXIES HAVE BEEN
      RECEIVED: 4,304,251.

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

           (b)  Reports on Form 8-K - None

SIGNATURES
----------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


July 29, 1999                             CENTRAL COAST BANCORP


                                          /S/ROBERT M. STANBERRY
                                    By:   ------------------------
                                          (Chief Financial Officer,
                                          Principal Accounting Officer)

                            EXHIBIT INDEX


Exhibit
Number               Description                       Page

27.1                 Financial Data Schedule           25