Form 10-Q
period 1999-09-30
CENTRAL COAST BANCORP
filed 1999-11-12
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended     September 30, 1999    .

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 0-25418 .
                                            --------
                             CENTRAL COAST BANCORP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                          77-0367061
-------------------------------         -----------------------
(State or other jurisdiction of         (IRS Employer ID Number)
  incorporation or organization)


  301 Main Street, Salinas, California                         93901
---------------------------------------                     -----------
(Address of principal executive offices)                    (Zip code)


                                 (831) 422-6642
                         ------------------------------
                        (Registrant's telephone number,
                              including area code)

                                 not applicable
                                 --------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes  X    No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 6,429,256 shares outstanding at October 29, 1999.

                                 Page 1 of 25
                The Index to the Exhibits is located at Page 23


                         PART 1-FINANCIAL INFORMATION
                         Item 1.FINANCIAL STATEMENTS:
                    CENTRAL COAST BANCORP AND SUBSIDIARY
             CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)


                                                                                 September 30,       December 31,
(In thousands)                                                                      1999                1998
                                                                                 ------------        -----------

Assets
  Cash and due from banks                                                          $ 38,668           $ 44,684
  Federal funds sold                                                                  6,000              4,202
                                                                                    -------            -------
     Total cash and equivalents                                                      44,668             48,886

  Available-for-sale securities                                                     150,368            170,387

  Loans:
    Commercial                                                                      151,041            139,253
    Real estate-construction                                                         35,901             19,929
    Real estate-other                                                               186,805            148,285
    Installment                                                                       9,592             11,545
    Deferred loan fees, net                                                            (813)              (674)
                                                                                    -------            -------
        Total loans                                                                 382,526            318,338
    Allowance for loan losses                                                        (5,291)            (4,352)
                                                                                    -------            -------
  Net Loans                                                                         377,235            313,986
                                                                                    -------            -------

  Premises and equipment, net                                                         3,751              3,069
  Accrued interest receivable and other assets                                       11,507              7,605
                                                                                    -------            -------
Total assets                                                                      $ 587,529          $ 543,933
                                                                                    =======            =======

Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                                   $ 128,248          $ 149,757
    Demand, interest bearing                                                        115,442             98,226
    Savings                                                                         106,732            104,447
    Time                                                                            165,686            136,762
                                                                                    -------            -------
        Total Deposits                                                              516,108            489,192
  Accrued interest payable and other liabilities                                     20,122              3,542
                                                                                    -------            -------
Total liabilities                                                                   536,230            492,734
                                                                                    -------            -------

Commitments and contingencies (Note 2)
Shareholders' Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 6,440,257 shares at September 30, 1999
    and 6,112,045 shares at December 31, 1998                                        39,521             41,103
  Shares held in deferred compensation trust (247,148 at September 30, 1999
    and 71,949 at December 31,1998), net of deferred obligation                           -                  -
  Retained earnings                                                                  15,454              9,733
  Accumulated other comprehensive income - net of
    taxes of $2,554,000 at September 30, 1999 and $254,000 at December 31, 1998      (3,676)               363
                                                                                    -------            -------
Shareholders' equity                                                                 51,299             51,199
                                                                                    -------            -------
Total liabilities and shareholders' equity                                        $ 587,529          $ 543,933
                                                                                    =======            =======
See Notes to Consolidated Condensed Financial Statements


                     CENTRAL COAST BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                        Three Months Ended                    Nine Months Ended
                                                            September 30,                       September 30,
(In thousands)                                            1999           1998                 1999          1998
                                                          -----          -----               ------        ------
Interest Income
   Loans (including fees)                               $ 8,457        $ 7,040             $ 23,284      $ 19,976
   Investment securities                                  2,273          1,853                6,864         5,660
   Other                                                     25            690                  100         2,220
                                                          -----          -----               ------        ------
       Total interest income                             10,755          9,583               30,248        27,856
                                                          -----          -----               ------        ------
Interest Expense
   Interest on deposits                                   3,402          3,358                9,668        10,109
   Other                                                    123              -                  299             -
                                                          -----          -----               ------        ------
       Total interest expense                             3,525          3,358                9,967        10,109
                                                          -----          -----               ------        ------

Net Interest Income                                       7,230          6,225               20,281        17,747
Provision for Loan Losses                                   418             40                  955            81
                                                          -----          -----               ------        ------
Net Interest Income after
   Provision for Loan Losses                              6,812          6,185               19,326        17,666
                                                          -----          -----               ------        ------

Noninterest Income                                          529            490                1,662         1,415
                                                          -----          -----               ------        ------

Noninterest Expenses
   Salaries and benefits                                  2,294          2,074                6,875         6,281
   Occupancy                                                300            222                  877           714
   Furniture and equipment                                  320            241                  905           671
   Other                                                  1,197            777                3,101         2,558
                                                          -----          -----               ------        ------
       Total noninterest expenses                         4,111          3,314               11,758        10,224
                                                          -----          -----               ------        ------
Income Before Income Taxes                                3,230          3,361                9,230         8,857
Provision for Income Taxes                                1,227          1,391                3,508         3,664
                                                          -----          -----               ------        ------
       Net Income                                       $ 2,003        $ 1,970              $ 5,722       $ 5,193
                                                          =====          =====               ======        ======

Basic Earnings per Share                                 $ 0.31         $ 0.33               $ 0.89        $ 0.86
Diluted Earnings per Share                               $ 0.30         $ 0.30               $ 0.86        $ 0.79
See Notes to Consolidated Condensed Financial Statements


                     CENTRAL COAST BANCORP AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
Nine months ended September 30,                                                  1999             1998
                                                                                -------          ------
Cash Flows from Operations:
   Net income                                                                   $ 5,722         $ 5,193
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                                      955              81
     Net (gain) loss on sale of fixed assets                                        107              (1)
     Depreciation                                                                   607             414
     Amortization and accretion                                                      81              22
     (Increase) decrease in accrued interest receivable and other assets         (1,108)            721
     Increase in accrued interest payable and other liabilities                   2,347           1,269
     Increase in deferred loan fees                                                 139              60
                                                                                -------          ------
       Net cash provided by operations                                            8,850           7,759
                                                                                -------          ------
Cash Flows from Investing Activities:
   Purchases of investment securities                                           (89,431)        (72,512)
   Proceeds from maturities
     of investment securities                                                    96,728          95,160
   Proceeds from sale of investment securities                                    5,988               -
   Net increase in loans                                                        (64,343)        (40,797)
   Proceeds from sale of fixed assets                                                17               1
   Capital expenditures                                                          (1,593)           (847)
                                                                                -------          ------
       Net cash used in investing activities                                    (52,634)        (18,995)
                                                                                -------          ------
Cash Flows from Financing Activities:
   Net increase in deposit accounts                                              26,915          (5,054)
   Net increase (decrease) in short-term borrowings                              14,233            (124)
   Proceeds from sale of stock                                                    1,098             163
   Shares repurchased                                                            (2,680)            (12)
                                                                                -------          ------
       Net cash provided (used) by financing activities                          39,566          (5,027)
                                                                                -------          ------
  Net decrease in cash and equivalents                                           (4,218)        (16,263)
Cash and equivalents, beginning of period                                        48,886         104,597
                                                                                -------          ------
Cash and equivalents, end of period                                             $44,668         $88,334
                                                                                =======          ======

Other Cash Flow Information:
   Interest paid                                                                $ 9,856         $ 9,762
   Income taxes paid                                                              2,289           3,210
See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        September 30, 1999 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1999 and December 31, 1998, the results of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 may not necessarily be indicative of the operating results for the full year.

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


2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $127,884,000 and standby letters of credit of $2,621,000 at September 30, 1999. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 1999.

Approximately $26,451,000 of loan commitments outstanding at September 30, 1999 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (6,457,000 and 6,426,000 for the three and nine month periods ended September 30, 1999, and 6,053,000 and 6,029,000 for the three and nine month periods ended September 30, 1998). Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (176,000 and 231,000 for the three and nine month periods ended September 30, 1999 and 491,000 and 515,000 for the three and nine month periods ended September 30, 1998).


4.  COMPREHENSIVE EARNINGS

In 1998, Central Coast Bancorp adopted Statement of Financial Accounting Standards No. 130,"Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Such amounts are as follows:

                                                     Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
(In thousands)                                        1999      1998          1999      1998
                                                     ------     -----         -----     -----
Net Earnings                                         $2,003   $ 1,970       $ 5,722   $ 5,193
Other comprehensive income (loss)- Net unrealized
     gains (losses) on available-for-sale securities (1,751)      448        (4,047)      563

Reclassification adjustment for gains included in
     income, net of taxes of $5,000
     for the nine month period ended
     September 30, 1999.                                  -         -             8         -
                                                     ------     -----         -----     -----

Total comprehensive earnings                          $ 252   $ 2,418       $ 1,683   $ 5,756
                                                     ======     =====         =====     =====


5.    STOCK SPLIT

On January 25, 1999, the Board of Directors declared a five-for-four stock split, which was distributed on February 26, 1999, to shareholders of record as of February 8, 1999. All share and per share data have been retroactively adjusted to reflect the stock split.

               Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Changes to such risks and uncertainties, which could impact future financial performance, include, among others: (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in the operating market areas of the Company and the Bank (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) effects of possible Year 2000 problems. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business this report should be read in conjunction with Central Coast Bancorp's annual report on Form 10-K for the year ended December 31, 1998.

Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within the Management's Discussion and Analysis.

Business Organization

Central Coast Bancorp (Nasdaq symbol CCBN) (the"Company") is a California corporation organized in 1994, and is the parent company of Community Bank of Central California, a state-chartered bank, headquartered in Salinas, California (the"Bank"). On July 9, 1999, Cypress Bank, which was a wholly owned subsidiary of the Company, was merged into Bank of Salinas whose name was then changed to Community Bank of Central California. Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the "FRB"), the Company's principal regulator.

The Bank offers a full range of commercial banking services, including a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in the Salinas Valley and Monterey Peninsula.

Overview

The Company reported record quarterly net income of $2,003,000 for the quarter ended September 30, 1999 versus $1,970,000 reported for the same period of 1998. Diluted earnings per share for the respective quarters were $0.30 for both. The return on equity (ROE) and the return on assets (ROA) for the third quarter 1999 were 15.4% and 1.38% as compared to 16.1% and 1.55% for the same period in 1998.

Net income for the nine months ended September 30, 1999 and 1998 was $5,722,000 and $5,193,000 with diluted earnings per share of $0.86 and $0.79, respectively. For the first nine months of 1999 ROE was 14.7% and ROA was 1.38%, as compared to 14.9% and 1.41% for the same period in 1998. The earnings per share for the 1998 periods have been adjusted for the 5 for 4 stock split distributed on February 26, 1999.

Year over year internal growth continues to be strong, as assets of the Company increased $87,857,000 (17.6%) to total $587,529,000 at September 30, 1999. Loans totaled $382,526,000, up $84,922,000 (28.4%) from the ending balances on September 30, 1998. Deposit growth in the like period, excluding $20,000,000 of State of California certificate of deposits, was 11.4% with ending deposit balances of $516,108,000.


While third quarter earnings were a record, they were adversely impacted by one time costs of approximately $190,000 related to combining the Bank of Salinas and Cypress Bank into a single bank, Community Bank of Central California. Also, as a result of the continuing growth in the loan portfolio, the Bank provided $378,000 more for loan losses in the third quarter of 1999 versus the third quarter last year. Helping to offset these expenses, two recent Federal Reserve Board actions have increased interest rates a total of 50 basis points.



The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement (Unaudited)

                                                           Percentage                            Percentage
                                   Three Month Ended         Change        Nine Month Ended        Change
                                      September 30,         Increase         September 30,        Increase
(In thousands)                      1999         1998      (Decrease)       1999        1998     (Decrease)
                                   ------        -----     ----------      ------      ------    ----------
Interest income (1)              $ 10,951      $ 9,597          14%      $ 30,818     $27,900         10%
Interest expense                    3,525        3,358           5%         9,967      10,109         -1%
                                   ------        -----        -----        ------      ------       -----
  Net interest income               7,426        6,239          19%        20,851      17,791         17%
Provision for loan losses             418           41         920%           955          81       1079%
                                   ------        -----        -----        ------      ------       -----
  Net interest income after
    provision for loan losses       7,008        6,198          13%        19,896      17,710         12%
Noninterest income                    529          490           8%         1,662       1,415         17%
Noninterest expense                 4,111        3,314          24%        11,758      10,224         15%
                                   ------        -----        -----        ------      ------       -----
  Net income before income taxes    3,426        3,374           2%         9,800       8,901         10%
Income taxes                        1,227        1,391         -12%         3,508       3,664         -4%
Tax equivalent adjustment             196           13        1408%           570          44       1195%
                                   ------        -----        -----        ------      ------       -----

  Net income                      $ 2,003      $ 1,970           2%       $ 5,722     $ 5,193         10%
                                   ======        =====        =====        ======      ======       =====

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

Third quarter 1999 net interest income of $7,426,000 was a 19.0% increase of $1,187,000 over the same period in 1998. Interest income was up $1,354,000 (14.1%). Average loan balances were $83,614,000 (29.7%) higher in the third quarter of 1999 versus the year earlier period. This volume difference added $2,086,000 to interest income. It was offset in part by a 70 basis point decrease in loan yields, which reduced interest income by $669,000. The rate decrease was the result of the three 25 basis point downward adjustments in the fourth quarter of 1998, which were offset in part by the 25 basis point increases on July 1 and August 25 this year. Average balances for investment securities and Federal funds sold decreased $12,052,000 to $159,642,000. Interest income related to investments and Federal Funds sold decreased $63,000 in the third quarter of 1999 versus the year earlier period.

For the three months ended September 30, 1999, interest expense was up
$167,000 (5.0%) on a quarter over quarter basis as average interest-bearing liabilities increased $55,757,000(16.7%). The increase in interest expense, due to higher average balances in interest bearing liabilities, was offset in part bya 40 basis point decrease in rates paid. Net interest margin for the third quarters of 1999 and 1998 were 5.6% and 5.5%, respectively.

For the first nine-month period of 1999, interest income increased $2,918,000 to $30,818,000. Average balances of both loans and investment securities were higher in 1999. These higher balances added $7,476,000 to interest income. The average balance in Federal funds sold was lower by $51,545,000 in the first nine months of 1999 versus the prior year. Interest income derived from Federal funds sold consequently was $2,120,000 lower in the period. The average yield on loans was 90 basis points lower in the 1999 nine-month period due to the downward rate adjustments in the fourth quarter of last year as discussed in the quarterly results paragraph above. The lower yields reduced interest income by $2,278,000. The average yields received on all earning assets for the first nine months of 1999 was 8.3% as compared to 8.4% for the same period in 1998.

Interest expense for the nine-month period decreased $142,000 (1.4%) from the expense in the same 1998 period. Volume increases in deposits and borrowings added $1,170,000 of interest expense. The volume increases were more than offset by lower rates. Overall average rates paid on interest-bearing liabilities in the first nine months of 1999 decreased 50 basis points to 3.6% from the same period in 1998. The decrease attributable to the lower rates was $1,312,000.

The combined effect of the increase in interest income coupled with the decrease in interest expense for the nine-month period ending September 30, 1999, resulted in an increase in net interest income of $3,060,000 or 17.2% as compared to the first nine months of 1998. Net interest margin rose 20 basis points to 5.6%.


The first two following tables provide a summary of the components of net interest income and the changes within the components for the periods indicated. The second two tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.



(Unaudited)
Three months ended September 30 ,
(Taxable Equivalent Basis)                                               1999                           1998
                                                              Avg.                  Avg.        Avg.                  Avg.
(In thousands, except percentages)                          Balance     Interest   Yield      Balance    Interest    Yield
                                                            -------      ------     ----      -------      -----     ----
Assets:
Earning Assets
  Loans (1) (2)                                           $ 364,740     $ 8,457     9.2%    $ 281,126    $ 7,040     9.9%
  Taxable investments                                       121,794       1,881     6.1%      119,636      1,825     6.1%
  Tax-exempt securities                                      35,881         588     6.5%        2,043         42     8.1%
  Federal funds sold                                          1,967          25     5.0%       50,015        690     5.5%
                                                           --------      ------    -----      -------      -----     ----
Total Earning Assets                                        524,382     $10,951     8.3%      452,820     $9,597     8.4%
                                                                         ------                            -----
Cash & due from banks                                        42,086                            39,311
Other assets                                                  8,762                            10,928
                                                            -------                           -------
                                                           $575,230                          $503,059
                                                            =======                           =======

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                                          $110,659       $ 503     1.8%      $90,110      $ 445     2.0%
  Savings                                                   105,693         863     3.2%      103,828        997     3.8%
  Time deposits                                             163,833       2,036     4.9%      139,847      1,916     5.4%
  Other borrowings                                            9,357         123     5.2%            -          -      n/a
                                                            -------      ------    -----      -------      -----     ----
Total interest bearing liabilities                          389,542       3,525     3.6%      333,785      3,358     4.0%
                                                                         ------                            -----
Demand deposits                                             128,831                           116,278
Other Liabilities                                             5,266                             4,554
                                                            -------                           -------
Total Liabilities                                           523,639                           454,617
Shareholders' Equity                                         51,591                            48,442
                                                            -------                           -------
                                                           $575,230                          $503,059
                                                            =======                           =======
Net interest income & margin (3)                                        $ 7,426     5.6%                  $6,239     5.5%
                                                                         ======    =====                   =====     ====



(1) Loan interest income includes fee income of $268,000 and $241,000 for the three month periods ended September 30, 1999 and 1998, respectively.
(2) Includes the average allowance for loan losses of $5,039,000 and $4,302,000 and average deferred loan fees of $845,000 and $622,000 for the three months ended September 30, 1999 and 1998, respectively.
(3) Net interest margin is computed by dividing net interest income by the total average earning assets.


(Unaudited)
Nine months ended Setember 30 ,
(Taxable Equivalent Basis)                          1999                        1998
                                           Avg                Avg        Avg               Avg
(In thousands, except percentages)       Balance   Interest  Yield     Balance  Interest  Yield
                                         -------    ------   ----      -------   ------   -----
Assets:
Earning Assets
  Loans (1) (2)                         $337,775   $23,284   9.2%     $263,830  $19,976   10.1%
  Taxable investments                    125,241     5,726   6.1%      123,744    5,573    6.0%
  Tax-exempt securities                   34,712     1,708   6.6%        2,073      131    8.4%
  Federal funds sold                       2,829       100   4.7%       54,374    2,220    5.5%
                                         -------    ------   ----      -------   ------   -----
 Total Earning Assets                    500,557   $30,818   8.2%      444,021  $27,900    8.4%
                                                    ------                       ------
Cash & due from banks                     41,835                        38,516
Other assets                              10,287                        10,452
                                         -------                       -------
                                        $552,679                      $492,989
                                         =======                       =======

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                       $102,249    $1,315   1.7%     $ 87,707  $ 1,282    2.0%
  Savings                                105,168     2,569   3.3%      100,290    2,864    3.8%
  Time deposits                          155,712     5,783   5.0%      143,455    5,963    5.6%
  Other borrowings                         7,984       300   5.0%            -        -     n/a
                                         -------   -------   ----      -------   ------   -----
Total interest bearing liabilities       371,113     9,967   3.6%      331,452   10,109    4.1%
                                                    ------                      -------
Demand deposits                          125,049                       111,017
Other Liabilities                          4,538                         3,996
                                         -------                      --------
Total Liabilities                        500,700                       446,465
Shareholders' Equity                      51,979                        46,524
                                         -------                      --------
                                        $552,679                      $492,989
                                         =======                      ========
Net interest income & margin (3)                   $20,851   5.6%               $17,791    5.4%
                                                    ======   ====                ======   =====

(1) Loan interest income includes fee income of $816,000 and $747,000 for the nine month periods ended September 30, 1999 and 1998, respectively
(2) Includes the average allowance for loan losses of $4,650,000 and $4,239,000 and average deferred loan fees of $806,000 and $566,000 for the nine months ended September 30, 1999 and 1998, respectively.
(3) Net interest margin is computed by dividing net interest income by the total average earning assets.

(Unaudited)
 Volume/Rate Analysis (Unaudited)
(in thousands) Three Months Ended September 30, 1999 over 1998
Increase (decrease) due to change in:

                                                                    Net
Interest-earning assets:                  Volume      Rate (4)    Change
   Net Loans (1)(2)                      $2,086       $ (669)     $1,417
   Taxable investment securities             33           23          56
   Tax exempt investment securities (3)     691         (145)        546
   Federal funds sold                      (666)           1        (665)
                                         -------     --------     -------
     Total                                2,144         (790)      1,354
                                         -------     --------     -------

Interest-bearing liabilities:
   Demand deposits                          104          (46)         58
   Savings deposits                          18         (152)       (134)
   Time deposits                            326         (206)        120
   Other borrowings                         122            1         123
                                         -------     --------     -------
     Total                                  570         (403)        167
                                         -------     --------     -------
Interest differential                    $1,574       $ (387)     $1,187
                                         =======     ========     =======
(1  The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $268,000 and $241,000 for the quarters ended September 30, 1999 and 1998, respectively have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 1999 and 1998.
(4) The rate / volume variance has been included in the rate variance.

 Volume/Rate Analysis (Unaudited)
(in thousands) Nine Months Ended September 30, 1999 over 1998
Increase (decrease) due to change in:
                                                                     Net
Interest-earning assets:                   Volume       Rate (4)   Change
   Net Loans (1)(2)                       $ 5,586      $ (2,278)   $ 3,308
   Taxable investment securities               67            86        153
   Tax exempt investment securities (3)     2,051          (474)     1,577
   Federal funds sold                      (2,120)            -     (2,120)
                                          --------     ---------     ------
     Total                                  5,584        (2,666)     2,918
                                          --------     ---------     ------

Interest-bearing liabilities:
   Demand deposits                            218          (185)        33
   Savings deposits                           139          (434)      (295)
   Time deposits                              513          (693)      (180)
   Other borrowings                           300             -        300
                                          --------      -------      -------
     Total                                  1,170        (1,312)      (142)
                                          --------       -------     -------
Interest differential                     $ 4,414      $ (1,354)   $ 3,060
                                          ========       =======     =======

(1) The average balance of non-accruing loans is immaterial as a percentage of total loansand,as such, has been included in net loans.
(2) Loan fees of $816,000 and $747,000 for the nine months ended September 30, 1999 and 1998, respectively, have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 1999 and 1998.
(4) The rate / volume variance has been included in the rate variance.



Provision for Loan Losses

The Bank provided $418,000 for loan losses in the third quarter of 1999 versus $40,000 in 1998. The Bank had net loan charge-offs of $9,000 in the third quarter of 1999 versus a net recovery of $78,000 in the year earlier period. The additional provision in 1999 was made primarily as a result of increases in loan balances. For the nine-month period ended September 30, 1999, the Bank has provided $955,000 for loan losses versus $81,000 in the year earlier period. In this nine-month period, the Bank has recorded net loan charge-offs of $16,000 as compared to a net recovery of $42,000 in the first nine months of 1998.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $529,000 in the third quarter of 1999, which was up $39,000 (8.0%) over the same period in 1998. Most of the increase was due to higher volumes. Fees from mortgage originations were down $12,000 (19.3%) in the third quarter of 1999 as the higher interest rates slowed home refinancings.

For the first nine-months of 1999, noninterest income was $1,662,000, which
reflected a 17.5% increase over the same period last year.   Service charges
on deposits were up $93,000 (10.6%) due to higher volumes and some selective fee increases implemented in the fourth quarter in 1998. Other service charges and fees were up $117,000 (31.3%) mostly due to new fee structures on several services that were implemented in the fourth quarter of 1998. Included in the increase in Other service charges, fees from mortgage originations increased $50,000 (32%) as activity levels were higher in the first half of 1999.


Noninterest Expense

Third quarter 1999 noninterest expense increased $797,000 (24.0%) to $4,111,000 from the 1998 third quarter. Salary and employee benefits increased $220,000 (10.6%) due to increased staff for the Westridge branch, which opened in December 1998, additional staff due to growth, higher benefit costs, and normal salary increases. On a quarter over quarter basis, premise and fixed asset expenses were higher by $157,000 (33.9%). Costs associated with the Westridge branch, the new computer system and network upgrades installed in the second half of 1998 were the major factors contributing to the increased premise and fixed asset expenses. Other expenses for the third quarter of 1999 were $1,197,000 for an increase of $420,000 over the prior year. One time costs of approximately $190,000 were incurred in the quarter for the combination of Bank of Salinas and Cypress Bank. The overhead efficiency ratio for the third quarter of 1999 was 53.0% as compared to 49.4% in the same quarter of 1998.

Noninterest expenses for the nine-month period ending September 30, 1999 were $11,758,000 versus $10,224,000 for the same period in 1998. Salaries and benefits increased $594,000 (9.5%) due to increased staffing levels, normal salary progressions and higher commissions on mortgage originations. Premise and fixed asset expenses were up $397,000 (28.7%) due to the items as detailed in the previous paragraph. Other costs increased $543,000 (21.2%) that included $284,000 of one-time costs associated with merging Cypress
Bank into Bank of Salinas and changing the Bank's name. $73,000 was charged against OREO property market valuation in the first nine-months of 1999 versus none in the prior year. The overhead efficiency ratio for the first nine-months of 1999 was 53.6% as compared to 53.4% in the same period of 1998.

Provision for Income Taxes

As a result of investments in tax qualified municipal bonds, the Company revised its estimated income tax rate during the period ended June 30, 1999. The effective tax rate for the third quarter and nine-months of 1999 was 38.0% versus 41.4% in the same two periods of 1998.

Securities

At September 30, 1999 available-for-sale securities had a market value of $150,368,000 with a cost basis of $156,598,000. The unrealized losses of $6,230,000 at September 30, 1999 were an increase of $2,967,000 from the ending balance at June 30, 1999. The higher unrealized losses was the result of continuing increases in interest rates and widening spreads in the securities market during the third quarter. The Bank was not active in the securities market during the third quarter. The Company does not anticipate selling any of these securities for liquidity needs in the immediate future.

Loans

Ending loan balances at September 30, 1999 were $382,526,000, which was an increase of $64,188,000 (20.2%) from year-end 1998 balances and $84,922,000
(28.5%) from September 30, 1998 balances. With the exception of installment loans, all other categories of loans were higher on a year over year basis. Loan demand has remained strong through the third quarter of 1999 and heading into the fourth quarter.

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

The following is a summary of nonperforming assets:

(In thousands)                                                 September 30,    December 31,
                                                                    1999           1998
                                                                 ------------   -----------
Past due 90 days or more and still accruing :
   Real estate                                                           $ -       $ 1,174
   Commercial                                                              -            73
   Installment and other                                                   -             -
                                                                  -----------    ----------
                                                                           -         1,247
                                                                  -----------    ----------
Nonaccrual:
   Real estate                                                           302           543
   Commercial                                                          1,737           333
   Installment and other                                                   -             -
                                                                  -----------    ----------
                                                                       2,039           876
                                                                  -----------    ----------
Total nonperforming loans                                              2,039         2,123
                                                                  -----------    ----------
Other real estate owned                                                  180             -
                                                                  -----------    ----------
Total nonperforming assets                                            $2,219       $ 2,123
                                                                  ===========    ==========

Allowance for loan losses as a percentage of nonperforming loans         259%          205%
Nonperforming loans to total loans                                      0.53%         0.68%




Nonperforming loans have decreased slightly during the first nine months of 1999. Coverage ratio of the allowance for loan losses to nonperforming loans has risen from 205% at year-end to 259%. Overall loan quality has remained high during 1999.

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

In determining the provision for estimated losses related to specific major loans, management evaluates its allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Specific valuation allowances for secured loans are determined by the excess of recorded investment in the loan over the fair market value or net realizable value where appropriate, of the collateral. In determining overall general valuation allowances to be maintained and the loan loss allowance ratio, management evaluates many factors including prevailing and forecasted economic conditions, regular reviews of the quality of loans, industry experience, historical loss experience, composition and geographic concentrations of the loan portfolio, the borrowers' ability to repay and repayment performance and estimated collateral values.

Management believes that the allowance for loan losses at September 30, 1999 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                Three months ended    Nine months ended
                                   September 30,         September 30,
(In thousands)                    1999       1998        1999     1998
                                ------     ------       -----    ------
 Beginning balance             $ 4,882    $ 4,228     $ 4,352  $ 4,223
   Provision charged to expense    418         40         955       81
   Loans charged off               (23)        (4)       (150)     (94)
   Recoveries                       14         82         134      136
                               --------   -------     -------  -------
Ending balance                 $ 5,291    $ 4,346     $ 5,291  $ 4,346
                               ========   =======     =======  =======

Ending loan portfolio                                $382,526 $297,604
                                                      =======  =======

Allowance for loan losses as percentage of
   ending loan portfolio                               1.38%    1.46%





Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30,1999 were approximately $127,884,000 and $2,621,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans available for sale. On September 30, 1999, consolidated liquid assets totaled $165.6 million or 28.2% of total assets as compared to $153.5 million or 28.2% of total consolidated assets on December 31, 1998. In addition to liquid assets, the Bank maintains lines of credit with correspondent banks for up to $80,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.


Capital Resources

The Company's total shareholders' equity was $51,299,000 at September 30, 1999 compared to $51,199,000 at December 31, 1998.

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

The following table shows the Company's actual capital amounts and ratios at September 30, 1999 and December 31, 1998 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                         For captial
                                                    Actual             Adequacy Purposes
                                              Amount       Ratio      Amount       Ratio
                                            ----------------------   ---------------------
As of September 30, 1999
Total Capital (to Risk Weighted Assets):   $59,133,000      13.0%   $36,364,000      8.0%
Tier 1 Capital (to Risk Weighted Assets):   53,842,000      11.8%    18,182,000      4.0%
Tier 1 Capital (to Average Assets):         53,842,000       9.4%    23,009,000      4.0%

As of December 31, 1998
Total Capital (to Risk Weighted Assets):    53,588,000      14.8%    29,004,000      8.0%
Tier 1 Capital (to Risk Weighted Assets):   49,326,000      13.6%    14,502,000      4.0%
Tier 1 Capital (to Average Assets):         49,326,000       9.9%    19,935,000      4.0%




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

Despite efforts undertaken to date and as projected, there can be no assurance that problems will not arise which could have an adverse impact upon the Company due, among other matters, to the complexities involved in computer programming related to resolution of Year 2000 problems and the fact that the systems of other companies on which Central Coast Bancorp and its subsidiary, Community Bank, may rely must also be corrected on a timely basis. Many phases of the Company's Y2K preparedness plan have been completed: the Company has identified, assessed and prioritized mission critical systems; developed Year 2000 testing strategies and plans; implemented a customer due diligence program; and tested most mission critical systems. But, delays, mistakes or failures in correcting Y2K system problems by other companies on which Central Coast Bancorp and its subsidiary may rely, could have a significant adverse impact upon Central Coast Bancorp and its subsidiary, Community Bank, and their ability to mitigate the risk of adverse impact of Y2K problems for their customers.

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

           *(10.13) Form of Employment Agreement incorporated by reference from Exhibit 10.13 to the Company's 1996 Annual Report on Form 10K filed with the Commission on March 31, 1997.

           *(10.14) Form of Executive Salary Continuation Agreement incorporated by reference from Exhibit 10.14 to the Company's 1996 Annual Report on Form 10K filed with the Commission on March 31, 1997.

           *(10.15) 1994 Stock Option Plan, as amended, incorporated by reference from Exhibit A to the Proxy Statement filed with the Commission on September 3, 1996 in connection with Central Coast Bancorp's 1996 Annual Shareholders' Meeting held on September 23, 1996.

           *(10.16)  Form  of   Indemnification   Agreement,   incorporated  by
                     reference from Exhibit D to the Proxy Statement filed with the Commission on September 3, 1996 in connection with Central Coast Bancorp's 1996 Annual Shareholders' Meeting held on September 23, 1996.

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

           (21.1)    The Registrant's only subsidiary is its
                     wholly-owned subsidiary, Community Bank Of Central California.

           (27.1)    Financial Data Schedule

           *Denotes management contracts, compensatory plans or arrangements.

      (b)  Reports on Form 8-K - None

SIGNATURES
-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


October 29, 1999                         CENTRAL COAST BANCORP

                                    By:  /S/ROBERT M.STANBERRY
                                         ______________________________
                                         Robert M. Stanberry
                                        (Chief Financial Officer,
                                         Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number               Description                                   Page

27.1                 Financial Data Schedule                         24