Form 10-K
period 1999-12-31
CENTRAL COAST BANCORP
filed 2000-03-29
CIK 921085

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Year ended         December  31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from          to
                                    ----------   ------------

                         Commission file number 0-25418

                              CENTRAL COAST BANCORP
                              ---------------------
             (Exact name of registrant as specified in its charter)

            STATE OF CALIFORNIA                   77-0367061
            -------------------                   ----------

    (State or other jurisdiction of        (I.R.S. EmployerIdentification No.)
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 10, 2000 was $113,029,488.
As of March 10, 2000, the registrant had 7,064,343 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
The following  documents are  incorporated  by reference  into this Form 10-K:
Part III, Items 10 through 13 from registrant's definitive proxy statement for the 1998 annual meeting of shareholders.


The Index to Exhibits is located at page 66                 Page 1 of 69 Pages

                                       PART I

   ITEM 1.  BUSINESS

         GENERAL DEVELOPMENT OF BUSINESS.

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in the operating market areas of the Company and the Bank; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and
   (7) effects of Year 2000 problems discussed herein. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

         Central Coast Bancorp (the "Company") is a California corporation, located in Salinas, California and was organized in 1994 to act as a bank holding company for Bank of Salinas. In 1996, the Company acquired Cypress Bank, which was headquartered in Seaside, California. Both banks were state-charted institutions. In July of 1999, the Company merged Cypress Bank into the Bank of Salinas and then renamed Bank of Salinas as Community Bank of Central California (the "Bank"). The Bank is headquartered in Salinas and serves individuals, merchants, small and medium-sized businesses, professionals, agribusiness enterprises and wage earners located in the Salinas Valley and the Monterey Peninsula.

         On February 21, 1997, the former Bank of Salinas purchased certain assets and assumed certain liabilities of the Gonzales and Castroville branch offices of Wells Fargo Bank. As a result of the transaction the Bank assumed deposit liabilities, received cash, and acquired tangible assets. This transaction resulted in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

         In January 1997, the former Cypress Bank opened a new branch office in Monterey, California, so that it might better serve business and individual customers on the Monterey Peninsula. In December 1998, the former Bank of Salinas opened an additional new branch office in Salinas, California, to better provide services to the growing Salinas community.

         Other than holding the shares of the subsidiary Bank, the Company conducts no significant activities. Although, it is authorized, with the prior approval of the Board of

   Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

         The Bank operates through its main office in Salinas and through seven branch offices located in Castroville, Gonzales, King City, Marina, Monterey Salinas, and Seaside, California. The Bank offers a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including residential mortgage), Small Business Administration, personal, home improvement, automobile and other installment and term loans. The Bank also currently offers personal and business Visa credit cards. It also offers ATM and Visa debit cards, travelers' checks, safe deposit boxes, notary public, customer courier and other customary bank services. Most of the Bank's offices are open from 9:00 a.m. to 5:00 p.m., Monday through Thursday and 9:00 a.m. to 6:00 p.m. on Friday. The Westridge and Marina branches are also open from 9:00 a.m. to 1:00 p.m. on Saturdays. Additionally, customers can bank by telephone on a 24-hour basis. The Bank also operates a limited service facility in a retirement home located in Salinas, California. The facility is open from 10:00 a.m. to 12:00 p.m. on Wednesday of each week. The Bank has automated teller machines (ATMs) located at the Castroville, Gonzales, King City, Marina, Monterey, Salinas and Seaside offices, the Monterey County Fairgrounds, the Soledad Correctional Training Facility Credit Union, Salinas Valley Memorial Hospital and Fort Hunter Liggett which is located in Jolon, California. The Bank is insured under the Federal Deposit Insurance Act and each depositor's account is insured up to the legal limits thereon. The Bank is chartered (licensed) by the California Commissioner of Financial Institutions ("Commissioner") and has chosen not to become a member of the Federal Reserve System. The Bank has no subsidiaries.

         The  Bank  operates  an  on-site  computer  system,   which  provides
   independent processing of its deposits, loans and financial accounting.

         The three areas in which the Bank has directed virtually all of its lending activities are: (i) commercial loans; (ii) consumer loans; and
   (iii) real estate loans (including residential construction and home equity loans). As of December 31, 1999, these three categories accounted for approximately 40 percent, 3 percent and 57 percent, respectively, of the Bank's loan portfolio.

         The Bank's deposits are attracted primarily from individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises. The Bank's deposits are not received from a single depositor or group of affiliated depositors the loss of any one of which would have a materially adverse effect on the business of the Bank. A material portion of the Bank's deposits is not concentrated within a single industry or group of related industries.

         As of December 31, 1999, the Bank served a total of 24 municipality and governmental agency depositors totaling $53,373,000 in deposits. Of this amount

   $20,000,000 is attributable to a certificate of deposit for the State of California. In connection with the deposits of municipalities or other governmental agencies or entities, the Bank is generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC").

         As of December 31, 1999, the Bank had total deposits of $518,189,000. Of this total, $141,389,000 represented noninterest-bearing demand deposits, $100,871,000 represented interest-bearing demand deposits, and $275,929,000 represented interest-bearing savings and time deposits.

         The principal sources of the Bank's revenues are: (i) interest and fees on loans; (ii) interest on investments (principally government securities); and (iii) interest on Federal Funds sold (funds loaned on a short-term basis to other banks). For the fiscal year ended December 31, 1999, these sources comprised 77.6 percent, 22.0 percent, and 0.4 percent, respectively, of the Bank's total interest income.

      SUPERVISION AND REGULATION

      The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Bank's common stock, however, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

      The Bank is licensed by the State of California Department of Financial Institution Commissioner, its deposits are insured by the FDIC, and it has chosen not to become a member of the Federal Reserve System. The Bank does not have a subsidiary. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Commissioner, the FDIC and the Board of Governors and provide such additional information as the Commissioner, FDIC and the Board of Governors may require.

      The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the

Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

      The Company, and any subsidiaries, which it may acquire or organize, are deemed to be "affiliates" of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Bank to affiliates, and (b) on investments by the Bank in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

      In addition, regulations of the Board of Governors promulgated under the Federal Reserve Act require that reserves be maintained by the Bank in conjunction with any liability of the Company under any obligation (demand deposits, promissory note, acknowledgement of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to the Bank for use in its banking business, or to maintain the availability of such funds.

      The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

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

Under the Board of Governors' risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

      Under the Board of Governors' leverage capital standard an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the FDIC have adopted a minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth.

      At December 31, 1999, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 8 below for a listing of the Company's risk-based capital ratios at December 31, 1999 and 1998.

      The Board of Governors and FDIC adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal
Deposit  Insurance  Act  and  Section  131 of the  Federal  Deposit  Insurance
Corporation Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" -consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized"-consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized"
- consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" -consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

      Under the FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under the FDICIA.

      The Federal Financial Institution Examination Counsel ("FFIEC") on December13, 1996, approved an updated Uniform Financial Institutions Rating System ("UFIRS"). In addition to the five components traditionally included in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The revised rating system is identified as the "CAMELS" system.

      The federal financial institution agencies have established bases for analysis and standards for assessing a financial institution's capital adequacy in conjunction with the risk-based capital guidelines including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting;
(4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

      Community Reinvestment Act ("CRA") regulations evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings.

      The Bank has a current rating of "satisfactory" or better for CRA compliance.

      The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends and/or management fees by the Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5 below for further information regarding the payment of cash dividends by the Company and the Bank.

      COMPETITION

      At June 30, 1999, the competing commercial and savings banks had 42 branches in the cities of Castroville, Gonzales, King City, Marina, Salinas, Seaside and Monterey where the Bank has its eight branches. Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

      Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 1999, the Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $9,023,000 on an unsecured basis and $15,038,000 on a fully secured basis based on regulatory capital of $60,151,000.

      The Bank's business is concentrated in its service area, which primarily encompasses Monterey County, including the Salinas Valley area and to a lesser extent, the contiguous areas of San Benito County, Southern Santa Cruz County, and Santa Clara County. The economy of the Bank's service area is dependent upon agriculture, tourism, retail sales, population growth and smaller service oriented businesses.

      Based upon data as of the most recent practicable date (June 30,
19991), there were 71 operating commercial and savings bank branches in Monterey County with total deposits of $3,849,686,000. This was an increase of $193,410,000 over the June 30, 1998 balances. The Bank held a total of $504,171,000 in deposits, representing approximately 13.1% of total commercial and savings banks deposits in Monterey County as of June 30, 1999.

      In order to compete with the major financial institutions in their primary service areas, the Bank uses to the fullest extent possible, the flexibility which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank's officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed the Bank's lending limits, the Bank seeks to arrange for such loans on a participation basis with other financial institutions. The Bank also assists those customers requiring services not offered by the Bank to obtain such services from correspondent banks.

      Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by the Bank to obtain their deposits and other borrowings and the interest rate received by the Bank on loans extended to customers and on securities held in the Bank's portfolio comprise the major portion of the Bank's earnings.

      Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate

--------
1 "FDIC Institution Office Deposits", June 30, 1999 and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

      The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. This Agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank are not predictable.

      In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios and the Bank's current levels of deposits, the Bank anticipates no change in the assessment rate applicable to the Bank during 2000 from that in 1999.

      Since 1996, California law implementing certain provisions of prior federal law has (1)permitted interstate merger transactions; (2)prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3)prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

      The federal financial institution agencies, especially the OCC and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The OCC has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage.

      On November 12, 1999, President Clinton signed into law The Financial Services Modernization Act of 1999 (the "FSMA"), which is potentially the most significant banking legislation in many years. The FSMA eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The FSMA repeals Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The FSMA includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the FSMA.

      Prior to the FSMA, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The FSMA removes these restrictions and substantially eliminates the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies which qualify as financial holding companies can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

      In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the FSMA, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are "well capitalized" and "well managed" and
(ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities "closely related to banking" which have to date defined the permissible activities of bank holding companies under the Bank Holding Company Act.

      One further effect of the Act is to require that federal financial institution and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. Implementing regulations have recently been issued for comment by all of the federal financial institution regulatory agencies and the Securities and Exchange Commission. These regulations will require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

      The Company and the Bank have not determined whether or when either of them may seek to acquire and exercise new powers or activities under the FSMA, and the extent to which competition will change among financial institutions affected by the FSMA has not yet become clear.

      Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are periodically introduced before the United States Congress, the California State Legislature and Federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject the Company and the Bank to increased regulation, disclosure and reporting requirements and increase competition and the Bank's cost of doing business.

      In  addition  to  legislative  changes,  the  various  federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such and regulations may have on the Company and the Bank.

ITEM 2.  PROPERTIES

      The headquarters office and centralized operations of the Company are located at 301 Main Street, Salinas, California. The Company owns and leases properties that house administrative and data processing functions and eight banking offices. Owned and leased facilities are listed below.

301 Main Street                            1658 Fremont Boulevard
Salinas, California                        Seaside, California
Leased-term expired 12/99                  Leased-term expires 2009
Extension under option pending

10601 Merritt Street                       228-C Reservation Road
Castroville, California                    Marina, California
Owned                                      Leased-term expires 2004

400 Alta Street                            599 Lighthouse Avenue
Gonzales, California                       Monterey, California.
Leased-term expires 2003                   Leased-term expires 2004


532 Broadway                               1285 North Davis Road
King City, California                      Salinas, California.
Leased-term expires 2009                   Leased-term expires 2008


      The above leases contain options to extend for three to fifteen years. Included in the above are two facilities leased from shareholders at terms and conditions which management believes are consistent with the commercial lease market. Rental rates are adjusted annually for changes in certain economic indices. The annual minimum lease commitments are set forth in Footnote 5 of Item 8 Financial Statements and Supplementary Data included in this report and incorporated herein by reference. The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits hereto at page 64.



ITEM 3.  LEGAL PROCEEDINGS

      There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5% shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Bank are a party, and none of the above persons has a material interest adverse to the Company or the Bank.

      Neither the Company nor the Bank are a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      (a)  Market Information
           ------------------

      Prior to the second quarter of 1998, there was limited trading in and no established public trading market for the Company's common stock. As of the second quarter of 1998, the Company's common stock was listed on the Nasdaq National Market exchange (trading symbol: CCBN). Sandler O'Neill & Partners, L.P. and Hoefer & Arnett, Incorporated are registered as market makers in the Company's stock. The table below presents the range of high and low prices for the common stock for the two most recent fiscal years based on information provided to the Company from Nasdaq and Hoefer & Arnett (for those quarters prior to the Company's Nasdaq listing). The prices have been restated to reflect the 5-for-4 stock split effected in February 1999 and the 10% stock dividend paid in February 2000.

Calendar Year                         Low               High
-------------                         ---               ----


1999
   First Quarter                     $12.84             $16.73
   Second Quarter                     13.81              14.94
   Third Quarter                      14.20              20.00
   Fourth Quarter                     14.32              19.09

1998
   First Quarter                     $13.23             $17.45
   Second Quarter                     15.00              18.55
   Third Quarter                      12.00              16.82
   Fourth Quarter                     13.09              14.64

The closing  price for the  Company's  common  stock was $16.00 as of March 9,
2000

      (b)   Holders
            -------

      As of March 9, 2000, there wereapproximately 3,100 holders of the common stock of the Company. There are no other classes of common equity outstanding.

      (c)   Dividends
            ---------

      The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (1) the corporation's
assets   equal  at  least   1-1/4  times  its   liabilities;   and  (2)  the
corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank.

      The payment of cash dividends by the subsidiary Bank is subject to restrictions set forth in the California Financial Code (the "Financial
Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution.

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

      Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $20,494,000 as of December 31, 1999.

      To date, the Company has not paid a cash dividend and presently does not intend to pay cash dividends in the foreseeable future. The Company distributed a ten percent stock dividend in February 2000, a five-for-four stock split in February 1999 and a ten percent stock dividend in 1998. The Board of Directors will determine payment of dividends in the future after consideration of various factors including the profitability and capital adequacy of the Company and the Bank.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table presents certain consolidated financial information concerning the business of the Company and its subsidiary Bank. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report.

                                                    As of and for the Year Ended December 31
                                     ------------------------------------------------------------------------
(Dollars amounts in thousands,                 1999           1998          1997           1996          1995
 except per share data)

Operating Results
Total Interest Income                      $ 41,517      $ 37,354      $ 33,916       $ 29,301      $ 26,964
Total Interest Expense                       13,648        13,319        12,041          9,859        10,008
                                     ------------------------------------------------------------------------
   Net Interest Income                       27,869        24,035        21,875         19,442        16,956
Provision for Loan Losses                     1,484           159            64            352           695
                                     ------------------------------------------------------------------------
Net Interest Income After
   Provision for Loan Losses                 26,385        23,876        21,811         19,090        16,261
Other Income                                  2,231         2,084         1,765          1,456         1,302
Other Expenses                               16,043        13,859        12,573         11,115        10,263
                                     ------------------------------------------------------------------------
Income before Income Taxes                   12,573        12,101        11,003          9,431         7,300
Income Taxes                                  4,522         4,948         4,500          3,571         2,975
                                     ------------------------------------------------------------------------
Net Income                                  $ 8,051       $ 7,153       $ 6,503        $ 5,860       $ 4,325
-------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share                     $ 1.14        $ 1.08        $ 0.99         $ 0.92        $ 0.68
Diluted Earnings Per Share                     1.10          0.99          0.92           0.86          0.64
-------------------------------------------------------------------------------------------------------------

Financial Condition and
   Capital-Year-End  Balances
Net Loans                                 $ 390,001     $ 307,818     $ 251,271      $ 235,992     $ 191,000
Total Assets                                593,445       543,933       497,674        376,832       357,236
Deposits                                    518,189       489,192       450,301        338,663       326,089
Shareholders' Equity                         53,305        51,199        43,724         36,332        29,916
-------------------------------------------------------------------------------------------------------------

Financial Condition and
   Capital-Average Balances
Net Loans                                 $ 348,086     $ 271,590     $ 238,793      $ 203,117     $ 173,065
Total Assets                                562,073       499,354       441,013        355,386       329,502
Deposits                                    494,266       447,598       396,457        319,110       300,291
Shareholders' Equity                         52,069        47,587        39,969         33,228        27,684
-------------------------------------------------------------------------------------------------------------

Selected Financial Ratios
Rate of Return on:
   Average Total Assets                       1.43%         1.43%         1.47%          1.65%         1.31%
   Average Shareholders' Equity              15.46%        15.03%        16.27%         17.64%        15.62%
Rate of Average Shareholders' Equity
   to Total Average Assets                    9.26%         9.53%         9.06%          9.35%         8.40%
-------------------------------------------------------------------------------------------------------------

 (a)
      (1) Distribution of Assets, Liabilities and Equity; Interest Rates and Interest Differential
                   Table One in Management's  Discussion and Analysis included in this report sets forth the Company's average balance sheets (based on daily averages) and an analysis of interest rates and the interest rate differential for each of the three years in the period ended December 31, 1999 and is hereby incorporated by reference.

      (2)   Volume/Rate Analysis
                   Information as to the impact of changes in average rates
            and average balances on interest earning assets and interest bearing liabilities is set forth in Table Two in Management's Discussion and Analysis.

(b)   Investment Portfolio

      (1) The book value of investment securities at December 31, 1999 and 1998 is set forth in Note 3 of Item 8-"Financial Statements and Supplementary Data" included in this report and incorporated herein by reference.

      (2) The book value, maturities and weighted average yields of investment securities as of December 31, 1999 are set forth in Table Thirteen of Management's Discussion and Analysis included in this report and incorporated herein by reference.

      (3) There were no issuers of securities for which the book value was greater than 10% of shareholders' equity other than U.S. Government and U.S. Government Agencies and Corporations.

(c) Loan Portfolio

      (1) The composition of the loan portfolio is summarized in Table Three of Management's Discussion and Analysis included in this report and is incorporated herein by reference.

      (2) The maturity distribution of the loan portfolio at December 31, 1999 is summarized in Table Twelve of Management's Discussion and Analysis included in this report and is incorporated herein by reference.

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

(d)   Summary of Loan Loss Experience

     (1) An analysis of the allowance for loan losses showing charged off and recovery activity as of December 31, 1999 is summarized in Table Five of Management's Discussion and Analysis included in this report and is incorporated herein by reference. Factors used in determination of the allowance for loan losses are discussed in greater detail in the "Risk Elements" section of Management's Discussion and Analysis included in this report and are incorporated herein by reference.

      (2) In evaluating the adequacy of the allowance for loan losses, the Company attempts to allocate the allowance for loan losses to specific categories of loans. Management believes that any breakdown or allocation of the allowance for possible loan losses into loan categories lends an appearance of exactness, which does not exist in that the allowance is utilized as a single unallocated allowance available for all loans. Further, management believes that the breakdown of historical losses in the preceding table is a reasonable representation of management's expectation of potential losses in the next full year of operation. However, the allowance for loan losses should not be interpreted as an indication of when charge-offs will occur or as an indication of future charge-off trends.

(e) Deposits

       (1)Table One in Management's Discussion and Analysis included in this report sets forth the distribution of average deposits for
           the  years  ended   December  31,  1999,   1998  and  1997  and  is
           incorporated herein by reference.

       (2) Table Eleven in Management's Discussion and Analysis included in this report sets forth the maturities of time certificates of deposit of $100,000 or more at December 31, 1999 and is incorporated herein by reference.



(f)    Return on Equity and Assets

        (1) The table at page 18 of this section sets forth the ratios of net income to average assets and average shareholders' equity, and average shareholders' equity to average assets. As the Company has never paid a cash dividend, the dividend payout ratio is not indicated.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this Annual Report contains certain forward-looking statements. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and the Bank, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, effects of Year 2000 problems discussed herein, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

Business Organization

Central Coast Bancorp (the "Company") is a California corporation, located in Salinas, California and was organized in 1994 to act as a bank holding company for Bank of Salinas. In 1996, the Company acquired Cypress Bank, which was headquartered in Seaside, California. Both banks were state-charted institutions. In July of 1999, the Company merged Cypress Bank into the Bank of Salinas and then renamed Bank of Salinas as Community Bank of Central California (the "Bank"). As of December 31, 1999, the Bank operated eight full-service branch offices and one limited-service branch office in Monterey County, California. The Bank is headquartered in Salinas and serves individuals, merchants, small and medium-sized businesses, professionals, agribusiness enterprises and wage earners located in the Salinas Valley and the Monterey Peninsula.

On February 21, 1997, the former Bank of Salinas purchased certain assets and assumed certain liabilities of the Gonzales and Castroville branch offices of Wells Fargo Bank. As a result of the transaction, the Bank assumed deposit liabilities, received cash, and acquired tangible assets. This transaction resulted in intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

In January 1997, the former Cypress Bank opened a new branch office in Monterey, California, so that it might better serve business and individual customers on the Monterey Peninsula. In December 1998, the former Bank of Salinas opened an additional new branch office in Salinas, California, to better provide services to the growing Salinas community.

Other than holding the shares of the subsidiary Bank, the Company conducts no significant activities. Although, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

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

Overview

Central Coast Bancorp earned record net income for the 16th consecutive year for the year ended December 31, 1999. Net income in 1999 increased 12.6% to $8,051,000 versus $7,153,000 in 1998. Diluted earnings per share for the two years were $1.10 and $0.99, respectively. For 1999, the Company realized a return on average equity of 15.5% and a return on average assets of 1.43%, as compared to 15.0% and 1.43% for 1998. The earnings per share for 1999 and 1998 have been adjusted for the 10 percent stock dividend distributed on February 28, 2000.

During 1999, total assets of the Company increased $49,512,000 (9.1%) to a total of $593,445,000 at year-end. At December 31, 1999, loans totaled $395,597,000, up $77,259,000 (24.3%) from the ending balances on December 31,
1998. Deposit growth for the year, including $20,000,000 of State of California certificates of deposit, was 5.9% resulting in ending deposit balances of $518,189,000. Central Coast Bancorp ended 1999 with a Tier 1 capital ratio of 12.6% and a total risk-based capital ratio of 13.8%.

During 1999, much staff and management time was devoted to the planning, testing and preparation for the century date change on January 1, 2000. All systems performed without incident on the date roll over.

As mentioned in the preceding section,  Bank of Salinas and Cypress Bank were merged together and renamed Community Bank of Central California in July 1999. Unifying the banks helped to create a single image for the Bank in Monterey County. This has improved customer recognition. It has also improved operating efficiencies. The name conveys to the public the character of the institution and differentiates the Bank from the large state/nationwide banking institutions. Merger expenses of approximately $263,000 for this transaction are included in the 1999 operating income.

Several upgrades were made to the Bank's physical facilities during the year. The King City branch was remodeled; the Marina branch moved into a new shopping center; and the Monterey branch moved into a larger more customer friendly location. Each of these moves was made to better serve our customers.

The Bank continues to expand its products and services to make banking more convenient for the customer. Both retail and business customers find "Anytime Teller", our new 24 hour banking by telephone, a quick and easy way to check balances and account activity, transfer funds between accounts, make loan payments, order statements faxed and much more. The VISA Check Card is another new product offered in 1999. It can be used to purchase merchandise at any store that honors VISA and it doubles as an ATM card. The design of our new web site and on-line banking product was well along the way at year-end. This product should be rolled out to the Bank's customers in the second quarter of 2000. Community Bank of Central California's web site address is "www.community-bnk.com".

In its June 1999 issue, U.S. Banker magazine rated the nation's mid-sized banks for their performance, safety and strength. Central Coast Bancorp was rated 7th place overall and number-one in California. We are pleased to have received such a high ranking, but the true measure of success is the acceptance by our customers and communities that we serve.

As we stated last year, "Management's continuing goal is for the Bank to deliver a full array of competitive products to its customers while maintaining the personalized customer service of a community bank." We look to expanding both our products offered and the Bank's service area. We believe this strategy will provide continued growth and the ability to achieve above average returns for our shareholders.

(A)   Results of Operations

Net Interest Income/Net Interest Margin

Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income (fully taxable equivalent) for 1999 was $28,634,000, a $4,504,000 (18.7%) increase over 1998. The interest income component was up $4,833,000 to $42,282,000 (12.9%). Most of the increase was attributable to growth in the earning assets. Average outstanding loan balances of $348,086,000 for 1999 reflected a 28.2% increase over 1998 balances. This increase contributed an additional $7,619,000 to interest income. However, due to lower rates in the first half of the year and competitive pressures, the average yield was down 70 basis points, which offset the increase by $2,422,000. As a result of the Federal Reserve Bank's actions, there have been three 25 basis point increases in the Bank's base lending rate from August 25, 1999 through February 3, 2000. These increases will favorably impact interest income going forward. The securities portfolio average balances grew $30,041,000(24.0%) which added $2,027,000 to interest income. The average yield received on securities was up 33 basis points and added $297,000 to interest income. Federal Funds sold interest income decreased $2,688,000 as the average balances decreased $50,031,000. Federal Funds were repositioned into securities and loans during 1999.

Interest expense increased $329,000 (2.5%) in 1999 over 1998. The average balances of interest bearing liabilities increased $43,021,000 (12.9%). The higher balances were due to internal growth of deposits, $8,125,000 of average borrowings (including Federal Funds purchased) and approximately $16,000,000 in average balances of State of California certificates of deposit. Interest expense attributable to the higher volume was $1,776,000. Rates paid on all interest bearing liabilities were 36 basis points lower in 1999 than in 1998. The lower rates offset the higher expense by $1,447,000. Net interest margin for 1999 was 5.65% versus 5.36% in 1998.

Net interest income for 1998 totaled $24,130,000 and was up 10.1% ($2,223,000) over 1997. Average earning assets were $450,154,000 in 1998 for an increase of $51,738,000 over 1997. This year over year change was mostly the result of internal growth. In 1998, interest income increased by
$3,501,000  to  $37,449,000.   The  higher  volume  of  earning  assets  added
$4,681,000 to interest income in 1998. The average yield received on all interest earning assets fell 20 basis points to 8.32%. The yield differential reduced interest income by $1,180,000.

Interest expense increased $1,278,000 (10.6%) in 1998 over 1997. Average balances of interest bearing liabilities increased $31,307,000 in 1998.
Interest expense was up $1,787,000 due to the higher average balances. Changes due to rate variations helped offset the increase by $509,000. Net interest margin for 1998 was 5.36% versus 5.50% in 1997.

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


Table One:  Analysis of Net Interest Margin on Earning Assets

-----------------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)                       1999                      1998                        1997
                                      Avg                Avg      Avg                Avg      Avg                 Avg
(In thousands, except percentages)  Balance    Interest Yield   Balance  Interest   Yield   Balance   Interest   Yield

Assets:
Earning Assets
  Loans (1) (2)                     $348,086   $ 32,234 9.26%   $271,590 $ 27,037   9.96%    $ 238,793 $ 24,828  10.40%
  Taxable investment securities      120,422      7,596 6.31%    121,133    7,282   6.01%       98,493    5,760   5.85%
  Tax-exempt investment securities(3) 34,999      2,296 6.56%      4,247      286   6.73%        1,160            8.19%
  Federal funds sold                   3,153        156 4.95%     53,184    2,844   5.35%       59,970     3,26   5.44%
                                    --------   --------         --------  -------              --------  -------

Total Earning Assets                 506,660   $ 42,282 8.35%    450,154 $ 37,449   8.32%      398,416  $ 33,948  8.52%
                                               --------                   -------                       --------
Cash & due from banks                 42,595                      38,889                        33,144
Other assets                          12,818                      10,311                         9,453
                                    --------                    --------                       -------
                                    $562,073                    $499,354                     $ 441,013
                                    ========                    ========                       =======

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                   $103,716    $ 1,792 1.73%   $ 89,637  $ 1,720   1.92%    $ 93,161   $ 1,881  2.02%
  Savings                            105,000      3,447 3.28%    101,256    3,774   3.73%      95,767     3,875  4.05%
  Time deposits                      159,653      7,980 5.00%    142,580    7,825   5.49%     111,370     6,187  5.56%
  Other borrowings                     8,125        429 5.28%         -      -        n/a       1,868            5.25%
                                    --------     ------ -----    -------   ------   -----     -------     ------
Total interest bearing
   liabilities                       376,494     13,648 3.63%    333,473   13,319   3.99%       302,166   12,041 3.98%
                                                 ------                    ------                         ------
Demand deposits                      125,897                     114,125                         96,159
Other Liabilities                      7,613                       4,169                          2,719
                                    --------                    --------                        -------
Total Liabilities                    510,004                     451,767                        401,044
Shareholders' Equity                  52,069                      47,587                         39,969
                                    --------                    --------                        -------
                                                                --------                        -------
                                    $562,073                    $499,354                       $ 441,013
                                    ========                    ========                        ========
Net interest income & margin (3)               $ 28,634 5.65%            $ 24,130   5.36%                $ 21,907  5.50%
                                               ======== ======           ========   =====                 =======  =====

1. Loans interest includes loan fees of $1,096,000, $951,000 and $1,037,000 in 1999, 1998 and 1997.
2. Average balances of loans include average allowance for loan losses of $4,850,000, $4,260,000 and $4,229,000, and average deferred loan fees of $796,000, $587,000 and $571,000 for the years ended December 31, 1999, 1998 and 1997, respectively.
3. Includes taxable-equivalent adjustments for income on securities that is exempt from federal income taxes. The federal statutory tax rate was 35% for 1999, 1998 and 1997.
4. Net interest margin is computed by dividing net interest income by total average earning assets.

Table Two: Volume/Rate Analysis

--------------------------------------------------------------------------------------------------------------
(In thousands) 1999 over 1998
Increase (decrease) due to change in:
                                                                                                       Net
Interest-earning assets:                                    Volume              Rate (4)             Change
                                                            ------              --------             ------
   Net Loans (1)(2)                                          $ 7,619              $(2,422)            $ 5,197
   Taxable investment securities                                 (43)                 357                 314
   Tax exempt investment securities (3)                        2,070                  (60)              2,010
   Federal funds sold                                         (2,677)                 (11)             (2,688)
                                                          -----------          -----------         -----------
     Total                                                     6,969               (2,136)              4,833
                                                          -----------          -----------         -----------

Interest-bearing liabilities:
   Demand deposits                                               270                 (198)                 72
   Savings deposits                                              140                 (467)               (327)
   Time deposits                                                 937                 (782)                155
   Other borrowings                                              429                    -                 429
                                                          -----------          -----------         -----------
     Total                                                     1,776               (1,447)                329
                                                          -----------          -----------         -----------
Interest differential                                        $ 5,193               $ (689)            $ 4,504
                                                          ===========          ===========         ===========

(In thousands) 1998 over 1997
Increase (decrease) due to change in:

                                                                                                         Net
                                                             Volume              Rate (4)             Change
                                                             ------              --------             ------
Interest-earning assets:
   Net Loans (1)(2)                                          $ 3,410              $(1,201)            $ 2,209
   Taxable investment securities                               1,324                  198               1,522
   Tax exempt investment securities(3)                           253                  (62)                191
   Federal funds sold & other                                   (370)                 (51)               (421)
                                                          -----------          -----------         -----------
     Total                                                     4,617               (1,116)              3,501
                                                          -----------          -----------         -----------

Interest-bearing liabilities:
   Demand deposits                                               (71)                 (90)               (161)
   Savings deposits                                              222                 (323)               (101)
   Time deposits                                               1,734                  (96)              1,638
   Other borrowings                                              (98)                   0                 (98)
                                                          -----------          -----------         -----------
     Total                                                     1,787                 (509)              1,278
                                                          -----------          -----------         -----------
Interest differential                                        $ 2,830               $ (607)            $ 2,223
                                                          ===========          ===========         ===========
---------------------------------------------------------------------------------------------------------------

1. The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
2. Loan fees of $1,096,000, $951,000 and $1,037,000 for the years ended
December 31, 1999, 1998 and 1997, respectively have been included in the interest income computation.
3. Includes taxable-equivalent adjustments for income on securities that is exempt from federal income taxes. The federal statutory tax rate was 35% for 1999, 1998 and 1997.
4. The rate / volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $1,484,000 for loan losses in 1999. Of that amount, $1,058,000 compensated for the $77,260,000 loan growth during the year. Net loans charged-off in 1999 totaled only $240,000 or .07% of average loans outstanding. In 1998, net loans charged-off totaled $30,000 or .01% of average loans outstanding. Consequently, the Company made provisions for loan losses of only $159,000. In 1997, the Company provided $64,000.

Service Charges and Fees and Other Income

Noninterest income was up $147,000 (7.1%) to $2,231,000 in 1999 from the 1998 level. Service charges and fees related to deposit accounts made up $113,000 of the increase. Several new fees were implemented late in the year. These new fees added about $40,000 of the increase. The remainder was due to higher volumes. Other income increased only $34,000 (4.0%) from the 1998 level. This change reflected some good growth in certain service fees that was offset in part by lower mortgage origination fees due to the higher mortgage interest rates and reduced up-charges on Bank supplied check stock.

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

Salaries and Benefits

For 1999, increases in salaries and benefits totaled $903,000 (11.0%). Base salaries increased $644,000 (10.4%) due to normal merit reviews, 11 additional months of operations for the Westridge Branch and staffing additions during the year. Benefit costs increased commensurate with the salaries. At the end of 1999, the full time equivalent (FTE) staff was 204 versus 197 at the end of 1998.

Salary and benefits expenses increased $747,000 (10.0%) to $8,213,000 in 1998 from the level in 1997. Components of salaries and benefits that increased
significantly   included;   base  salary  and  wages,  $533,000  and  benefits
including employer taxes $214,000. Part of the higher expense was attributable to the full year effect in 1998 of the two branch offices purchasedfrom Wells Fargo Bank in late February 1997 and the December 1998 opening of the new Westridge branch office in Salinas. Additional staff was added Company wide due to growth. The full time equivalent (FTE) staff was up 16 from 181 at the end of 1997.

Occupancy and Furniture and equipment

Occupancy and fixed assets expense increased $585,000 (28.5%) in 1999.   Much
of the increase is attributable to the remodeling of two branch offices and operations office space during the year as well as the full year of Westridge operations and upgrades to the MIS systems and computer network. Additional costs were incurred for an outside security service during the last quarter as the Bank increased its vault cash in preparation for Y2K.

Premises and fixed asset related expenses were $2,054,000 in 1998. This was an increase of $281,000 over 1997. During 1998, the Company installed a wide area network, a Year 2000 compliant central computer and software system and upgraded many of its computer workstations. These enhancements provide the platform for growth, but contributed significantly to the increase in premises and fixed asset expenses. There were other significant increases in repairs and maintenance of equipment, janitorial and gardening and rent on leased quarters.

Other Expenses

In 1999, other expenses increased $696,000 (19.4%). These include one-time costs of approximately $263,000 associated with merging the Bank of Salinas and Cypress Bank to form the Bank. Also in 1999, the Bank recorded a $73,000 expense to write-down its former Gonzales branch office building to estimated net realizable value. Normal price increases and growth in the Bank's operations accounted for the remaining higher expenses. The overhead efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income, for 1999 was 53.3% as compared to 53.1% in 1998.

Other expenses increased $258,000 (7.7%) to $3,592,000 in 1998. ATM expense was up $77,000 (51.3%) as the Bank added more locations and changed the service provider. Promotional expenses were up $51,000 (46.3%) as the Bank increased its advertising campaign. Consulting costs rose $56,000 (155%) as the Bank contracted for a special project. Those three categories saw the largest changes from the prior year. The overhead efficiency ratio for 1997 was 53.2%.

Provision for Taxes

The effective tax rate on income was 36.0%, 40.9%, and 40.9% in 1999, 1998 and 1997, respectively. The effective tax rate of the Company in 1999 was reduced 4.6% from the prior year as a result of investments made in tax qualified municipal bonds. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,326,000, $1,292,000, and $1,213,000 in these years. Tax-exempt income of $1,998,000,
$266,000 and $90,000 from investment securities and loans in these years helped to reduce the effective tax rate.

(B)  Balance Sheet Analysis

Central Coast Bancorp's total assets at December 31, 1999 were $593,445,000 compared to $543,933,000 at December 31, 1998, representing an increase of 9.1%. The average balances of total assets of $562,073,000 in 1999 represent an increase of $62,719,000 or 12.6% over $499,354,000 in 1998.

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); installment loans; real estate construction loans (both commercial and personal) and real estate-other loans. At December 31, 1999, these four categories accounted for approximately 40%, 3%, 9% and 48% of the Bank's loan portfolio, respectively, as compared to 44%, 4%, 6% and 46% at December 31, 1998. Continuing strong economic activity in the Bank's market area coupled with lower interest rates early in 1999 resulted in some shifting loan demands during 1999. While all loan categories reflect year over year growth from 1998 to 1999, the largest growth took place in the real estate-other category. However, the largest percentage gain of 77% was in the real estate-construction category. Table Three summarizes the composition of the loan portfolio for the past five years as of December 31:

Table Three: Loan Portfolio Composite

----------------------------------------------------------------------------------------------------------------
In thousands
----------------------------------------------------------------------------------------------------------------
                                    1999             1998             1997             1996            1995
Commercial                           $159,385        $ 136,685        $ 124,714       $ 111,545        $ 85,823
Real Estate:
   Construction                        35,330           19,929           14,645          27,997          24,852
   Other                              188,600          144,685          107,354          93,241          79,644
Installment                            13,003           11,545            9,349           8,230           5,677
Deferred Loans Fees                      (721)            (674)            (568)           (649)           (550)
----------------------------------------------------------------------------------------------------------------
Total Loans                           395,597          312,170          255,494         240,364         195,446
Allowance for
   Loan Losses                         (5,596)          (4,352)          (4,223)         (4,372)         (4,446)
----------------------------------------------------------------------------------------------------------------
Total                                $390,001        $ 307,818        $ 251,271       $ 235,992       $ 191,000
----------------------------------------------------------------------------------------------------------------


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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Installment loans include a range of traditional consumer loan products offered by the Bank such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. The construction loans are generally composed
of   commitments   to  customers   within  the Bank's   service  area  for
construction of both commercial properties and custom and semi-custom single family residences. Other real estate loans consist primarily of loans to the Bank's depositors secured by first trust deeds on commercial and residential properties typically with short-term maturities and original loan to value ratios not exceeding 75%. In general, except in the case of loans with SBA guarantees, the Bank does not make long-term mortgage loans; however, the Bank has informal arrangements in place with mortgage lenders to assist customers in securing single-family mortgage financing.

Average net loans in 1999 were $348,086,000 representing an increase of $76,496,000 or 28.2% over 1998. The favorable economic conditions and lower interest rates provided the impetus for continuing loan growth. Average net loans in 1998 were $271,590,000 representing an increase of $32,797,000 or 13.7% over 1997.

Risk Elements-The Bank assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically grade new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. The Bank's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Bank lends money to individuals and companies dependent upon the agricultural industry. In addition, the Bank has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $263.2 million at December 31, 1999. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. When, in management's judgement, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

In extending credit and commitments to borrowers, the Bank generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Bank's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the credit-worthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Bank secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means. Loan losses from lending transactions related to real estate and agriculture compare favorably with the Bank's loan losses on its loan portfolio as a whole.

Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Bank's loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Bank's service area and limiting investments outside of this area, 2) maintaining a thorough understanding of borrowers' knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Bank's construction lending officers. In addition, the Bank strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Four sets forth nonaccrual loans and loans past due 90 days or more for December 31:

Table Four: Non-Performing Loans

--------------------------------------------------------------------------------------------------------------------
In thousands                                                1999         1998         1997        1996         1995
--------------------------------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing
   Commercial                                               $ 51         $ 73         $ 73        $ 60         $ 35
   Real estate                                               303        1,174            6          59           71
   Consumer and other                                          -            -            -          90            -
--------------------------------------------------------------------------------------------------------------------
                                                             354        1,247           79         209          106
--------------------------------------------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                                 11          333          188         184          194
   Real estate                                             1,565          543          628         419          633
   Consumer and other                                          -            -            -           1           24
--------------------------------------------------------------------------------------------------------------------
                                                           1,576          876          816         604          851
--------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                $ 1,930      $ 2,123        $ 895       $ 813        $ 957
====================================================================================================================

Interest due but excluded from interest income on nonaccrual loans was approximately $82,000 in 1999, $45,000 in 1998 and $7,000 in 1997. In 1999,
1998 and 1997 interest income recognized from payments received on nonaccrual loans was $21,000, $17,000 and $7,000, respectively.

At December 31, 1999, the recorded investment in loans that are considered impaired was $2,165,000 of which $1,568,000 is included in nonaccrual loans above. Such impaired loans had a valuation allowance of $821,000. The average recorded investment in impaired loans during 1999 was $2,357,000. The Company recognized interest income on impaired loans of $92,000, $64,000 and $33,000 in 1999, 1998 and 1997, respectively.

There were no troubled debt restructurings or loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 1999. Management is not aware of any potential problem loans, which were accruing and current at December 31, 1999, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

The Company held no real estate acquired by foreclosure at December 31, 1999 or 1998.

Allowance for Loan Losses Activity

The provision for loan losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon the interaction of three primary factors: (1) the loan portfolio growth in the period, (2) a comprehensive grading and review formula for total loans outstanding, and (3) actual previous charge-offs.

The allowance for loan losses totaled $5,596,000 or 1.41% of total loans at December 31, 1999 compared to $4,352,000 or 1.39% at December 31, 1998 and $4,223,000 or 1.65% at December 31, 1997. The loan growth of $77,260,000 in
1999, necessitated an increase of $1,058,000 in the allowance for loan loses to maintain the percentage at the 1998 level. Because of the generally strong economic environment, it was not necessary to significantly increase the allowance percentage above the 1998 level. It is the policy of management to maintain the allowance for loan losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance is prudent and adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Table Five summarizes, for the years indicated, the activity in the allowance for loan losses.

Table Five:  Allowance for Loan Losses

-------------------------------------------------------------------------------------------------------------
                                        Year Ended    Year Ended     Year Ended    Year Ended   Year Ended
In thousands(except percentages)          12/31/99      12/31/98       12/31/97      12/31/96     12/31/95
-------------------------------------------------------------------------------------------------------------

Average loans outstanding                 $ 353,732     $ 276,437      $ 243,593     $ 208,169     $ 178,012
-------------------------------------------------------------------------------------------------------------

Allowance for possible loan losses
 at beginning of period                     $ 4,352       $ 4,223        $ 4,372       $ 4,446       $ 4,068

Loans charged off:
   Commercial                                  (333)         (130)          (279)         (391)         (302)
   Real estate                                  (41)          (16)          (100)         (207)          (52)
   Installment                                  (26)          (31)           (61)          (22)          (80)
-------------------------------------------------------------------------------------------------------------
                                               (400)         (177)          (440)         (620)         (434)
-------------------------------------------------------------------------------------------------------------
Recoveries of loans previously
 charged off:
   Commercial                                   143           116            162           156            88
   Real estate                                    7            20             28            11             -
   Installment                                   10            11             37            27            29
-------------------------------------------------------------------------------------------------------------
                                                160           147            227           194           117
-------------------------------------------------------------------------------------------------------------
Net loans charged off                          (240)          (30)          (213)         (426)         (317)

Additions to allowance charged
  to operating expenses                       1,484           159             64           352           695
-------------------------------------------------------------------------------------------------------------
Allowance for possible loans
  losses at end of period                   $ 5,596       $ 4,352        $ 4,223       $ 4,372       $ 4,446
-------------------------------------------------------------------------------------------------------------

Ratio of net charge-offs to
  average loans outstanding                   0.07%         0.01%          0.09%         0.20%         0.18%

Provision of allowance for possible loan
 losses to  average loans outstanding         0.42%         0.06%          0.03%         0.17%         0.39%

Allowance for possible loan losses to loans
 net of deferred fees at year end             1.41%         1.39%          1.65%         1.82%         2.27%

-------------------------------------------------------------------------------------------------------------

As part of its loan review process, Management has allocated the overall allowance based on specific identified problem loans and historical loss data. Table Six summarizes the allocation of the allowance for loan losses at December 31, 1999 and 1998.


Table Six:  Allowance for Loan Losses by Loan Category

--------------------------------------------------------------------------------------------
                                   December 31, 1999                 December 31, 1998
                                      Percent of                         Percent of
                                     loans in each                      loans in each
                                      category to                        category to
In thousands(except percentages)   Amount total loans                Amount total loans
--------------------------------------------------------------------------------------------

Commercial                         $ 3,511           40%              $ 3,416           44%
Real estate                            390           57%                  678           52%
Consumer                               215            3%                  139            4%
--------------------------------------------------------------------------------------------
Total allocated                      4,116          100%                4,233          100%
Total unallocated                    1,480                                119
--------------------------------------------------------------------------------------------
   Total                           $ 5,596                            $ 4,352
--------------------------------------------------------------------------------------------

Other Real Estate Owned

The Company held no real estate acquired by foreclosure at December 31, 1999 or 1998.

Deposits

During 1999, deposits  increased  $28,997,000  (5.9%) to total  $518,189,000 at
year-end.   State  of  California   certificates  of  deposit   accounted  for
$20,000,000 of the deposit growth. Management believes that depressed prices in the vegetable markets played a significant role in slowing deposit growth in 1999. Deposits at December 31, 1998 totaled $489,192,000 and were up $38,891,000 (8.6%) over the 1997 year-end balances of $450,301,000. The increase in year-end total deposits is attributable to internal growth in noninterest-bearing demand, interest-bearing demand, savings and time deposit categories.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

Since October of 1998 and through December 31, 1999, the Board of Directors of the Company has authorized the repurchase of up to 5% of outstanding shares of the Company's common stock from time to time, subject to appropriate regulatory and other accounting requirements. The Company acquired approximately 182,000 shares of its common stock in the open market during 1999 and
approximately   27,000  in  1998  at  an  average  price  of approximately
$14.66 and $13.87 per share, respectively. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, options plans, acquisitions and other requirements.

The Company's primary capital resource is shareholders' equity, which increased $2.1 million or 4.1% from the previous year end. The ratio of total risk-based capital to risk-adjusted assets was 13.8% at December 31, 1999, compared to 14.8% at December 31, 1998. Tier 1 risk-based capital to risk-adjusted assets was 12.6% at December 31, 1999, compared to 13.6% at December 31, 1998.

Table Seven: Capital Ratio:
                                      As of December 31,
                                      ------------------

                                        1999      1998
                                        ----      ----
Tier 1 Capital                          12.6%     13.6%
Total Capital                           13.8%     14.8%
Leverage                                 9.7%      9.9%

See "Supervision and Regulation" on page 4 and Note 13 in the financial statements included in Item 8 for more information.

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

Asset/Liability Management.
Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. The Company's 2000 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 1999 balances.

The following assumptions were used in the modeling activity:
      Earning asset growth of 8.1% based on ending balances
      Loan growth of 4.6% based on ending balances
      Investment and funds sold growth of 13.2% based on ending balances Deposit growth of 6.9% based on ending balances
      Balance sheet target balances were the same for all rate scenarios

The following table summarizes the effect on net interest income of a (+/-) 200 basis point change in interest rates as measured against a flat rate (no change) scenario.

Table Eight: Interest Rate Risk Simulation of Net Interest Income as of December 31, 1999

                                        Estimated Impact on
                                         2000 Net Interest
                                             Income
                                             ------
                                         (in thousands)

Variation from flat rate scenario
     +200                                   $1,841
     -200                                  ($2,337)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

The Company also uses a second simulation scenario that rate shocks the balance sheet with an immediate parallel shift in interest rates of +/-200 basis points. This scenario provides estimates of the future market value of equity (MVE) and net interest income (NII). MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. The Bank measures the volatility of these benchmarks using a twelve month time horizon. Using the December 31, 1999 balance sheet as the base for the simulation, the following table summarizes the effect on net interest income of a +/-200 basis point change in interest rates:

Table Nine:  Interest Rate Risk Simulation of NII as of December 31, 1999

                                        % Change          Change
                                          in NII          in NII
                                      from Current     from Current
                                    12 Mo. Horizon   12 Month Horizon
                                    --------------   ----------------
                                                        (in thousands)
        + 200bp                         11.1%              $3,497
         -200bp                       ( 13.7%)            ($4,294)


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

As reflected in Table Ten, at December 31, 1999, the cumulative gap through the one-year time horizon indicates a liability sensitive position. Somewhere between one and five years the Bank moves into an asset sensitive position. This interest rate sensitivity table categorizes interest-bearing transaction deposits and savings deposits as repricing immediately. However, as has been observed through interest rate cycles, the deposit liabilities do not reprice immediately. Consequently, the Bank's net interest income varies as though the Bank is asset sensitive, i.e. as interest rates rise net interest income increases and vice versa. This phenomenon is validated by the modeling as presented in Tables Eight and Nine.

Table Ten:  Interest Rate Sensitivity December 31, 1999

---------------------------------------------------------------------------------------------------------------------
Assets and Liabilities                                      Over three
which Mature or Reprice:                       Next day      months and      Over one
                                               and within       within       and within        Over
In thousands                 Immediately      three months     one year      five years     five years     Total
---------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Investment securities           $  1,684          $  3,996      $  7,971       $  6,475      $ 125,309    $ 145,435
Loans, excluding
   nonaccrual loans
   and overdrafts                 11,635           243,402        24,323         92,125         24,833      396,318
---------------------------------------------------------------------------------------------------------------------
Total                           $ 13,319         $ 247,398       $32,294        $98,600      $ 150,142    $ 541,753
=====================================================================================================================
Interest bearing
   liabilities:
Interest bearing demand        $ 100,871                $-            $-             $-             $-    $ 100,871
Savings                           97,833                 -             -              -              -       97,833
Time certificates                     14            74,547        86,553         16,781            201      178,096
Other Borrowings                  12,662                69           213          1,328          2,679       16,951
---------------------------------------------------------------------------------------------------------------------
Total                          $ 211,380          $ 74,616       $86,766        $18,109        $ 2,880    $ 393,751
=====================================================================================================================
Interest rate
   sensitivity gap            $ (198,061)        $ 172,782      $(54,472)       $80,491      $ 147,262
Cumulative interest
   rate sensitivity gap       $ (198,061)        $ (25,279)     $(79,751)         $ 740      $ 148,002
---------------------------------------------------------------------------------------------------------------------
December 31, 1998
Interest rate
   sensitivity gap            $ (186,856)        $ 193,845      $(61,972)       $94,883      $ 110,623
Cumulative interest
   rate sensitivity gap       $ (186,856)          $ 6,989      $(54,983)       $39,900      $ 150,523
---------------------------------------------------------------------------------------------------------------------

Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 1999, were approximately $128,867,000 and $2,530,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale. On December 31, 1999, consolidated liquid assets totaled $91.1 million or 15.4% of total assets as compared to $153.5 million or 28.2% of total consolidated assets on December 31, 1998. In addition to liquid assets, the Bank maintains short term lines of credit with correspondent banks. At December 31, 1999, the Bank had $67,338,000 available under these credit lines. Additionally, the Bank is a member of the Federal Home Loan Bank. At December 31, 1999, the Bank could have arranged for up to

$148,000,000 in secured borrowings from the FHLB. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In conjunction with the adoption of SFAS 133 the Bank reclassified all securities into the available-for-sale category. This enables the Bank to sell any of its unpledged securities to meet liquidity needs. Due to the rising interest rate environment throughout the last half of 1999, much of the investment portfolio has experienced price declines, which has resulted in unrealized losses. These unrealized losses limit the Bank's ability to sell these securities without realizing those losses. However, these securities are available to pledge as collateral for borrowings if the need should arise. The Bank has established a master repurchase agreement with a correspondent bank to enable such transactions.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in Table Eleven. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Table Eleven:  Certificates of Deposit in Denominations of $100,000 or More

--------------------------------------------------------------------
                                                           Year
                                                           Ended
                                                          12/31/99
--------------------------------------------------------------------

 Three months or less                                    $59,494,000

 Over three months through six months                     20,469,000

 Over six months through twelve months                    35,732,000

 Over twelve months                                       12,619,000

--------------------------------------------------------------------
 Total                                                  $128,314,000
====================================================================

Loan demand also affects the Bank's liquidity position. Table Twelve presents the maturities of loans for the period indicated.

Table Twelve:  Loan Maturities-December 31, 1999

---------------------------------------------------------------------------------------------------------
                                                 One year
                          One year               through                 Over
 In thousands             or less               five years            five years             Total
---------------------------------------------------------------------------------------------------------

  Commercial,
   financial and
   agricultural           $ 85,237,000           $ 55,147,000         $ 19,001,000         $ 159,385,000

  Real estate -
   construction             32,529,000              2,078,000              723,000            35,330,000

  Real estate -
    other                   20,546,000             62,213,000          105,841,000           188,600,000

  Installment                8,329,000              4,219,000              455,000            13,003,000

---------------------------------------------------------------------------------------------------------
  Total                  $ 146,641,000          $ 123,657,000        $ 126,020,000         $ 396,318,000
---------------------------------------------------------------------------------------------------------

Loans shown above with maturities greater than one year include $177,584,000 of floating interest rate loans and $72,093,000 of fixed rate loans.


Table Thirteen: Securities Maturities and Weighted Average Yields-December 31, 1999 and 1998
---------------------------------------------------------------------------------------------------
                                                                                          Weighted
                                                Amortized Unrealized Unrealized  Market   Average
In thousands(except percentages)                Cost       Gain      Losses     Value    Yield
---------------------------------------------------------------------------------------------------

December 31, 1999
Available for sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                      $ 12,002        $-      $ 35  $ 11,967    6.03%
     Maturing after 1 year but within 5 years       6,462         8       217     6,253    5.62%
     Maturing after 5 years but within 10 years    72,639         -     3,629    69,010    6.24%
     Maturing after 10 years                       12,265         -       625    11,640    6.27%
State & Political Subdivision
     Maturing after 1 year but within 5 years         247         -        25       222    5.70%
     Maturing after 5 year but within 10 Years     11,513         -       888    10,625    6.45%
     Maturing after 10 years                       25,091         -     2,436    22,655    6.73%
Corporate Debt Securities
     Maturing after 10 years                       11,500         -       121    11,379    7.18%
Other                                               1,684         -        -      1,684       -
---------------------------------------------------------------------------------------------------
Total investment securities                      $153,403       $ 8   $ 7,976 $ 145,435    6.36%
===================================================================================================
December 31, 1998
Available for sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                      $ 13,976     $ 119       $-   $ 14,095    6.16%
     Maturing after 1 year but within 5 years      27,248       239        -     27,487    6.16%
     Maturing after 5 years but within 10 years    20,037        15        -     20,052    6.27%
     Maturing after 10 years                       48,655        41        -     49,066    6.15%
State & Political Subdivision
     Maturing after 5 year but within 10 Years      3,159         9        14     3,154    6.09%
     Maturing after 10 years                       25,562        59       219    25,402    6.30%
Corporate Debt Securities
    Maturing within 1 year                         29,608         -         2    29,606    5.92%
Other                                               1,525         -         -     1,525      -
--------------------------------------------------------------------------------------------------
Total investment securities                      $169,770     $ 852      $ 23 $ 170,387    6.15%
===================================================================================================

The principal cash requirements of the Company are for expenses incurred in the support of administration and operations of the Bank. These cash requirements are funded through direct reimbursement billings to the Bank. For nonbanking functions, the Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating leases. (See Note 5 of the financial statements for the terms.) These commitments do not significantly impact operating results.

As of December 31, 1999, commitments to extend credit were the only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options etc. Loan commitments increased to $128,867,000 from $122,423,000 at December 31, 1998. The commitments represent 32.6% of total loans at year-end 1999 versus 39.1% a year ago.

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

At year-end 1999, the fair values calculated on the Bank's assets are 0.4% below the carrying values versus .09% above the carrying values at year-end 1998. The change in the calculated fair value percentage relates to the loan category and is the result of changes in interest rates in 1999 (see Note 10 of the financial statements).

Year 2000

During 1998 and 1999, Management of the Company focused the appropriate resources to address the potential problems that could arise regarding the Year 2000 (Y2K) century date change. The Company's mission critical systems were evaluated, modified as required and contingency plans were put into place should the systems have experienced any failures. The Y2K readiness of vendors and customers was also evaluated and monitored. The century date change passed without any operational difficulties for the Company, its vendors or its customers. There are certain dates within the year 2000 that have been identified as critical processing dates. The first was January 31, the end of the first month of the year. The second was February 29, leap year day. The Company did not experience any processing problems on those dates. Upcoming dates during the year are March 31, the end of the first quarter, October 10, the first date to require an 8-digit field (10/10/2000) and December 31, the end of the year. Those dates were tested as part of the Y2K project. The Company does not anticipate having any processing problems on those dates, however, failure by third parties adequately to remediate Y2K issues could have an impact upon Central Coast Bancorp which is impossible to quantify. Nevertheless, the Company currently expects that its Y2K compliance efforts will be successful without material adverse effects on its business.

Accounting Pronouncements

The Financial Standards Accounting Board has proposed the elimination of "pooling of interests" accounting by December 31, 2000. The result of this accounting change will be that all mergers consummated after December 31, 2000 will be accounted for as "purchase" transactions, resulting in the amortization of goodwill in any merger where the purchase price exceeds the asset value of the acquired company. The goodwill amortization will reduce future reported income of the merged companies. Additionally, in bank mergers, the goodwill in a purchase accounting transaction will not be included in the calculation of regulatory capital requirements. Some investment bankers have expressed the view that the elimination of "pooling of interests" accounting will result in lower merger premiums for sellers with the possibility of fewer transactions occurring after December 31, 2000.

For additional discussion of accounting pronouncements, see Note One in the Consolidated Financial Statements at Item 8.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is contained in Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      Page
Independent Auditors' Report                                          40

Consolidated Balance Sheets, December 31, 1999 and 1998               41

Consolidated Statements of Income for theyears ended
   December 31, 1999, 1998 and 1997                                   42

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                   43

ConsolidatedStatements of Shareholders' Equity for the
  years ended December 31, 1999, 1998 and 1997                        44

Notes to Consolidated Financial Statements                            45-60

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Central Coast Bancorp:

We have audited the accompanying consolidated balance sheets of Central Coast Bancorp and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Coast Bancorp and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Salinas, California
January 24, 2000
  (February 28, 2000 as to the stock dividend information in Note 1)

CONSOLIDATED BALANCE SHEETS
CENTRAL COAST BANCORP AND SUBSIDIARY

-------------------------------------------------------------------------------------------------------------------------
December 31,                                                                           1999                         1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                      $ 39,959,000                 $ 44,684,000
  Federal funds sold                                                                     -                     4,202,000
-------------------------------------------------------------------------------------------------------------------------
    Total cash and equivalents                                                   39,959,000                   48,886,000

  Available-for-sale securities                                                 145,435,000                  170,387,000

  Loans held for sale                                                                    -                     6,168,000

  Loans:
    Commercial                                                                  159,385,000                  136,685,000
    Real estate-construction                                                     35,330,000                   19,929,000
    Real estate-other                                                           188,600,000                  144,685,000
    Consumer                                                                     13,003,000                   11,545,000
    Deferred loan fees, net                                                        (721,000)                    (674,000)
-------------------------------------------------------------------------------------------------------------------------
    Total loans                                                                 395,597,000                  312,170,000
    Allowance for loan losses                                                    (5,596,000)                  (4,352,000)
-------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                     390,001,000                  307,818,000
-------------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                     3,888,000                    3,069,000
  Accrued interest receivable and other assets                                   14,162,000                    7,605,000
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 593,445,000                $ 543,933,000
=========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Demand, noninterest bearing                                               $ 141,389,000                $ 149,757,000
    Demand, interest bearing                                                    100,871,000                   98,226,000
    Savings                                                                      97,833,000                  104,447,000
    Time                                                                        178,096,000                  136,762,000
-------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                518,189,000                  489,192,000
  Accrued interest payable and other liabilities                                 21,951,000                    3,542,000
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                               540,140,000                  492,734,000
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 5 and 11)
Shareholders' Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock-no par value; authorized 25,000,000 shares;
    issued and outstanding: 6,440,257  shares in 1999
     and 6,112,045  shares in 1998                                               40,223,000                   41,103,000
  Shares held in deferred compenstion trust ( 247,148 shares in 1999
    and 71,949 shares in 1998), net of deferred obligation                               -                           -
  Retained earnings                                                              17,784,000                    9,733,000
  Accumulated other comprehensive income (loss), net of taxes of
    $3,267,000 in 1999 and $254,000 in 1998                                      (4,702,000)                     363,000
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                             53,305,000                   51,199,000
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $ 593,445,000                $ 543,933,000
=========================================================================================================================

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
CENTRAL COAST BANCORP AND SUBSIDIARY

--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                    1999                   1998                    1997
--------------------------------------------------------------------------------------------------------------------------
Interest Income
   Loans (including fees)                              $ 32,234,000           $ 27,037,000            $ 24,828,000
   Investment securities                                  9,127,000              7,473,000               5,823,000
   Fed funds sold                                           156,000              2,844,000               3,265,000
--------------------------------------------------------------------------------------------------------------------------
       Total interest income                             41,517,000             37,354,000              33,916,000
--------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Interest on deposits                                  13,218,000             13,319,000              11,943,000
   Other                                                    430,000                     -                   98,000
--------------------------------------------------------------------------------------------------------------------------
       Total interest expense                            13,648,000             13,319,000              12,041,000
--------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                      27,869,000             24,035,000              21,875,000
Provision for Loan Losses                                (1,484,000)              (159,000)                (64,000)
--------------------------------------------------------------------------------------------------------------------------
Net Interest Income after
   Provision for Loan Losses                             26,385,000             23,876,000              21,811,000
--------------------------------------------------------------------------------------------------------------------------

Noninterest Income
   Service charges on deposits                            1,348,000              1,235,000               1,076,000
   Other income                                             883,000                849,000                 689,000
--------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                            2,231,000              2,084,000               1,765,000
--------------------------------------------------------------------------------------------------------------------------

Noninterest Expenses
   Salaries and benefits                                  9,116,000              8,213,000               7,466,000
   Occupancy                                              1,301,000              1,049,000                 973,000
   Furniture and equipment                                1,338,000              1,005,000                 800,000
   Other                                                  4,288,000              3,592,000               3,334,000
--------------------------------------------------------------------------------------------------------------------------
     Total noninterest expenses                          16,043,000             13,859,000              12,573,000
--------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                               12,573,000             12,101,000              11,003,000
Provision for Income Taxes                                4,522,000              4,948,000               4,500,000
--------------------------------------------------------------------------------------------------------------------------
       Net Income                                       $ 8,051,000            $ 7,153,000             $ 6,503,000
==========================================================================================================================

Basic Earnings per Share                                     $ 1.14                 $ 1.08                  $ 0.99
Diluted Earnings per Share                                   $ 1.10                 $ 0.99                  $ 0.92
==========================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CENTRAL COAST BANCORP AND SUBSIDIARY

----------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                 1999                1998                1997
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operations:
   Net income                                                     $ 8,051,000         $ 7,153,000         $ 6,503,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                      1,484,000             159,000              64,000
     Depreciation                                                     936,000             656,000             513,000
     Amortization and accretion                                       136,000              (6,000)           (369,000)
     Deferred income taxes                                           (871,000)           (333,000)             31,000
     Gain on sale of securities                                       (45,000)            (58,000)                  -
     Net (gain) loss on sale of equipment                             126,000                   -             (19,000)
     Gain on sale of other real estate owned                               -              (20,000)            (21,000)
   Decrease (increase) in accrued interest receivable
     and other assets                                              (2,241,000)            129,000          (1,779,000)
   Increase in accrued interest payable and other liabilities       2,110,000             364,000           1,939,000
   Increase (decrease) in deferred loan fees                           47,000             106,000             (81,000)
----------------------------------------------------------------------------------------------------------------------
       Net cash provided by operations                              9,733,000           8,150,000           6,781,000
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Net decrease in interest-bearing
     deposits in financial institutions                                    -                    -             999,000
   Proceeds from maturities of investment securities
        Available-for-sale                                        100,042,000         107,423,000          63,750,000
        Held-to-maturity                                                   -           20,959,000          41,882,000
   Proceeds from sale of available-for-sale securities              5,988,000           9,119,000                   -
   Purchase of investment securities
        Available-for-sale                                        (89,498,000)       (176,593,000)       (154,353,000)
        Held-to-maturity                                                   -                    -         (10,181,000)
   Net change in loans held for sale                                6,168,000          (4,837,000)           (884,000)
   Net increase in loans                                          (84,049,000)        (56,812,000)        (15,723,000)
   Proceeds from sale of other real estate owned                      387,000             125,000             725,000
   Proceeds from sale of equipment                                     26,000                  -               31,000
   Purchases of equipment                                          (2,087,000)         (1,724,000)         (1,386,000)
----------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                      (63,023,000)       (102,340,000)        (75,140,000)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net increase in deposit accounts                                28,997,000          38,891,000         111,638,000
   Net increase (decrease) in short-term borrowings                12,662,000            (289,000)            289,000
   Net increase in long-term borrowings                             4,288,000                  -                  -
   Proceeds from sale of stock                                      1,098,000             264,000             380,000
   Shares repurchased under stock repurchase plan                  (2,674,000)           (374,000)                  -
   Fractional shares repurchased                                       (8,000)            (13,000)             (8,000)
----------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                   44,363,000          38,479,000         112,299,000
----------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                  (8,927,000)        (55,711,000)         43,940,000
Cash and equivalents, beginning of year                            48,886,000         104,597,000          60,657,000
----------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                                $ 39,959,000         $48,886,000        $104,597,000
======================================================================================================================
Noncash Investing and Financing Activities:
The Company obtained $335,000 in 1999 and $461,000 in 1997 of real estate (OREO) in connection with forclosures of delinquent loans (none 1998).  In 1999 and 1998 stock option exercises and stock repurchases totalling $666,000 and  $384,000, respectively were performed through a "stock for stock" exercise under the Company's deferred compensation plan (see Note 9).
----------------------------------------------------------------------------------------------------------------------
Other Cash Flow Information:
   Interest paid                                                 $ 13,733,000         $13,100,000        $ 11,367,000
   Income taxes paid                                                3,569,000           3,497,000           4,063,000
======================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
CENTRAL COAST BANCORP AND SUBSIDIARY

------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated Other
                                                                                     Comprehensive
                                                                                     Income (Loss) -
                                                                                    Net Unrealized
                                                                               Gain (Loss) on Available-
Years Ended December 31,                        Common Stock            Retained       For-Sale
1999, 1998 and 1997                           Shares       Amount       Earnings      Securities        Total
------------------------------------------------------------------------------------------------------------------

 Balances, January 1, 1997                 5,341,534 $ 30,856,000   $  5,476,000    $         -     $ 36,332,000
    Net income                                    -             -      6,503,000              -        6,503,000
    Changes in unrealized gains
       on securities available for sale,
        net of taxes of $71,000                   -             -              -        101,000          101,000
                                                                                                     --------------
    Comprehensive income                                                                               6,604,000
                                                                                                     --------------
    Shares repurchased                         (434)       (8,000)             -              -           (8,000)
    Stock options and warrants
      exercised                             119,486       380,000              -              -          380,000
    Tax benefit of stock options
      exercised                                   -       416,000              -              -          416,000
------------------------------------------------------------------------------------------------------------------
 Balances, December 31, 1997              5,460,586    31,644,000     11,979,000        101,000       43,724,000
    Net income                                    -             -      7,153,000              -        7,153,000
    Changes in unrealized gains
       on securities available for sale,
       net of taxes of $223,000                   -             -              -        320,000          320,000
    Reclassification adjustment for
       gains included in income,
       net of taxes of $40,000                    -             -              -        (58,000)         (58,000)
                                                                                                      --------------
    Comprehensive income                                                                               7,415,000
                                                                                                      --------------
    10% stock dividend                       546,059    9,399,000     (9,399,000)                             -
    Stock options and warrants
      exercised                              153,019      647,000              -              -          647,000
    Shares repurchased                       (47,619)    (770,000)                                      (770,000)
    Tax benefit of stock options
      exercised                                           183,000                                        183,000
------------------------------------------------------------------------------------------------------------------
 Balances, December 31, 1998               6,112,045   41,103,000      9,733,000        363,000       51,199,000
    Net income                                    -             -      8,051,000              -        8,051,000
    Changes in unrealized gains (losses)
       on securities available for sale,
       net of taxes of $3,502,000                 -             -              -     (5,039,000)      (5,039,000)
    Reclassification adjustment for
       gains included in income,
       net of taxes of $19,000                    -             -              -        (26,000)         (26,000)
                                                                                                      --------------
    Comprehensive income                          -             -              -                       2,986,000
                                                                                                      --------------
    Stock options and warrants
      exercised                              534,232    1,764,000              -               -       1,764,000
    Shares repurchased                      (206,020)  (3,348,000)                                    (3,348,000)
    Tax benefit of stock options                                                                              -
      exercised                                    -      704,000              -               -         704,000
------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                6,440,257 $ 40,223,000   $ 17,784,000    $ (4,702,000)   $ 53,305,000
------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTRAL COAST BANCORP AND SUBSIDIARY
Years ended December 31, 1999, 1998 and 1997

Note 1. Significant Accounting Policies and Operations.
The consolidated financial statements include Central Coast Bancorp (the "Company") and its wholly-owned subsidiary, Community Bank of Central California (the "Bank"). On July 9, 1999, Cypress Bank, a wholly owned subsidiary of the Company, was merged into the Bank of
Salinas whose name was then changed to Community Bank of Central California. All material intercompany accounts and transactions are eliminated in consolidation. The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the carrying value of other real estate owned. Management uses information provided by an independent loan review service in connection with the determination of the allowance for loan losses.

Community Bank of Central California operates eight full service branches in the Salinas Valley and on the Monterey Peninsula, serving small and medium sized business customers, as well as individuals. The Bank focuses on business loans and deposit services to customers throughout Monterey County.

Investment Securities -
are classified at the time of purchase into one of three categories: held-to-maturity, trading or available-for-sale. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's positive intent and ability to hold such securities to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as available-for-sale and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Accretion of discounts and amortization of premiums arising at acquisition are included in income using methods approximating the effective interest method. Gains and losses on sales of investments, if any, are determined on a specific identification basis.

Loans -
are stated  at  the  principal  amount   outstanding,   reduced  by  any
charge-offs or specific valuation allowance. Loan origination fees and certain direct loan origination costs are deferred and the net amount is recognized using the effective yield method, generally over the contractual life of the loan.

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

The allowance for loan losses -
is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loss experience. The allowance is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. In evaluating the adequacy of the allowance, management considers numerous factors such as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated local economic conditions that may affect the borrowers' ability to pay.

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

Premises and equipment -
are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the lesser of the lease terms or estimated useful lives of the assets, which are generally 3 to 30 years.

Intangible assets -
representing the excess of the purchase price over the fair value of tangible net assets acquired, are being amortized on a straight-line basis over seven years and are included in other assets.

Stock Compensation.
The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements. Note 9 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Income taxes -
are provided using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities arise principally from differences in reporting provisions for loan losses, interest on nonaccrual loans, depreciation, state franchise taxes and accruals related to the salary continuation plan. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share.
Basic earnings per share is computed by dividing net income by the weighted average of common shares outstanding for the period (7,072,000, 6,641,000 and 6,563,000 in 1999, 1998 and 1997,
respectively). Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the  weighted  average  common  shares outstanding for the period plus the dilutive effect of options and warrants (245,000, 601,000 and 533,000 in 1999, 1998 and 1997,
respectively). All earnings per share information has been adjusted retroactively for stock dividends of 10% in January 2000 and January 1998, a 3-for-2 stock split in March 1997 and a 5-for-4 stock split in January 1999.

Stock dividend.
On January 31, 2000 the Board of Directors declared a 10% stock dividend which was distributed on February 28, 2000, to shareholders of record as of February 14, 2000. All share and per share data including stock option and warrant information have been retroactively adjusted to reflect the stock dividend.

Comprehensive income.
In 1998 the Company adopted Statement of Financial  Accounting  Standards
(SFAS) No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Such amounts have been reported in the accompanying statements of shareholders' equity.

Segment reporting.
In 1998 the Company  adopted  Financial  Accounting  Standards  Statement
(FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that since all of the commercial banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.

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

Note 2. Cash and Due from Banks.
The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. At December 31, 1999 the Company maintained reserves of approximately $109,000 in the form of vault cash and balances at the Federal Reserve to satisfy regulatory requirements.

Note 3. Securities.
The Company's investment securities portfolio as of December 31, 1999 and 1998 consisted of the following:

--------------------------------------------------------------------------------

                                         Amortized Unrealized Unrealized Market
In thousands                               Cost       Gain    Losses     Value
--------------------------------------------------------------------------------
December 31, 1999
Available for sale securities:
U.S. Treasury and agency securities       $ 103,368      $ 8  $ 4,506  $ 98,870
State & Political Subdivision                36,851        -    3,349    33,502
Corporate Debt Securities                    11,500               121    11,379
Other                                         1,684        -       -      1,684
--------------------------------------------------------------------------------
Total investment securities               $ 153,403      $ 8  $ 7,976  $145,435
================================================================================
December 31, 1998
Available for sale securities:
U.S. Treasury and agency securities       $ 109,916    $ 784      $-  $ 110,700
State & Political Subdivision                28,721       68      233    28,556
Corporate Debt Securities                    29,608       -         2    29,606
Other                                         1,525       -        -      1,525
--------------------------------------------------------------------------------
Total investment securities               $ 169,770    $ 852    $ 235  $170,387
================================================================================

At December 31, 1999 and 1998, securities with a book value of $80,593,000 and $56,936,000 were pledged as collateral for deposits of public funds and other purposes as required by law or contract.

U.S. Treasury Securities with a market value of $6,033,000 and $9,119,000 and an amortized cost of $5,988,000 and $9,061,000 were sold during the fiscal years ended December 31, 1999 and 1998, respectively. There were no sales of securities in 1997.

Note 4. Loans and allowance for loan losses.
The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, the ultimate recovery of which is generally dependent on the successful operation, sale or refinancing of real estate, totaling approximately $263 million. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, appropriate provisions for losses are recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the credit worthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means. Loan losses from lending transactions related to real estate and agriculture compare favorably with the Company's loan losses on its loan portfolio as a whole.

The activity in the allowance for loan losses is summarized as follows:

In thousands                                            1999                     1998                   1997
--------------------------------------------------------------------------------------------------------------

   Balances, beginning of year                       $ 4,352                  $ 4,223                $ 4,372
   Provision charged to expense                        1,484                      159                     64
   Loans charged off                                    (400)                    (177)                  (440)
   Recoveries                                            160                      147                    227
--------------------------------------------------------------------------------------------------------------

   Balance, end of year                              $ 5,596                  $ 4,352                $ 4,223
==============================================================================================================


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

Management believes that the allowance for loan losses at December 31, 1999 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Nonperforming loans at December 31 are summarized below:

----------------------------------------------------------------------------------------------------------------------
In thousands                                                                           1999                      1998
----------------------------------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Real estate                                                                        $ 303                   $ 1,174
   Commercial                                                                            51                        73
   Consumer and other                                                                    -                         -
----------------------------------------------------------------------------------------------------------------------
                                                                                        354                     1,247
----------------------------------------------------------------------------------------------------------------------
Nonaccrual:
   Real estate                                                                        1,565                       543
   Commercial                                                                            11                       333
   Consumer and other                                                                    -                         -
----------------------------------------------------------------------------------------------------------------------
                                                                                      1,576                       876
----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                           $ 1,930                   $ 2,123
======================================================================================================================

Interest due but excluded from interest income on nonaccrual loans was approximately $82,000, $45,000 and $7,000 in 1999, 1998 and 1997
respectively. In 1999, 1998 and 1997, interest income recognized from payments received on nonaccrual loans was $21,000, $17,000 and $7,000, respectively.

At December 31, 1999 and 1998, the recorded investment in loans that are considered impaired under SFAS No. 114 was $2,165,000 and $727,000 of which $1,568,000 and $335,000 are included as nonaccrual loans above. Such impaired loans had valuation allowances totalling $821,000 and $164,000 based on the estimated fair values of the collateral. The average recorded investment in impaired loans during 1999 and 1998 was $2,357,000 and $776,000. The Company recognized interest income on impaired loans of $92,000 and $64,000 in 1999 and 1998, respectively.

The Company held no real estate acquired by foreclosure at December 31, 1999 or 1998.

Note 5. Premises and equipment.
Premises and equipment at December 31 are summarized as follows:

In thousands                                                                           1999                      1998
----------------------------------------------------------------------------------------------------------------------
Land                                                                                  $ 121                     $ 145
Building                                                                                215                       460
Furniture and equipment                                                               5,982                     5,641
Leasehold improvement                                                                 2,067                     1,310
----------------------------------------------------------------------------------------------------------------------
                                                                                      8,385                     7,556
Accumulated depreciation and amortization                                            (4,497)                   (4,487)
----------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                         $ 3,888                   $ 3,069
----------------------------------------------------------------------------------------------------------------------

The Company's facilities leases expire in March 2003 through October 2009 with options to extend for five to fifteen years. These include two facilities leased from shareholders at terms and conditions which management believes are consistent with the market. Rental rates are adjusted annually for changes in certain economic indices. Rental expense was approximately $565,000, $456,000 and $422,000, including lease expense to shareholders of $121,000, $134,000 and $152,000 in 1999, 1998 and 1997 respectively. The minimum annual rental commitments under these leases, including the remaining rental commitment under the leases to shareholders, are as follows:

-------------------------------------------------------------------------------------------------------
                                                                                           Operating
In thousands                                                                                 Leases
-------------------------------------------------------------------------------------------------------
     2000                                                                                        $ 595
     2001                                                                                          595
     2002                                                                                          595
     2003                                                                                          558
     2004                                                                                          542
     Thereafter                                                                                  949
-------------------------------------------------------------------------------------------------------
Total                                                                                          $ 3,834
-------------------------------------------------------------------------------------------------------


Note 6. Income Taxes.
The provision for income taxes is as follows:

-----------------------------------------------------------------------------------------------------
In thousands                                      1999                  1998                  1997
-----------------------------------------------------------------------------------------------------

   Current:
     Federal                                   $ 3,863               $ 3,946               $ 3,255
     State                                       1,530                 1,335                 1,214
-----------------------------------------------------------------------------------------------------
     Total                                       5,393                 5,281                 4,469
-----------------------------------------------------------------------------------------------------
   Deferred:
     Federal                                      (667)                 (290)                   32
     State                                        (204)                  (43)                   (1)
-----------------------------------------------------------------------------------------------------
     Total                                        (871)                 (333)                   31
-----------------------------------------------------------------------------------------------------
   Total                                       $ 4,522               $ 4,948               $ 4,500
-----------------------------------------------------------------------------------------------------

A reconciliation of the Federal income tax rate to the effective tax rate is as follows:

---------------------------------------------------------------------------------------------------------
                                                          1999               1998               1997
---------------------------------------------------------------------------------------------------------

   Statutory Federal income tax rate                         35.0%              35.0%              35.0%
   State uncome taxes (net of
     Federal income tax benefit)                              7.0%               7.1%               7.2%
   Tax exempt interest income                                (5.4%)             (0.8%)             (0.8%)
   Other                                                     (0.6%)             (0.4%)             (0.5%)
---------------------------------------------------------------------------------------------------------
   Effective tax rate                                        36.0%              40.9%              40.9%
---------------------------------------------------------------------------------------------------------



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, respectively, are presented below:

----------------------------------------------------------------------------------------------------------
In thousands                                                         1999                       1998
----------------------------------------------------------------------------------------------------------
Deferred Tax assets (liabilities):
   Unrealized (gain) loss on available for sale securities             $ 3,267                     $ (253)
   Provision for loan losses                                             2,287                      1,680
   Salary continuation plan                                                438                        265
   Depreciation and amortization                                           308                        254
   State income taxes                                                      196                        263
   Excess serving rights                                                    74                         86
   Interest on nonaccrual loans                                             72                         35
   Accrual to cash adjustments                                              15                         30
   Other                                                                    33                          1
----------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                 $ 6,690                    $ 2,361
----------------------------------------------------------------------------------------------------------


Note 7.  Detail of Other  Expense.
Other expense for the years ended December 31, 1999, 1998 and 1997 consists of the following:

-----------------------------------------------------------------------------------------------------------------
In thousands                                                 1999                   1998                    1997
----------------------------------------------------------------------------------------------------------------------
   Professional fees                                        $ 452                  $ 461                   $ 358
   Customer expenses                                          398                    431                     340
   Data processing                                            306                    386                     334
   Marketing                                                  475                    335                     302
   Stationary and supplies                                    444                    326                     466
   Shareholder and director                                   250                    262                     249
   Amortization of intangibles                                257                    257                     209
   Insurance                                                  180                    196                     180
   Dues and assessments                                       139                    109                     123
   Other                                                    1,387                    829                     773
----------------------------------------------------------------------------------------------------------------------
Total                                                     $ 4,288                $ 3,592                 $ 3,334
----------------------------------------------------------------------------------------------------------------------


Note 8.  Stock Purchase Warrants.
During 1995 and 1994, warrants were issued in connection with the sale of the Company's common stock at a rate of one warrant for every share of stock purchased. The warrants expired on June 30, 1999. During 1999, 1998 and 1997, respectively 145,313 , 17,454 and 6,463 warrants were exercised. During 1999, 6,481 options expired.

Note 9. Employee Benefit Plans.
The Company has two stock option plans under which incentive stock options or nonqualified stock options may be granted to certain key employees or directors to purchase authorized, but unissued, common stock. Shares may be purchased at a price not less than the fair market value of such stock on the date of grant. Options vest over various periods not in excess of ten years from date of grant and expire not more than ten years from date of grant.

Activity under the stock option plans adjusted for stock dividends and stock splits is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                        Weighted
                                                                                                         Average
                                                            Shares             Price per share            Price
--------------------------------------------------------------------------------------------------------------------
   Balances, January 1, 1997                               1,351,662         $ 1.29   -     9.48           $ 5.14
     Granted (wt. avg. fair value $3.15 per share)            41,593           9.04   -    15.00            10.33
     Canceled                                               (105,311)          2.11   -     8.93             7.61
     Exercised                                              (138,113)          1.29   -     5.61             2.59
--------------------------------------------------------------------------------------------------------------------
   Balances, December 31, 1997                             1,149,831           2.11   -    15.00             5.40
     Granted (wt. avg. fair value $5.09 per share)            74,937          14.00   -    17.09            15.19
     Expired                                                 (24,200)          8.92   -     8.92             8.92
     Exercised                                              (150,865)          2.11   -     8.93             3.85
--------------------------------------------------------------------------------------------------------------------
   Balances, December 31, 1998                             1,049,703           2.32   -    17.09             6.24
     Granted (wt. avg. fair value $5.06 per share)            20,831          15.09   -    15.09            15.09
     Expired                                                 (11,570)          8.93   -     8.93             8.93
     Exercised                                              (442,340)          2.11   -     8.93             2.74
--------------------------------------------------------------------------------------------------------------------
   Balances, December 31, 1999                               616,624         $ 4.29   -    17.09           $ 9.00
--------------------------------------------------------------------------------------------------------------------


Additional information regarding options outstanding as of December 31, 1999 is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                             Options Outstanding                                 Options Exercisable
                                      --------------------------------                           -------------------
                                              Weighted Average
                                                  Remaining         Weighted                              Weighted
         Range of                 Number         Contractual        Average             Number             Average
      Exercise Prices          Outstanding      Life (years)     Exercise Price       Exercisable      Exercise Price
-----------------------------------------------------------------------------------------------------------------------

          $4.29 -    5.61           153,833              5.7             $5.38              143,065            $5.41
           7.31 -    9.04           361,728              7.9              8.78              361,728             8.78
          14.00     17.09           101,063              9.3             15.28               36,089            15.26
-----------------------------------------------------------------------------------------------------------------------
         $ 2.11 -   17.09           616,624              6.1             $9.00              540,882            $8.32
-----------------------------------------------------------------------------------------------------------------------

At December 31, 1999, 1,314,920 shares were available for additional grants.

401(k) Savings Plan

The Company has a 401(k) Savings Plan under which eligible employees may elect to make tax deferred contributions from their annual salary, to a maximum established annually by the IRS. The Company matches 20% of the employees' contributions. The Company may make additional contributions to the plan at the discretion of the Board of Directors. All employees meeting age and service requirements are eligible to participate in the Plan. Company contributions vest after 3 years of service. Company contributions during 1999, 1998 and 1997 which are funded currently, totaled $94,000, $68,000 and $56,000, respectively.

Salary Continuation Plan

In 1996 the Company established a salary continuation plan for five officers which provides for retirement benefits upon reaching age 63. During 1997 two of such officers terminated their employment with the Company without vesting in the plan. The Company accrues such post-retirement benefits over the vesting periods (of five or ten years) based on a discount rate of

7.5%.  In  the  event  of  a  change  in  control  of  the  Company,  the officers' benefits will fully vest. The Company recorded compensation expense of $256,000, $225,000 and $117,000 in 1999, 1998 and 1997,
respectively. Accrued compensation payable under the salary continuation plan totaled $848,000 and $592,000 at December 31, 1999 and 1998, respectively.

Deferred Compensation Plan

In 1998 the Company established a deferred compensation plan for the benefit of the Board of Directors and certain officers. In addition to the deferral of compensation, the plan allows participants the opportunity to defer taxable income derived from the exercise of stock options. The participant's may, after making an election to defer receipt of the option shares for a specified period of time, use a "stock-for-stock" exercise to tender to the Company mature shares with a fair value equal to the exercise price of the stock options exercised. The Company simultaneously delivers new shares to the participant equal to the value of shares surrendered and the remaining shares under option are placed in a trust administered by the Company, to be distributed in accordance with the terms of each participant's election to defer. During 1999 and 1998 respectively, 43,728 and 24,673 shares with a fair value of approximately $666,000 and $384,000 were tendered to the Company using a "stock-for-stock" exercise and, at December 31, 1999, 247,148 shares (with a fair value of approximately $4,078,000 at December 31, 1999) were held in the Deferred Compensation Trust.

Additional Stock Plan Information

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, four years following vesting; average stock volatility of 14.9%; risk free interest rates ranging from 4.52% to 5.77%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $7,939,000 ($1.12 basic and $1.09 diluted earnings per share, $6,957,000 ($1.05 basic and $0.96 diluted earnings per share) and $6,345,000 ($0.97 basic and $0.90 diluted per share) in 1999, 1998 and 1997, respectively. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

Note 10. Disclosures About Fair Value of Financial Instruments.
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

------------------------------------------------------------------------------------------------------------------
                                                    December 31, 1999                        December 31, 1998
                                                Carrying       Estimated                 Carrying       Estimated
In thousands                                     Amount        Fair Value                 Amount        Fair Value
------------------------------------------------------------------------------------------------------------------
Financial Assets
Cash and equivalents                            $ 39,959        $ 39,959                 $ 48,886        $ 48,886
Securities                                       145,435         145,435                  170,387         170,387
Loans held for sale                                   -               -                     6,168           6,208
Loans, net                                       390,001         387,581                  307,818         308,253

Financial Liabilities
Demand deposits                                  242,260         242,260                  247,983         247,983
Time Deposits                                    178,096         178,147                  136,762         137,559
Savings                                           97,833          97,833                  104,447         104,447
Other borrowings                                  16,950          16,950                       -               -
------------------------------------------------------------------------------------------------------------------


The following estimates and assumptions were used to estimate the fair value of the financial instruments.

Cash and equivalents -
The carrying amount is a reasonable estimate of fair value.

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

Off-balance sheet instruments -
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair values of such off-balance sheet instruments were not significant at December 31, 1999 and 1998 and, therefore, have not been included in the table above.

Note 11. Commitments and Contingencies.
In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements,  including  loan  commitments of  approximately  $128,867,000 and standby letters of credit and financial guarantees of $2,530,000 at December 31, 1999. The Bank does not anticipate any losses as a result of these transactions.

Approximately $17,021,000 of loan commitments outstanding at December 31, 1999 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans. Many of these loan commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements.

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

Note 12. Related Party Loans.
The Company makes loans to officers and directors and their associates subject to loan committee approval and ratification by the Board of Directors. These transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than normal risk of collectibility.

An analysis of changes in related party loans for the year ended December 31, 1999 is as follows:

-----------------------------------------------------------------------------------------
      Beginning Balance         Additions              Repayments          Ending Balance
-----------------------------------------------------------------------------------------
          $ 6,208,000          $ 6,480,000            $ 5,716,000            $ 6,972,000
-----------------------------------------------------------------------------------------

Committed lines of credit, undisbursed loans and standby letters of credit to directors and officers at December 31, 1999 were approximately $3,137,000.

Note 13. Regulatory Matters.
The  Company  is  subject  to  various  regulatory  capital  requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action require that the Company meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and a minimum leverage ratio of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1999 that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1999 and 1998, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table shows the Company's and the Bank's actual capital amounts and ratios at December 31, as well as the minimum capital ratios to be categorized as "well capitalized" under the regulatory framework:


------------------------------------------------------------------------------------------------------------------------------
                                                                                                       To Be Categorized
                                                                                                     Well Capitalized Under
                                                                               For Capital             Prompt Corrective
                                                      Actual               Adequacy Purposes:          Action Provisions:
                                                      ------               ------------------          ------------------
                                                Amount          Ratio      Amount          Ratio     Amount           Ratio
                                                ------          -----      ------          -----     ------           -----
As of December 31, 1999:
Total Capital (to Risk Weighted Assets):
   Company                                      62,489,000        13.8%    36,125,000        8.0%           N/A
   Community Bank                               60,151,000        13.3%    36,173,000        8.0%    45,216,000         10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Company                                      56,938,000        12.6%    18,062,000        4.0%           N/A
   Community Bank                               54,600,000        12.1%    18,086,000        4.0%    27,130,000          6.0%
Tier 1 Capital (to Risk Average Assets)
   Company                                      56,938,000         9.7%    23,593,000        4.0%           N/A
   Community Bank                               54,600,000         9.2%    23,686,000        4.0%    29,608,000          5.0%

As of December 31, 1998:
Total Capital (to Risk Weighted Assets):
   Company                                      53,588,000        14.8%    29,004,000        8.0%           N/A
   Community Bank                               51,200,000        14.2%    28,745,000        8.0%    35,931,000         10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Company                                      49,326,000        13.6%    14,502,000        4.0%           N/A
   Community Bank                               46,938,000        13.1%    14,373,000        4.0%    21,559,000          6.0%
Tier 1 Capital (to Risk Average Assets)
   Company                                      49,326,000         9.9%    19,935,000        4.0%           N/A
   Community Bank                               46,938,000         9.2%    20,314,000        4.0%    25,392,000          5.0%
------------------------------------------------------------------------------------------------------------------------------

The ability of the Company to pay cash dividends in the future will largely depend upon the cash dividends paid to it by its subsidiary Bank . Under State and Federal law regulating banks, cash dividends declared by a Bank in any calendar year generally may not exceed its net income for the preceding three fiscal years, less distributions to the Company, or its retained earnings. Under these provisions, and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $20,494,000 as of December 31, 1999.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates.
In particular, the Bank is prohibited from lending to the Company unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank is limited to 10% of Bank shareholders' equity, or a maximum of $5,140,000 at December 31, 1999. No such advances were made during 1999 or 1998.

Note 14. Central Coast Bancorp (Parent Company Only)
The condensed financial statements of Central Coast Bancorp follow (in thousands):

Condensed Balance Sheets

---------------------------------------------------------------------------------------------------
December 31,                                                         1999                     1998
---------------------------------------------------------------------------------------------------
Assets:
   Cash-interest bearing account with Bank                          $ 893                  $ 2,339
   Investment in Bank                                              51,403                   48,629
   Premises and equipment, net                                      1,896                    1,506
   Other Assets                                                       518                      549
---------------------------------------------------------------------------------------------------
     Total assets                                                $ 54,710                 $ 53,023
===================================================================================================
Liabilities and Shareholders' Equity
   Liabilities                                                    $ 1,405                  $ 1,824
   Shareholders' Equity                                            53,305                   51,199
---------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                  $ 54,710                 $ 53,023
===================================================================================================


Condensed Income Statements

-------------------------------------------------------------------------------------------------------
Years ended December 31,                                    1999               1998               1997
-------------------------------------------------------------------------------------------------------
   Management fees                                       $ 7,704            $ 5,957            $ 3,624
   Other income                                               14                  1                 11
   Cash dividends received from the Bank                     500              1,500              2,000
-------------------------------------------------------------------------------------------------------
     Total income                                          8,218              7,458              5,635
   Operating expenses                                      8,212              7,435              6,386
-------------------------------------------------------------------------------------------------------
   Income(loss) before income taxes and equity
      in undistributed net income of Bank                      6                 23               (751)
   Provision (credit) for income taxes                      (206)              (604)            (1,125)
   Equity in undistributed
     net income of Bank                                    7,839              6,526              6,129
-------------------------------------------------------------------------------------------------------
   Net income                                              8,051              7,153              6,503
  Other comprehensive income (loss)                       (5,065)               262                101
-------------------------------------------------------------------------------------------------------
  Comprehensive income                                   $ 2,986            $ 7,415            $ 6,604
=======================================================================================================

Condensed Statements of Cash Flows

---------------------------------------------------------------------------------------------------
Years ended December 31,                                         1999           1998          1997
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash:
Operations:
   Net income                                                 $ 8,051        $ 7,153       $ 6,503
   Adjustments to reconcile net
     income to net cash provided
     by operations:
     Equity in undistributed
       net income of Bank                                      (7,839)        (6,526)       (6,129)
     Depreciation                                                 546            213            71
     Gain on sale of assets                                       (10)            -            -
     (Increase) decrease in other assets                           31          1,367          (656)
     Increase (decrease) in liabilities                           285          1,292           450
---------------------------------------------------------------------------------------------------
     Net cash provided by operations                            1,064          3,499           239
---------------------------------------------------------------------------------------------------
Investing Activities -
   Proceeds from sale of property                                  18             -            -
   Purchases of equipment                                        (944)        (1,228)         (494)
---------------------------------------------------------------------------------------------------
     Net cash used by investing activities                       (926)        (1,228)         (494)
---------------------------------------------------------------------------------------------------
Financing Activities:
   Stock repurchases                                           (2,682)          (387)           (8)
   Stock options and warrants exercised                         1,098            264           380
---------------------------------------------------------------------------------------------------
     Net cash provided (used) by financing activities          (1,584)          (123)          372
---------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash                           (1,446)         2,148           117
   Cash balance, beginning of year                              2,339            191            74
---------------------------------------------------------------------------------------------------
   Cash balance, end of year                                    $ 893        $ 2,339         $ 191
===================================================================================================


Note 15. Selected Quarterly Information (unaudited)

In thousands (except per share data)
--------------------------------------------------------------------------------------------------------
                                              1999                                   1998
                               -------------------------------------  ----------------------------------
Three months ended              Dec.31    Sep.30   June.30  Mar.31     Dec.31  Sep.30  June.30  Mar.31
--------------------------------------------------------------------------------------------------------
Interest revenue                 $11,269  $ 10,755 $ 10,031 $ 9,462    $ 9,498 $ 9,583 $ 9,281  $ 8,992
Interest expense                   3,681     3,525    3,329   3,113      3,211   3,358   3,415    3,335
--------------------------------------------------------------------------------------------------------
Net interest revenue               7,588     7,230    6,702   6,349      6,287   6,225   5,866    5,657
Provision for loan losses            529       418      410     127         78      40      24       17
--------------------------------------------------------------------------------------------------------
Net interest revenue after
  provision for loan losses        7,059     6,812    6,292   6,222      6,209   6,185   5,842    5,640
Total noninterest revenues           569       529      591     542        670     490     530      394
Total noninterest expenses         4,285     4,111    3,824   3,823      3,635   3,314   3,458    3,452
--------------------------------------------------------------------------------------------------------
Income before taxes                3,343     3,230    3,059   2,941      3,244   3,361   2,914    2,582
Income taxes                       1,014     1,227    1,065   1,216      1,284   1,391   1,205    1,068
--------------------------------------------------------------------------------------------------------
Net income                         2,329     2,003    1,994   1,725      1,960   1,970   1,709    1,514
--------------------------------------------------------------------------------------------------------
Per common share:
   Basic earnings per share       $ 0.33    $ 0.28   $ 0.28  $ 0.25     $ 0.29  $ 0.30  $ 0.25   $ 0.23
   Dilutive earnings per share      0.32      0.27     0.27    0.24       0.27    0.27    0.24     0.21
--------------------------------------------------------------------------------------------------------



The principal market on which the company's common stock is traded is Nasdaq.

The earnings per share in the preceding table have been adjusted retroactively for stock dividends of 10% in January 1998 and 2000, and a 5-for-4 stock split in January 1999.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

   ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

      The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                    PART IV

      ITEM 14.    EXHIBITS,  FINANCIAL STATEMENT  SCHEDULES,  AND REPORTS
                  ON FORM 8-K

            (a)(1)Financial Statements. Listed and included in Part II, Item 8.

               (2)Financial Statement Schedules.  Not applicable.

               (3)Exhibits.

                  (2.1) Agreement and Plan of  Reorganization  and Merger
                        by  and  between   Central  Coast  Bancorp,   CCB
                        Merger  Company and  Cypress  Coast Bank dated as
                        of December5,  1995,  incorporated  by reference
                        from  Exhibit  99.1 to Form 8-K,  filed  with the
                        Commission on December 7, 1995.

                  (3.1) Articles  of   Incorporation,   incorporated   by
                        reference   from  Exhibit  4.8  to   Registration
                        Statement on Form S-8, No.  33-89948,  filed with
                        the Commission on March 3, 1995.

                  (3.2) Bylaws,  as amended,  incorporated  by  reference
                        from  Exhibit 4.8 to  Registration  Statement  on
                        Form   S-8,   No.   33-89948,   filed   with  the
                        Commission on March 3, 1995.

                  (4.1) Specimen  form of  Central  Coast  Bancorp  stock
                        certificate,  incorporated  by reference from the
                        Company's   1994  Annual  Report  on  Form  10-K,
                        filed with the Commission on March 31, 1995.

                 (10.1) Lease agreement dated
                        December 12, 1994, related to 301 Main Street,
                        Salinas, California, incorporated by reference from the Company's 1994 Annual Report on Form
                        10K, filed with the Commission on March 31, 1995.
                 (10.2) King City Branch Lease,
                        incorporated by reference from Exhibit 10.3 to Registration Statement on Form S-4, No.
                        33-76972, filed with the Commission on March
                        28, 1994.

                 (10.3) Amendment    to   King   City    Branch    Lease,
                        incorporated  by  reference  from Exhibit 10.4 to
                        Registration   Statement   on   Form   S-4,   No.
                        33-76972,  filed  with  the  Commission  on March
                        28, 1994.

                *(10.4) 1982 Stock Option Plan, as
                        amended, incorporated by reference from Exhibit
                        4.2 to Registration Statement on Form S-8, No.
                        33-89948, filed with the Commission on March 3, 1995.

                *(10.5) Form  of  Nonstatutory   Stock  Option  Agreement
                        under the 1982 Stock  Option  Plan,  incorporated
                        by  reference  from  Exhibit 4.6 to  Registration
                        Statement on Form S-8, No.  33-89948,  filed with
                        the Commission on March 3, 1995.






                *(10.6) Form of Incentive  Stock Option  Agreement  under
                        the  1982  Stock  Option  Plan,  incorporated  by
                        reference   from  Exhibit  4.7  to   Registration
                        Statement on Form S-8, No.  33-89948,  filed with
                        the Commission on March 3, 1995.

                *(10.7) 1994   Stock   Option   Plan,   incorporated   by
                        reference   from  Exhibit  4.1  to   Registration
                        Statement on Form S-8, No.  33-89948,  filed with
                        the Commission on March 3, 1995.

                *(10.8) Form  of  Nonstatutory   Stock  Option  Agreement
                        under the 1994 Stock  Option  Plan,  incorporated
                        by  reference  from  Exhibit 4.3 to  Registration
                        Statement on Form S-8, No.  33-89948,  filed with
                        Commission on March 3, 1995.

                *(10.9) Form of Incentive  Stock Option  Agreement  under
                        the  1994  Stock  Option  Plan,  incorporated  by
                        reference   from  Exhibit  4.4  to   Registration
                        Statement on Form S-8, No.  33-89948,  filed with
                        the Commission on March 3, 1995.

               *(10.10) Form  of  Director   Nonstatutory   Stock  Option
                        Agreement  under  the  1994  Stock  Option  Plan,
                        incorporated  by  reference  from  Exhibit 4.5 to
                        Registration   Statement   on   Form   S-8,   No.
                        33-89948,  filed with the  Commission on March 3,
                        1995.

               *(10.11) Form   of   Bank   of   Salinas   Indemnification
                        Agreement for  directors and executive  officers,
                        incorporated  by  reference  from Exhibit 10.9 to
                        Amendment  No.  1 to  Registration  Statement  on
                        Form   S-4,   No.   33-76972,   filed   with  the
                        Commission on April 15, 1994.

               *(10.12) 401(k)  Pension and Profit  Sharing  Plan Summary
                        Plan   Description,   incorporated  by  reference
                        from  Exhibit 10.8 to  Registration  Statement on
                        Form   S-4,   No.   33-76972,   filed   with  the
                        Commission on March 28, 1994.

               *(10.13) Form of  Employment  Agreement,  incorporated  by reference  from  Exhibit  10.13 to the  Company's
                        1996 Annual  Report on Form 10-K,  filed with the
                        Commission on March 31, 1997.

               *(10.14) Form    of    Executive    Salary    Continuation
                        Agreement,   incorporated   by   reference   from
                        Exhibit  10.14  to  the  Company's   1996  Annual
                        Report on Form 10-K,  filed  with the  Commission
                        on March 31, 1997.

               *(10.15) 1994   Stock    Option    Plan,    as    amended,
                        incorporated  by reference  from Exhibit A to the
                        Proxy  Statement  filed  with the  Commission  on
                        September  3, 1996,  in  connection  with Central
                        Coast   Bancorp's   1996   Annual   Shareholders'
                        Meeting held on September 23, 1996.

(10.16)       Form of  Indemnification  Agreement,  incorporated  by reference from  Exhibit  D to  the  Proxy  Statement  filed
                        with the  Commission  on  September  3, 1996,  in
                        connection  with  Central  Coast  Bancorp's  1996
                        Annual  Shareholders'  Meeting  held on September
                        23, 1996.





                (10.17) Purchase  and   Assumption   Agreement   for  the
                        Acquisition   of  Wells   Fargo  Bank   Branches,
                        incorporated  by reference  from Exhibit 10.17 to
                        the  Company's  1996 Annual  Report on Form 10-K,
                        filed with the Commission on March 31, 1997.

                (10.18) Employee   Stock   Ownership   Plan   and   Trust
                        Agreement,   incorporated   by   reference   from
                        Exhibit  10.18  to  the  Company's   1996  Annual
                        Report on Form 10-K,  filed  with the  Commission
                        on March 31, 1997.

                (10.19) Lease agreement  dated March 7, 1997,  related to
                        484  Lighthouse  Avenue,  Monterey,   California,
                        incorporated  by reference  from Exhibit 10.19 to
                        the  Company's  1997 Annual  Report on Form 10-K,
                        filed with the Commission on March 27, 1998.

                 (21.1) The  Registrant's  only  subsidiary  is Community
                        Bank  of  Central   California   (the   successor
                        entity    resulting    from   the    merger    of
                        Registrant's wholly-owned  subsidiaries,  Bank of
                        Salinas  and  Cypress   Bank,  as  referenced  in
                        Exhibit 2.1 above).

                 (23.1) Independent auditors' consent

                 (27.1) Financial Data Schedule


*Denotes management contracts, compensatory plans or arrangements.


            (b)   Reports on Form 8-K.  Not Applicable.


An Annual Report for the fiscal year ended December 31, 1999, and Notice of Annual Meeting and Proxy Statement for the Company's 2000 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                  SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CENTRAL COAST BANCORP

Date: March 16, 2000   By: /S/ NICK VENTIMIGLIA
                          -------------------------
                          Nick Ventimiglia, President and Chief
                          Executive Officer (Principal Executive Officer)

Date: March 16, 2000   By: /S/ ROBERT STANBERRY
                          ------------------------
                          Robert Stanberry, Chief Financial Officer
                          (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                          Title                        Date
----------                          -----                        ----
/S/ C. EDWARD BOUTONNET             Director                      3/16/00
-----------------------
(C. Edward Boutonnet)

-----------------------             Director                      3/16/00
(Bradford G. Crandall)

/S/ ALFRED P. GLOVER                Director                      3/16/00
-----------------------
(Alfred P. Glover)

/S/ MICHAEL T. LAPSYS               Director                      3/16/00
-----------------------
(Michael T. Lapsys)

/S/ ROBERT M. MRAULE                Director                      3/16/00
-----------------------
(Robert M. Mraule)

/S/ DUNCAN L. MCCARTER              Director                      3/16/00
-----------------------
(Duncan L. McCarter)

/S/ LOUIS A. SOUZA                  Director                      3/16/00
-----------------------
(Louis A. Souza)

                                    Director                      3/16/00
-----------------------
(Mose E. Thomas)

/S/ NICK VENTIMIGLIA                Chairman,President            3/16/00
--------------------                and CEO
(Nick Ventimiglia)

                              EXHIBIT INDEX

Exhibit                                                     Sequential
Number                        Description                  Page Number
------                        -----------                  -----------
23.1        Independent auditors' consent.                      67

27.1        Financial Data Schedule                             68