Form 10-Q
period 2000-03-31
CENTRAL COAST BANCORP
filed 2000-05-12
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

For the Quarterly Period Ended     March 31, 2000    .

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   Commission File No. 0-25418 .

                        CENTRAL COAST BANCORP
--------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          California                                 77-0367061
-------------------------------                ------------------------
(State or other jurisdiction of                (IRS Employer ID Number)
 incorporation or organization)


 301 Main Street, Salinas, California .                93901.
 --------------------------------------                ------
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
                                            Yes  X    No
                                                -----    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 6,972,430 shares outstanding at May 9, 2000.

                            Page 1 of 21
           The Index to the Exhibits is located at Page 19




                                       PART I - FINANCIAL INFORMATION
                                        Item 1. FINANCIAL STATEMENTS:
                                    CENTRAL COAST BANCORP AND SUBSIDIARY
                              CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                                    March 31,      December 31,
(In thousands)                                                                        2000            1999
                                                                                   ----------      ----------
Assets
  Cash and due from banks                                                             $ 37,532       $ 39,959
  Federal funds sold                                                                    26,803              -
                                                                                   ------------    -----------
    Total cash and equivalents                                                          64,335         39,959

  Available-for-sale securities                                                        139,738        145,435

  Loans:
    Commercial                                                                         155,229        159,385
    Real estate-construction                                                            30,310         35,330
    Real estate-other                                                                  200,137        188,600
    Consumer                                                                            10,950         13,003
    Deferred loan fees, net                                                               (697)          (721)
                                                                                   ------------    -----------
       Total loans                                                                     395,929        395,597
    Allowance for loan losses                                                           (6,136)        (5,596)
                                                                                   ------------    -----------
  Net Loans                                                                            389,793        390,001
                                                                                   ------------    -----------

  Premises and equipment, net                                                            3,767          3,888
  Accrued interest receivable and other assets                                          12,269         14,162
                                                                                   ------------    -----------
Total assets                                                                         $ 609,902       $593,445
                                                                                   ============    ===========
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                                      $ 132,105       $141,389
    Demand, interest bearing                                                            98,384        100,871
    Savings                                                                             99,292         97,833
    Time                                                                               216,761        178,096
                                                                                   ------------    -----------
       Total Deposits                                                                  546,542        518,189
  Accrued interest payable and other liabilities                                         9,153         21,951
                                                                                   ------------    -----------
Total liabilities                                                                      555,695        540,140
                                                                                   ------------    -----------
Commitments and contingencies (Note 2)
Shareholders' Equity:
  Preferred stock - no par value; authorized 1,000,000 shares; no shares issued
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 7,014,930 shares at March 31, 2000
    and 6,440,257 shares at December 31, 1999                                           49,371         40,223
  Shares held in deferred compensation trust (271,862 at March 31, 2000
    and 247,148 at December 31, 1999), net of deferred obligation                            -              -
  Retained earnings                                                                      9,594         17,784
  Accumulated other comprehensive loss - net of taxes
     of $3,307,000 at March 31, 2000 and $3,267,000 at December 31, 1999                (4,758)        (4,702)
                                                                                   ------------    -----------
Shareholders' equity                                                                    54,207         53,305
                                                                                   ------------    -----------

Total liabilities and shareholders' equity                                           $ 609,902       $593,445
                                                                                   ============    ===========
See notes to Consolidated Condensed Financial Statements




                               CENTRAL COAST BANCORP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(In thousands)
Three Months Ended March 31,                                         2000                 1999
                                                                     ----                 ----
Interest Income
   Loans (including fees)                                              $ 9,213              $ 7,140
   Investment securities                                                 2,236                2,249
   Other                                                                   116                   73
                                                                ---------------       --------------
       Total interest income                                            11,565                9,462
                                                                ---------------       --------------
Interest Expense
   Interest on deposits                                                  3,914                3,086
   Other                                                                   148                   27
                                                                ---------------       --------------
       Total interest expense                                            4,062                3,113
                                                                ---------------       --------------
Net Interest Income                                                      7,503                6,349
Provision for Loan Losses                                                  526                  127
                                                                ---------------       --------------
Net Interest Income after
   Provision for Loan Losses                                             6,977                6,222
                                                                ---------------       --------------

Noninterest Income                                                         546                  542
                                                                ---------------       --------------

Noninterest Expenses
   Salaries and benefits                                                 2,380                2,331
   Occupancy                                                               333                  280
   Furniture and equipment                                                 388                  291
   Other                                                                 1,019                  921
                                                                ---------------       --------------
       Total other expenses                                              4,120                3,823
                                                                ---------------       --------------
Income Before Income Taxes                                               3,403                2,941
Provision for Income Taxes                                               1,327                1,216
                                                                ---------------       --------------
       Net Income                                                      $ 2,076              $ 1,725
                                                                ===============       ==============

Basic Earnings per Share                                                $ 0.29               $ 0.25
Diluted Earnings per Share                                              $ 0.29               $ 0.24

See notes to Consolidated Condensed Financial Statements


                                       CENTRAL COAST BANCORP AND SUBSIDIARY
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
Three Months Ended March 31,                                                          2000                   1999
                                                                                      ----                   ----
Cash Flows from Operations:
   Net income                                                                        $ 2,076                $ 1,725
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                                           526                    127
     Depreciation                                                                        296                    212
     Amortization and accretion                                                           61                     77
     (Increase) decrease in accrued interest receivable and other assets               1,869                   (919)
     Increase (decrease) in accrued interest payable and other liabilities              (136)                 1,107
     Increase (decrease) in deferred loan fees                                           (24)                    54
                                                                              ---------------         --------------
       Net cash provided by operations                                                 4,668                  2,383
                                                                              ---------------         --------------
Cash Flows from Investing Activities:
   Purchases of investment securities                                                    (20)               (87,498)
   Proceeds from maturities
     of investment securities                                                          5,624                 90,738
   Net change in loans held for sale                                                       -                    877
   Net increase in loans                                                                (295)                (8,084)
   Capital expenditures                                                                 (175)                  (382)
                                                                              ---------------         --------------
       Net cash provided (used) in investing activities                                5,134                 (4,349)
                                                                              ---------------         --------------
Cash Flows from Financing Activities:
   Net increase (decrease) in deposit accounts                                        28,353                (13,724)
   Net increase (decrease) in short-term borrowings                                  (12,662)                 3,740
   Proceeds from sale of stock                                                             -                    810
   Shares repurchased                                                                 (1,117)                  (808)
                                                                              ---------------         --------------
       Net cash provided (used) by financing activities                               14,574                 (9,982)
                                                                              ---------------         --------------
  Net increase (decrease) in cash and equivalents                                     24,376                (11,948)
Cash and equivalents, beginning of period                                             39,959                 48,886
                                                                              ---------------         --------------
Cash and equivalents, end of period                                                 $ 64,335               $ 36,938
                                                                              ===============         ==============

Other Cash Flow Information:
   Interest paid                                                                     $ 4,005                $ 3,092
   Income taxes paid                                                                   2,640                    224
See Notes to Consolidated Condensed Financial Statements



                CENTRAL COAST BANCORP AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     March 31, 2000 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 2000 and December 31, 1999, the results of operations for the three month periods ended March 31, 2000 and 1999, and cash flows for the three month periods ended March 31, 2000 and 1999.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders. The results of operations for the three-month periods ended March 31, 2000 and 1999 may not necessarily be indicative of the operating results for the full year.

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

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $123,780,000 and standby letters of credit of $2,433,000 at March 31, 2000. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2000.

Approximately $16,712,000 of loan commitments outstanding at March 31, 2000 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (7,069,000 for the three month period ended March 31, 2000, and 6,996,000 for the three month period ended March 31, 1999).
Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (198,000 for the three month period ended March 31, 2000 and 362,000 for the three month period ended March 31, 1999).


4.  COMPREHENSIVE EARNINGS


                                                                                    Three Months Ended March 31,
(In thousands)                                                                        2000                   1999
                                                                                      ----                   ----
Net Earnings                                                                         $ 2,076                $ 1,725
Other comprehensive loss - net unrealized
      loss on available-for-sale securities                                              (56)                  (779)
                                                                              ---------------        ---------------
Total comprehensive earnings                                                         $ 2,020                  $ 946
                                                                              ===============        ===============




5.     STOCK DIVIDEND

On January 31, 2000, the Board of Directors declared a ten percent stock dividend, which was distributed on February 28, 2000, to shareholders of record as of February 14, 2000. All share and per share data have been retroactively adjusted to reflect the stock dividend.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and the Bank, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business this report should be read in conjunction with Central Coast Bancorp's annual report on Form 10-K for the year ended December 31, 1999.

Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within the Management's Discussion and Analysis.

Business Organization

Central Coast Bancorp (the "Company") is a California corporation organized in 1994, and is the parent company for Community Bank of Central California, a state-chartered bank, headquartered in Salinas, California (the "Bank"). Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the "FRB"), the Company's principal regulator.

The Bank offers a full range of commercial banking services, including a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in the Salinas Valley and Monterey Peninsula.

Overview

Central Coast Bancorp reported a 21% increase in diluted earnings per share of $0.29 for the three months ended March 31, 2000 versus $0.24 in the first quarter last year. Net income for the first quarters of 2000 and 1999 were $2,076,000 and $1,725,000, respectively. The first quarter 2000 net income was a record for a first quarter and was 20% higher than year ago net income. The earnings per share for the 1999 first quarter have been adjusted for the 10% stock dividend distributed in February 2000.

Total assets of the Company at March 31, 2000 were $609,902,000 up $73,898,000 (13.8%) over the ending balance at March 31, 1999 and up $16,457,000 (2.8%) from December 31, 1999 balances. At quarter end, loans totaled $395,929,000, up $70,519,000 (21.7%) from the ending balances on March 31, 1999 and up slightly from $395,597,000 at December 31, 1999. Deposit balances at quarter end totaled $546,542,000 up $71,074,000 (14.9%) from the year earlier balances and up $28,353,000 (5.5%) from year-end 1999. The deposit growth included $20,000,000 of State of California certificates of deposit placed in the Bank in February 2000.

For the first quarter 2000, the Company realized a return on average equity of 15.4% and a return on average assets of 1.40%, as compared to 13.6% and 1.32% in the first quarter of 1999. Central Coast Bancorp ended the first quarter of 2000 with a Tier 1 capital ratio of 12.2% and a total risk-based capital ratio of 13.4% versus 14.4% and 15.7%, respectively at the end of the first quarter of 1999.

The following table provides a summary of the major elements of income and expense on a tax equivalent basis for the periods indicated.



Condensed Comparative Income Statement                                                                 Percentage
                                                                                                         Change
                                                                 Three months ended March 31,           Increase
(In thousands, except percentages)                                  2000               1999            (Decrease)
                                                                    ----               ----            ----------
Interest income (1)                                               $ 11,760           $  9,638                22%
Interest expense                                                     4,062              3,113                30%
                                                             --------------       ------------      -------------
  Net interest income                                                7,698              6,525                18%
Provision for loan losses                                              526                127               314%
                                                             --------------       ------------      -------------
  Net interest income after
    provision for loan losses                                        7,172              6,398                12%
Noninterest income                                                     546                542                 1%
Noninterest expense                                                  4,120              3,823                 8%
                                                             --------------       ------------      -------------
  Income before income taxes                                         3,598              3,117                15%
Income taxes                                                         1,327              1,216                 9%
Tax equivalent adjustment                                              195                176                11%
                                                             --------------       ------------      -------------

  Net income                                                       $ 2,076           $  1,725                20%
                                                             ==============       ============      =============
1) Interest on tax-free securities is reported on tax equivalent basis.

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





                                                                             (Unaudited)
                                                                       Three months ended March 31,
(Taxable Equivalent Basis)                              2000                                    1999
                                         Average                Average          Average                Average
(In thousands, except percentages)       Balance      Interest   Yield           Balance      Interest   Yield
                                         -------      --------   -----           -------      --------   -----
Assets:
Earning Assets
  Loans (1) (2)                           $ 389,616     $  9,213   9.48%          $ 309,892      $ 7,140  9.34%
  Taxable investments                       107,673        1,844   6.87%            127,466        1,894  6.03%
  Tax-exempt securities (tax equiv. basis)   35,825          587   6.57%             32,314          531  6.66%
  Federal funds sold                          8,335          116   5.58%              6,230           73  4.75%
                                          ---------     --------                  ---------      -------
Total Earning Assets                        541,449     $ 11,760   8.71%            475,902      $ 9,638  8.21%
                                                        --------                                 -------
Cash & due from banks                        37,206                                  42,400
Other assets                                 16,665                                  10,578
                                          ---------                               ---------
                                          $ 595,320                               $ 528,880
                                          =========                               =========
Liabilites & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                         $  96,688     $    405   1.68%          $  93,030      $   354  1.54%
  Savings                                   102,204          875   3.43%            108,843          891  3.32%
  Time deposits                             197,194        2,634   5.36%            147,048        1,841  5.08%
  Other borrowings                            9,474          148   6.27%              2,252           27  4.86%
                                          ---------     --------                  ---------      -------

Total interest bearing
  liabilities                               405,560        4,062   4.02%            351,173        3,113  3.60%
                                                        --------                                 -------
Demand deposits                             130,637                                 122,259
Other Liabilities                             5,221                                   3,882
                                          ---------                               ---------
Total Liabilities                           541,418                                 477,314
Shareholders' Equity                         53,902                                  51,566
                                          ---------                               ---------
                                          $ 595,320                               $ 528,880
                                          =========                               =========
Net interest income & margin (3)                        $  7,698    5.70%                        $ 6,525   5.56%
                                                        ========                                 =======

----------------------------------------------------------------------------------------------------------------

1  Loan interest income includes fee income of $236,000 and $241,000 for the three month periods ended March 31, 2000 and 1999, respectively.
2  Includes the average allowance for loan losses of $5,795,000 and $4,364,000 and average deferred loan fees of
    $686,000 and $719,000 for the three months ended March 31, 2000 and 1999, respectively.
3  Net interest margin is computed by dividing net interest income by the total average earning assets.



Volume/Rate Analysis
(in thousands) Three Months Ended March 31, 2000 over 1999
Increase (decrease) due to change in:
                                                                          Net
                                          Volume         Rate (4)       Change
                                          ------         --------       ------
Interest-earning assets:
   Net Loans (1)(2)                      $ 1,856           $ 217        $2,073
   Taxable investment securities            (298)            248           (50)
   Tax exempt investment securities (3)       58              (2)           56
   Federal funds sold                         25              18            43
                                          -------         -------       -------
     Total                                 1,641             481         2,122
                                          -------         -------       -------

Interest-bearing liabilities:
   Demand deposits                            14              37            51
   Savings deposits                          (55)             39           (16)
   Time deposits                             635             158           793
   Other borrowings                           88               3           121
                                          -------         ------        -------
     Total                                   682             267           949
                                          -------         -------       -------
Interest differential                    $   959           $ 214        $1,173
                                          =======         =======       =======

(1.) Loan interest income includes fee income of $236,000 and $241,000 for the three month periods ended March 31, 2000 and 1999, respectively.
(2.) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(3.) Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes.
      The effective federal statutory tax rate was 34% for 2000 and 1999.
(4.)   The rate / volume variance has been included in the rate variance.



Net interest income (fully taxable equivalent, FTE) for the first quarter of 2000 was $7,698,000, a $1,173,000 (18.0%) increase over the first quarter of 1999. Interest income was up $2,122,000 (22.0%) over those same periods. The average balances of earning assets were $65,547,000 (13.8%) higher in the first quarter of 2000 versus the prior year first quarter. Included in this increase, the average balances of loans, tax-exempt investments and Federal funds sold increased $79,724,000 (25.7%), $3,511,000 (10.9%) and
$2,105,000 (33.8%), respectively, for the first quarter of 2000 compared to that of 1999. Average balances of taxable investments decreased $19,793,000 (15.5%) in the first three months of 2000 compared to that period in 1999, as these assets were deployed into loans throughout the previous twelve months. These higher balances accounted for $1,641,000 of the increase in interest income on a quarter over quarter basis. Average yields on the earning assets increased 50 basis points in the first three months of 2000 compared to that period in 1999 due to the higher rates initiated by the Federal Reserve Board, adding $481,000 to interest income.

Interest expense was $949,000 (30.5%) higher in the first quarter of 2000 versus the same quarter in 1999. Average balances of interest-bearing liabilities were higher by $54,387,000 (15.5%) in the first three moths of 2000 compared to that period in 1999, adding $682,000 to interest expense. Average rates paid on interest-bearing liabilities were up 42 basis points on a quarter over quarter basis. The higher rates added $267,000 to interest expense in the first quarter of 2000 compared to the first quarter of 1999. The net interest margin for the first quarter of 2000 was 5.70% as compared to 5.56% in the year earlier period.

Provision for Loan Losses

The Bank provided $526,000 for loan losses in the first quarter of 2000 as compared to $127,000 in the first quarter of 1999 and $529,000 in the fourth quarter of 1999. While there has been no specific identification of deterioration in the Bank's loan portfolio at this time, management is aware of some weakness appearing in the local agricultural economy. For that reason the loss provision was maintained at the level recorded in the fourth quarter of 1999.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $546,000 in the first quarter of 2000, which was up only $4,000 (0.7%) over the same period in 1999. Service charges on deposits were up $40,000 (12.2%) due to higher volumes and some selective fee increases implemented in the fourth quarter in 1999. This increase was largely offset by a reduction of $39,000 (51.4%) in fees from mortgage originations as higher interest rates for home mortgages resulted in a significant reduction in demand for those loans.

Noninterest Expense

Noninterest expenses increased $297,000 (7.8%) to a total of $4,120,000 in the first quarter of 2000 versus first quarter 1999. Salary and employee benefits increased $49,000 (2.1%) due to higher benefit costs and normal salary increases, offset in part by lower commissions paid on mortgage originations. Premises and fixed asset expense increased $150,000 (26.3%) due in great part to higher operating costs for the three branches and the operations center that were moved or remodeled in 1999. Other expenses increased $98,000 (10.6%) generally due to higher business volumes and price increases. The overhead efficiency ratio (FTE) for the two quarters was 51.2% and 55.5%, respectively.

Provision for Income Taxes

The Company recorded income tax expense of $1,327,000 in the first quarter of 2000 versus $1,216,000 in the first quarter of 1999.
The effective tax rate for the three months ended March 31, 2000 is 39.0% as compared to 41.3% in the year earlier period. The effective tax rate is lower as the result of the effect of investments in tax exempt securities and loans.

Loans

Ending loan balances at March 31, 2000 were $395,929,000, which was a slight increase of $332,000 from year-end 1999 balances. The March 31, 2000 loan balances were $75,810,000 (23.7%) higher than the year earlier totals. On a year over year basis commercial loans were up 20%; construction loans were up 39%; and real estate-other loans were up 27%. The balances at March 31, 2000 for these loan categories were $155,229,000, $30,310,000 and $200,137,000, respectively. Loan demand remains strong heading into the second quarter of 2000.

Nonperforming Assets

Nonperforming assets are comprised of loans delinquent 90 days or more with respect to interest or principal, loans for which the accrual of interest has been discontinued, and other real estate which has been acquired through foreclosure and is awaiting disposition.

Unless well secured and in the process of collection, loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal, when the payment of interest or principal in accordance with the contractual terms of the loan becomes uncertain or when a portion of the principal balance has been charged off. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection.

Real estate and other assets acquired in satisfaction of indebtedness are recorded at the lower of estimated fair market value net of anticipated selling costs or the recorded loan amount, and any difference between this and the amount is treated as a loan loss. Costs of maintaining other real estate owned and gains or losses on the subsequent sale are reflected in current earnings.

The following is a summary of nonperforming assets:



(In thousands, except percentages)                                         March 31,              December 31,
                                                                             2000                    1999
                                                                       -----------------       ------------------
Past due 90 days or more and still accruing :
   Real estate                                                                  $   306                  $   303
   Commercial                                                                       170                       51
   Consumer and other                                                                 -                        -
                                                                       -----------------       ------------------
                                                                                    476                      354
                                                                       -----------------       ------------------
Nonaccrual:
   Real estate                                                                        -                    1,565
   Commercial                                                                       502                       11
   Consumer and other                                                                44                        -
                                                                       -----------------       ------------------
                                                                                    546                    1,576
                                                                       -----------------       ------------------
Total nonperforming loans                                                         1,022                    1,930
                                                                       -----------------       ------------------
Other real estate owned                                                             180                      180
                                                                       -----------------       ------------------
Total nonperforming assets                                                      $ 1,202                  $ 2,110
                                                                       =================       ==================

Allowance for loan losses as a percentage of nonperforming loans                   600%                     290%
Nonperforming loans to total loans                                                0.26%                    0.49%



Nonperforming loans decreased $908,000 during the first quarter of 2000. This decrease coupled with the quarterly provision in the allowance for loan losses resulted in the improvement in the coverage ratio of the allowance for loan losses to nonperforming loans from 290% at year-end to 600%.

At March 31, 2000, the recorded investment in loans that are considered impaired under SFAS No. 114 was $2,422,000 of which $546,000 are included in nonaccrual loans above. Such impaired loans had valuation allowances totalling $588,000 based on the estimated fair value of the collateral.

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

Management believes that the allowance for loan losses at March 31, 2000 is adequate, based on information currently available.
However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:



(In thousands, except percentages)                                         Three months ended March 31,
                                                                           2000                   1999
                                                                        ------------          -------------
Beginning balance                                                           $ 5,596                $ 4,352
   Provision charged to expense                                                 526                    127
   Loans charged off                                                            (16)                   (90)
   Recoveries                                                                    30                      9
                                                                        ------------          -------------
 Ending balance                                                             $ 6,136                $ 4,398
                                                                        ============          =============

Ending loan portfolio                                                      $395,929               $320,119
                                                                        ============          =============

Allowance for loan losses as percentage of ending loan portfolio              1.55%                  1.37%


Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2000 were approximately $123,780,000 and $2,433,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term marketable investments, and sellable government guaranteed loans. On March 31, 2000 consolidated liquid assets totaled $98.7 million or 16.2% of total assets as compared to $91.1 million or 15.4% of total consolidated assets on December 31, 1999. In addition to liquid assets, the Bank maintains lines of credit with correspondent banks for up to $80,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company's total shareholders' equity was $54,207,000 at March
31, 2000 compared to $53,305,000 at December 31, 1999.

The Company and the Bank are subject to regulations issued by the Board of Governors and the FDIC which require maintenance of a certain level of capital. A banking organization's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. The Company's major capital components are shareholders' equity less goodwill in core capital, and the allowance for loan losses in supplementary capital.

The following table shows the Company's actual capital amounts and ratios at March 31, 2000 and December 31, 1999 as well as the minimum capital ratios for capital adequacy under the regulatory framework:


                                                                                    For Capital
                                                          Actual                  Adequacy Purpose:
                                                  Amount          Ratio          Amount         Ratio
                                                  ------          -----          ------         -----
As of March 31, 2000
Total Capital (to Risk Weighted Assets):          63,864,000        13.4%       38,002,000         8.0%
Tier 1 Capital (to Risk Weighted Assets):         57,967,000        12.2%       19,001,000         4.0%
Tier 1 Capital (to Average Assets):               57,967,000         9.7%       23,813,000         4.0%

As of December 31, 1999:
Total Capital (to Risk Weighted Assets):          62,489,000        13.8%       36,125,000         8.0%
Tier 1 Capital (to Risk Weighted Assets):         56,938,000        12.6%       18,062,000         4.0%
Tier 1 Capital (to Average Assets):               56,938,000         9.7%       23,593,000         4.0%



Year 2000

During 1998 and 1999, management of the Company focused the appropriate resources to address the potential problems that could arise regarding the Year 2000 (Y2K) century date change. The Company's mission critical systems were evaluated, modified as required and contingency plans were put into place should the systems have experienced any failures. The Y2K readiness of vendors and customers was also evaluated and monitored. The century date change passed without any operational difficulties for the Company, its vendors or its customers. There are certain dates within the year 2000 that have been identified as critical processing dates. The first was January 31, the end of the first month of the year. The second was February 29, leap year day. The third was March 31, the end of the first quarter. The Company did not experience any processing problems on those dates. Upcoming dates during the year are October 10, the first date to require an 8-digit field (10/10/2000) and December 31, the end of the year. Those dates were tested as part of the Y2K project. The Company does not anticipate having any processing problems on those dates, however failure by third parties to adequately remediate Y2K issues could have an impact upon Central
Coast Bancorp, which is impossible to quantify. Nevertheless, the Company currently expects that its Y2K compliance efforts will be successful without material adverse effects on its business.


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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. Based on a forecast using year-end 1999 balances and measuring against a flat rate environment, in a one-year horizon an increase in interest rates of 200 basis points would result in an increase of $1,841,000 in net interest income. Conversely, a 200 basis point decrease would result in a decrease of $2,337,000 in net interest income.

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. The risk profile of the Bank has not changed materially from that at year-end 1999.

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

                None.

Item 5.     Other information.

                None.

Item 6.     Exhibits and reports on Form 8-K.

(a)   Exhibits

        (2.1) Agreement and Plan of Reorganization and Merger by and between Central Coast Bancorp, CCB Merger Company and Cypress Coast Bank dated as of December 5, 1995, incorporated by reference from
                Exhibit 99.1 to Form 8-K, filed with the Commission on December 7, 1995.

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

        *(10.10)Form of Director Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan, incorporated by reference from Exhibit 4.5 to Registration Statement on Form S-8, No 33-89948, filed with the Commission on March 3, 1995.

        *(10.11)Form of Bank of Salinas Indemnification Agreement for directors and executive officers, incorporated by reference from Exhibit 10.9 to Amendment No.1 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on April 15, 1994.

        *(10.12)401(k) Pension and Profit Sharing Plan Summary Plan
                Description, incorporated by reference from Exhibit
                10.8 to Registration Statement on Form S-4,
                No. 33-76972, filed with the Commission on March 28, 1994.


        *(10.13)Form of Employment Agreement, incorporated by reference from Exhibit 10.13 to the Company's 1996 Annual Report on Form 10-K,filed with the Commission on March 31, 1997.

        *(10.14)Form of Executive Salary Continuation Agreement, incorporated by reference from Exhibit 10.14 to the Company's 1996 Annual Report on Form 10-K, filed with the Commission on March 31, 1997.

        *(10.15)1994 Stock Option Plan, as amended, incorporated by reference from Exhibit A to the Proxy Statement filed with the Commission on September 3, 1996, in connection with Central Coast Bancorp's 1996 Annual Shareholders' Meeting held on September 23, 1996.

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


May 9, 2000                               CENTRAL COAST BANCORP


                                    By:
                                       ------------------------
                                       Robert M. Stanberry
                                       (Chief Financial Officer and
                                        Principal Accounting Officer)

                            EXHIBIT INDEX


Exhibit
Number               Description                      Page
------               -----------                      ----

27.1                 Financial Data Schedule           20