Form 10-Q
period 2000-06-30
CENTRAL COAST BANCORP
filed 2000-08-11
CIK 921085

12

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        June 30, 2000        .

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                     Commission File No. 0-25418 .

                         CENTRAL COAST BANCORP
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             California                          77-0367061.
             ----------                          -----------
  (State or other jurisdiction of          (IRS Employer ID Number)
  incorporation or organization)


  301 Main Street, Salinas, California.             93901.
  -------------------------------------             ------
 (Address of principal executive offices)         (Zip code)


                                (831) 422-6642.
                                ---------------
                         (Registrant's telephone number,
                               including area code)

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

No par value Common Stock - 6,903,379 shares outstanding at August 7, 2000.

                              Page 1 of 24
            The Index to the Exhibits is located at Page 22


                      PART 1-FINANCIAL INFORMATION
                      Item 1.FINANCIAL STATEMENTS:
                    CENTRAL COAST BANCORP AND SUBSIDIARY
             CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                               June 30,          December 31,
(In thousands, except for share data)                                            2000                1999
                                                                                 ----                ----
Assets
  Cash and due from banks                                                          $ 41,505           $ 39,959
  Federal funds sold                                                                 22,973                  -
                                                                           -----------------    ---------------
     Total cash and equivalents                                                      64,478             39,959

  Available-for-sale securities                                                     148,056            145,435

  Loans:
    Commercial                                                                      159,458            159,385
    Real estate-construction                                                         37,429             35,330
    Real estate-other                                                               219,315            188,600
    Consumer                                                                         10,600             13,003
    Deferred loan fees, net                                                            (729)              (721)
                                                                           -----------------    ---------------
        Total loans                                                                 426,073            395,597
    Allowance for loan losses                                                        (7,018)            (5,596)
                                                                           -----------------    ---------------
  Net Loans                                                                         419,055            390,001
                                                                           -----------------    ---------------

  Premises and equipment, net                                                         3,848              3,888
  Accrued interest receivable and other assets                                       13,380             14,162
                                                                           -----------------    ---------------
Total assets                                                                      $ 648,817          $ 593,445
                                                                           =================    ===============
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                                   $ 153,070          $ 141,389
    Demand, interest bearing                                                         94,849            100,871
    Savings                                                                         106,628             97,833
    Time                                                                            229,404            178,096
                                                                           -----------------    ---------------
        Total Deposits                                                              583,951            518,189
  Accrued interest payable and other liabilities                                      9,679             21,951
                                                                           -----------------    ---------------
Total liabilities                                                                   593,630            540,140
                                                                           -----------------    ---------------
Commitments and contingencies (Note 2)
Shareholders Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 6,919,115 shares at June 30, 2000
    and 6,440,257 shares at December 31, 1999                                        47,892             40,223
  Shares held in deferred compensation trust (271,862 at June 30, 2000
    and 247,148 at December 31, 1999), net of deferred obligation                                 -                  -
  Retained earnings                                                                  11,837             17,784
  Accumulated other comprehensive loss - net of
    taxes of $3,157 at June 30, 2000 and $3,267 at December 31,1999                  (4,542)            (4,702)
                                                                           -----------------    ---------------
Shareholders' equity                                                                 55,187             53,305
                                                                           -----------------    ---------------
Total liabilities and shareholders' equity                                        $ 648,817          $ 593,445
                                                                           =================    ===============
See Notes to Consolidated Condensed Financial Statements





                  CENTRAL COAST BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                           Three Months Ended June 30,            Six Months Ended June 30,
(In thousands)                              2000              1999                2000                 1999
                                            ----              ----                ----                 ----
Interest Income
   Loans (including fees)                    $ 10,150           $ 7,686             $ 19,363             $ 14,827
   Investment securities                        2,197             2,343                4,433                4,591
   Other                                          271                 2                  387                   75
                                       ---------------    --------------    -----------------    -----------------
       Total interest income                   12,618            10,031               24,183               19,493
                                       ---------------    --------------    -----------------    -----------------
Interest Expense
   Interest on deposits                         4,365             3,180                8,279                6,266
   Other                                           72               149                  220                  176
                                       ---------------    --------------    -----------------    -----------------
       Total interest expense                   4,437             3,329                8,499                6,442
                                       ---------------    --------------    -----------------    -----------------
Net Interest Income                             8,181             6,702               15,684               13,051
Provision for Loan Losses                         800               410                1,326                  537
                                       ---------------    --------------    -----------------    -----------------
Net Interest Income after
   Provision for Loan Losses                    7,381             6,292               14,358               12,514
                                       ---------------    --------------    -----------------    -----------------

Noninterest Income                                631               591                1,177                1,133
                                       ---------------    --------------    -----------------    -----------------

Noninterest Expenses
   Salaries and benefits                        2,467             2,250                4,847                4,581
   Occupancy                                      345               297                  678                  577
   Furniture and equipment                        412               294                  800                  585
   Other                                        1,112               983                2,131                1,904
                                       ---------------    --------------    -----------------    -----------------
       Total noninterest expenses               4,336             3,824                8,456                7,647
                                       ---------------    --------------    -----------------    -----------------
Income Before Income Taxes                      3,676             3,059                7,079                6,000
Provision for Income Taxes                      1,433             1,065                2,760                2,281
                                       ---------------    --------------    -----------------    -----------------
       Net Income                             $ 2,243           $ 1,994              $ 4,319              $ 3,719
                                       ===============    ==============    =================    =================

Basic Earnings per Share                       $ 0.32            $ 0.28               $ 0.62               $ 0.53
Diluted Earnings per Share                     $ 0.31            $ 0.27               $ 0.60               $ 0.51
See Notes to Consolidated Condensed Financial Statements



                      CENTRAL COAST BANCORP AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWES (Unaudited)


(In thousands)
Six months ended June 30,                                                      2000                    1999
                                                                               ----                    ----
Cash Flows from Operations:
   Net income                                                                    $ 4,319                 $ 3,719
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                                     1,326                     537
     Net (loss) on sale of fixed assets                                               18                      61
     Depreciation                                                                    592                     403
     Amortization and accretion                                                      102                       3
     Decrease in accrued interest receivable and other assets                        544                      26
     Increase in accrued interest payable and other liabilities                      528                     965
     Increase in deferred loan fees                                                    8                     240
                                                                           --------------          --------------
       Net cash provided by operations                                             7,437                   5,954
                                                                           --------------          --------------
Cash Flows from Investing Activities:
   Purchases of investment securities                                            (10,209)                (88,912)
   Proceeds from maturities of investment securities                               7,884                  92,854
   Proceeds from sale of investment securities                                         -                   5,987
   Net decrease in loans held for sale                                                 -                     844
   Net increase in loans                                                         (30,388)                (43,165)
   Purchases of premises and equipment                                              (571)                   (821)
                                                                           --------------          --------------
       Net cash used in investing activities                                     (33,284)                (33,213)
                                                                           --------------          --------------
Cash Flows from Financing Activities:
   Net increase in deposit accounts                                               65,762                  14,979
   Net increase (decrease) in short-term borrowings                              (12,662)                 12,408
   Net decrease in long-term borrowings                                             (138)                      -
   Proceeds from issuance of stock                                                    58                   1,098
   Shares repurchased                                                             (2,654)                 (2,060)
                                                                           --------------          --------------
       Net cash provided by financing activities                                  50,366                  26,425
                                                                           --------------          --------------
  Net increase (decrease) in cash and equivalents                                 24,519                    (834)
Cash and equivalents, beginning of period                                         39,959                  48,886
                                                                           --------------          --------------
Cash and equivalents, end of period                                             $ 64,478                $ 48,052
                                                                           ==============          ==============

Other Cash Flow Information:
   Interest paid                                                                 $ 8,109                 $ 6,417
   Income taxes paid                                                               3,410                   1,589
See Notes to Consolidated Condensed Financial Statements

                  CENTRAL COAST BANCORP AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       June 30, 2000 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp's (the "Company's") consolidated financial position at June 30, 2000 and December 31, 1999, the results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2000 and 1999 may not necessarily be indicative of the operating results for the full year.

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

Management has determined that since all of the commercial banking products and services offered by the Company are available in each branch of the Community Bank of Central California, its bank subsidiary (the "Bank"), all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.


2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $120,725,000 and standby letters of credit of $1,881,000 at June 30, 2000. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2000.

Approximately $21,809,000 of loan commitments outstanding at June 30, 2000 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (6,967,000 and 7,018,000 for the three and six month periods ended June 30, 2000, and 7,142,000 and 7,051,000 for the three and six month periods ended June 30, 1999). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (192,000 and 195,000 for the three and six month periods ended June 30, 2000 and 204,000 and 281,000 for the three and six month periods ended June 30, 1999).


4.  COMPREHENSIVE EARNINGS

                                                            Three Months Ended June 30,            Six Months Ended June 30,
(In thousands)                                                  2000             1999                  2000             1999
                                                                ----             ----                  ----             ----
Net Earnings                                                      $ 2,243          $ 1,994              $ 4,319           $ 3,719
Other comprehensive income (loss)- Net unrealized
      gain (loss) on available-for-sale securities                    216           (1,504)                 160            (2,296)

Reclassification adjustment for gains included in
      income, net of taxes of $4 and $(13)
      for the three and six month periods ended
      June 30, 1999                                                     -               (5)                   -                 8
                                                            --------------   --------------        -------------    --------------

Total comprehensive earnings                                      $ 2,459            $ 485              $ 4,479           $ 1,431
                                                            ==============   ==============        =============    ==============




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

Business Organization
---------------------

Central Coast Bancorp (the "Company") is a California corporation organized in 1994, and is the parent company for Community Bank of Central California, a state-chartered bank, headquartered in Salinas, California (the "Bank"). Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the "FRB"), the Company's principal federal regulator.

The Bank offers a full range of commercial banking services, including a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in Salinas Valley, Pajaro Valley and the Monterey Peninsula areas.

Overview
--------

Central Coast Bancorp recorded net income of $2,243,000 for the quarter ended June 30, 2000, which was a 12.5% increase over the $1,994,000 reported for the same period of 1999. Diluted earnings per share for the second quarter of 2000 was $0.31 versus $0.27 reported in the year earlier period. The return on equity (ROE) and the return on assets (ROA) for the second quarter of 2000 were 16.5% and 1.45% as compared to 15.2% and 1.45% for the same period in 1999.

Net income for the six months ended June 30, 2000 and 1999 was $4,319,000 and $3,719,000 with diluted earnings per share of $.60 and $.51, respectively. For the first six months of 2000, ROE was 16.0% and ROA was 1.42% as compared to 14.4% and 1.39% for the same period in 1999. The earnings per share for the 1999 periods have been adjusted for the 10% stock dividend distributed in February 2000.

The Company continued to achieve good year over year internal growth as assets increased $76,064,000 (13.3%) to total $648,817,000 at June 30, 2000. Loans totaled $426,073,000, up $65,661,000 (18.2%) from the ending balances on June 30, 1999. Deposit balances at quarter-end totaled $583,951,000 up $79,779,000 (15.8%) from the year earlier
balances.   The  deposit  growth   included   $20,000,000  of  State  of
California  certificates  of  deposit  placed  in the  Bank in  February
2000.

Central Coast Bancorp ended the second quarter of 2000 with a Tier 1 capital ratio of 11.8% and a total risk-based capital ratio of 13.1% versus 13.0% and 14.2%, respectively, at the end of the second quarter of 1999.

In October 1998, the Company announced a 5% stock repurchase plan the purpose of which was to aid in the management of the Company's capital. The last purchase of stock under this plan was made on May 22, 2000. Under this plan, the Company purchased 337,150 shares at an average price of $14.98 and with a total value of $5,052,000. In the second quarter of 2000, the Board of Directors authorized a second stock repurchase plan for an additional 5% of the then outstanding shares. Under this plan, the Company may repurchase up to approximately 348,000 shares, and as of June 30, 2000, the Company had repurchased 41,935 shares with a total value of $643,000.

The following table provides a summary of the major elements of income and expense for the periods indicated.



Condensed Comparative Income Statement
                                                                Percentage                         Percentage
                                        Three Months Ended        Change      Six Months Ended       Change
                                              June 30,           Increase         June 30,          Increase
(In thousands, except percentages)       2000        1999       (Decrease)     2000       1999     (Decrease)
                                         ----        ----       ----------     ----       ----     ----------
Interest Income (1)                     $ 12,815    $ 10,229         25%     $ 24,575   $ 19,867        24%
Interest Expense                           4,437       3,329         33%        8,499      6,442        32%
                                       ----------  ----------  ----------    ---------  ---------  ---------
  Net interest income                      8,378       6,900         21%       16,076     13,425        20%
Provision for Loan Losses                    800         410         95%        1,326        537       147%
                                       ----------  ----------  ----------    ---------  ---------  ---------
  Net interest income after
    provision for loan losses              7,578       6,490         17%       14,750     12,888        14%
Noninterest Income                           631         591          7%        1,177      1,133         4%
Noninterest Expense                        4,336       3,824         13%        8,456      7,647        11%
                                       ----------  ----------  ----------    ---------  ---------  ---------
  Income before income taxes               3,873       3,257         19%        7,471      6,374        17%
Income Taxes                               1,433       1,065         35%        2,760      2,281        21%
Tax Equivalent Adjustment                    197         198         -1%          392        374         5%
                                       ----------  ----------  ----------    ---------  ---------  ---------

  Net income                             $ 2,243     $ 1,994         12%      $ 4,319     $3,719        16%
                                       ==========  ==========  ==========    =========  =========  =========

1) Interest on tax-free securities is reported on tax equivalent basis.



Net interest income / net interest margin
-----------------------------------------

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Bank's earnings. Net interest margin is net interest income expressed as a percentage of average earning assets.

Second quarter 2000 net interest income of $8,378,000 was a 21.4% increase of $1,478,000 over the same period in 1999. The interest income component was up $2,586,000 (25.3%). Average loan balances were $73,341,000 (21.7%) higher in the second quarter of 2000 versus the year earlier period. This volume difference added $1,668,000 to interest income. The average loan yield for the second quarter of 2000 was 80 basis points higher than the average yield in the year earlier quarter. The higher yield increased interest income by $796,000. There have been six rate increases implemented by the Bank in the past twelve months as a result of the rate tightening by the Federal Reserve Board. For the past year, as investment securities have matured or been reduced by principal payments the funds have been allocated to loans and/or overnight Federal funds sold. The average balance of investment securities in the second quarter of 2000 was lower by $14,310,000 (8.8%) over the second quarter of 1999. Average balances for Federal funds sold for these two periods increased $16,451,000 to $16,787,000. Interest income for the investing activities increased $122,000 on a period over period basis.

Interest expense was up $1,108,000 (33.3%) on a quarter over quarter basis. The average balances on interest bearing liabilities were $50,768,000 (13.6%) higher in the second quarter of 2000 versus the same quarter in 1999. The higher balances accounted for $669,000 of the increase in interest expense. Rates paid on interest bearing liabilities increased 63 basis points on a quarter over quarter basis and accounted for $439,000 of the interest expense increase.

Net interest margin for the second quarters of 2000 and 1999 were 5.85% and 5.52%, respectively.

For the six-month period ending June 30, 2000, net interest income increased $2,651,000 (19.7%) over the first six months of 1999. The interest income component increased $4,708,000 to $24,575,000. Average balances of earning assets were $74,841,000 (15.3%) higher in the first six months of 2000 than the same period in 1999. The average balance of loans was $76,457,000 higher, which accounted for
$3,519,000 of the increase in interest income. The average yield received on loans in the first six months of 2000 was 49 basis points higher than the 9.23% received in the year earlier period. The higher yield on loans added $1,017,000 to interest income. The average balance of investment securities in the first six months of 2000 was lower by $10,910,000 (6.8%) over the year earlier period. Average balances for Federal funds sold for these two periods increased $9,294,000 to $12,561,000. Interest income for the investing activities increased $172,000 on a period over period basis. As mentioned in the quarterly analysis above, Federal funds interest rates were increased six times for a total of 150 basis points since June 30, 1999. As a result, the average yield of 8.77% received on all earning assets in the six months ended June 30, 2000 was 57 basis points higher than the yield received in the first six months of 1999.

Interest expense for the six-month period increased $2,057,000 (31.9%) from the expense in the same 1999 period. Volume increases in deposits and borrowings added $1,358,000 of interest expense. Overall average rates paid on interest-bearing liabilities in the first six months of 2000 increased 54 basis points to 4.13% from the same period in 1999. The interest expense increase attributable to the higher rates was $699,000.

Net interest margin for the first six months of 2000 was 5.74% versus 5.54% in the year earlier period.

The first two following tables provide a summary of the components of net interest income and the changes within the components for the periods indicated. The second two tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.

                                                                              (Unaudited)
                                                                       Three months ended June 30,
(Taxable Equivalent Basis)                                      2000                                   1999
                                               ------------------------------------    ------------------------------------
                                                  Avg.                      Avg.          Avg.                      Avg.
(In thousands, except percentages)               Balance      Interest     Yield         Balance     Interest      Yield
                                                 -------      --------     -----         -------     --------      -----
Assets:
Earning Assets
  Loans (1) (2)                                  $ 411,435     $ 10,150      9.92%       $ 338,094      $ 7,686      9.12%
  Taxable investments                              112,353        1,805      6.46%         126,560        1,951      6.18%
  Tax-exempt securities (tax equiv. basis)          35,800          588      6.61%          35,903          590      6.59%
  Federal funds sold                                16,787          272      6.52%             336            2      2.39%
                                               ------------  -----------               ------------ ------------
Total Earning Assets                               576,375     $ 12,815      8.94%         500,893      $10,229      8.19%
                                                             -----------                            ------------
Cash & due from banks                               38,201                                  41,023
Other assets                                         7,615                                  11,186
                                               ------------                              ------------
                                                  $ 622,191                               $ 553,102
                                               ============                              ============

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                                 $ 97,755        $ 392      1.61%       $ 102,864        $ 457      1.78%
  Savings                                           99,037          856      3.48%         101,001          816      3.24%
  Time deposits                                    221,695        3,117      5.65%         156,071        1,907      4.90%
  Other borrowings                                   4,481           72      6.46%          12,264          149      4.87%
                                               ------------  -----------               ------------ ------------
Total interest bearing liabilities                 422,968        4,437      4.22%         372,200        3,329      3.59%
                                                             -----------                            ------------
Demand deposits                                    139,707                                 123,985
Other Liabilities                                    5,028                                   4,311
                                               ------------                            ------------
Total Liabilities                                  567,703                                 500,496
Shareholders' Equity                                54,488                                  52,606
                                               ------------                            ------------
                                                 $ 622,191                               $ 553,102
                                               ============                            ============
Net interest income & margin (3)                                $ 8,378      5.85%                      $ 6,900      5.52%
                                                             ===========  =========                 ============  =========

---------------------------------------------------------------------------------------------------------------------------

1  Loan interest income includes fee income of $238,000 and $307,000 for the three month periods ended June 30, 2000 and 1999, respectively.
2  Includes the average allowance for loan losses of $6,422,000 and $4,536,000 and average deferred loan fees of $738,000 and $853,000 for the three months ended June 30, 2000 and 1999, respectively.
3  Net interest margin is computed by dividing net interest income by the total average earning assets.
4  Includes the unrealized loss on available-for-sale securities.

                                                                                  (Unaudited)
                                                                            Six months ended June 30,
(Taxable Equivalent Basis)                                         2000                                    1999
                                                     -------------------------------        -------------------------------
                                                     Avg.                    Avg.            Avg.                   Avg.
(In thousands, except percentages)                   Balance     Interest    Yield           Balance     Interest   Yield
                                                     -------     --------    -----           -------     --------   -----
Assets:
Earning Assets
  Loans (1) (2)                                       $400,526     $19,363     9.72%          $324,069     $14,827    9.23%
  Taxable investments                                  114,387       3,650     6.42%           126,992       3,844    6.10%
  Tax-exempt securities (tax equiv. basis)              35,813       1,175     6.60%            34,118       1,121    6.62%
  Federal funds sold                                    12,561         387     6.20%             3,267          75    4.63%
                                                   ------------  ----------                ------------ -----------
Total Earning Assets                                   563,287     $24,575     8.77%           488,446     $19,867    8.20%
                                                                 ----------                             -----------
Cash & due from banks                                   37,704                                  41,708
Other assets (4)                                         7,829                                  11,062
                                                   ------------                            ------------
                                                      $608,820                                $541,216
                                                   ============                            ============

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                                      $97,221       $ 797     1.65%           $97,974       $ 812    1.67%
  Savings                                              100,620       1,731     3.46%           104,901       1,706    3.28%
  Time deposits                                        209,445       5,751     5.52%           151,585       3,748    4.99%
  Other borrowings                                       6,976         220     6.34%             7,222         176    4.91%
                                                   ------------  ----------                ------------ -----------
Total interest bearing liabilities                     414,262       8,499     4.13%           361,682       6,442    3.59%
                                                                 ----------                             -----------
Demand deposits                                        135,172                                 123,125
Other Liabilities                                        5,192                                   4,232
                                                   ------------                            ------------
Total Liabilities                                      554,626                                 489,039
Shareholders' Equity                                    54,194                                  52,177
                                                   ------------                            ------------
                                                      $608,820                                $541,216
                                                   ============                            ============
Net interest income & margin (3)                                   $16,076     5.74%                       $13,425    5.54%
                                                                 ==========  ========                   =========== ========

----------------------------------------------------------------------------------------------------------------------------

1  Loan interest income includes fee income of $474,000 and $548,000 for the six month periods ended June 30, 2000 and 1999, respectively
2  Includes the average allowance for loan losses of $6,110,000 and $4,452,000 and average deferred loan fees of $712,000 and $786,000 for the six months ended June 30, 2000 and 1999, respectively.
3  Net interest margin is computed by dividing net interest income by the total average earning assets.
4  Includes the unrealized loss on available-for-sale securities.

 Volume/Rate Analysis
(in thousands) Three Months Ended June 30, 2000 over 1999
Increase (decrease) due to change in:
                                                                                                 Net
                                                            Volume           Rate (5)          Change
                                                            -------          ---------         -------
Interest-earning assets:
Net Loans (1)(2)                                             $ 1,668              $ 796          $2,464
   Taxable investment securities                                (219)                73            (146)
   Tax exempt investment securities (4)                           (2)                 -              (2)
   Federal funds sold                                             98                172             270
                                                          -----------       ------------      ----------
     Total                                                     1,545              1,041           2,586
                                                          -----------       ------------      ----------

Interest-bearing liabilities:
   Demand deposits                                               (23)               (42)            (65)
   Savings deposits                                              (16)                56              40
   Time deposits                                                 802                408           1,210
   Other borrowings                                              (94)                17             (77)
                                                          -----------       ------------      ----------
     Total                                                       669                439           1,108
                                                          -----------       ------------      ----------
Interest differential                                          $ 876              $ 602          $1,478
                                                          ===========       ============      ==========


 Volume/Rate Analysis
(in thousands) Six Months Ended June 30, 2000 over 1999
Increase (decrease) due to change in:
                                                                                                    Net
                                                               Volume           Rate (5)           Change
                                                               ------           --------           ------
Interest-earning assets:
Net Loans (1)(3)                                                $ 3,519            $1,017            $4,536
   Taxable investment securities                                   (383)              189              (194)
   Tax exempt investment securities (4)                              56                (2)               54
   Federal funds sold                                               215                97               312
                                                           -------------      ------------      ------------
     Total                                                        3,407             1,301             4,708
                                                           -------------      ------------      ------------

Interest-bearing liabilities:
   Demand deposits                                                   (6)               (9)              (15)
   Savings deposits                                                 (70)               95                25
   Time deposits                                                  1,440               563             2,003
   Other borrowings                                                  (6)               50                44
                                                           -------------      ------------      ------------
     Total                                                        1,358               699             2,057
                                                           -------------      ------------      ------------
Interest differential                                           $ 2,049             $ 602            $2,651
                                                           =============      ============      ============

1. The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
2. Loan fees of $238,000 and $307,000 for the quarters ended June 30, 2000 and 1999, respectively, have been included in the interest income computation.
3. Loan fees of $474,000 and $548,000 for the six months ended June 30, 2000 and 1999, respectively, have been included in the interest income computation.
4. Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2000 and 1999.
5. The rate / volume variance has been included in the rate variance.

Provision for Loan Losses
-------------------------

The provision for loan losses was $800,000 in the second quarter of 2000 as compared to $410,000 in the second quarter of 1999 and $526,000 in the first quarter of 2000. For the six-month period ended June 30, 2000, the Bank provided $1,326,000 versus $537,000 in the year earlier period. Loan balances increased $30,144,000 in the second quarter of 2000 and are up $65,661,000 on year over year basis. In addition to these new, unseasoned loans, several ongoing economic forces have caused management to increase its provision for loan losses. Among these are continued pressure on the Salinas Valley agricultural industry due to poor market prices. In addition, as the Federal Reserve Board's program to slow down consumer spending takes effect, the tourism industry will be impacted. Together, customers in the agriculture and tourism industries represent 36% of the Bank's total loans and loan commitments outstanding as of June 30, 2000. At June 30, 2000 and 1999, non-performing assets were $796,000 and $3,490,000, respectively. The ratios of the allowance for loan losses to total loans on those two dates were 1.65% and 1.35%, respectively.

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $631,000 in the second quarter of 2000, which was up $40,000 (6.8%) over the same period in 1999. Income from service charges on deposit accounts was $99,000 higher mostly due to higher volumes and new business account fees. This increase was partially offset by the fact that in the second quarter of 1999, the Company realized a gain of $45,000 from the sale of investment securities versus no gains in 2000.

For the first six-months of 2000, noninterest income was $1,177,000 versus $1,133,000 in the same period last year. Service charges on deposits were up $139,000 (21.2%) due to higher volumes and new business account fees. As the interest rates rose, the activity in residential mortgage lending slowed significantly in the first half of 2000. Consequently, the fees generated from mortgage originations decreased $80,000 (46.2%) in the first six months of 2000 as compared to the same period in 1999. As reported in the quarterly analysis in the preceding paragraph, a gain of $45,000 was recognized on the sale of investment securities in the second quarter of 1999 versus no gains in 2000.

Noninterest Expense
-------------------

Noninterest expenses increased $512,000 (13.4%) to a total of $4,336,000 in the second quarter of 2000 versus the second quarter of 1999. Salary and employee benefits increased $217,000 (9.6%) because of additional staff due to growth, higher benefit costs, and normal salary increases. On a quarter over quarter basis, premises and fixed asset expenses were higher by $166,000 (28.1%). Ongoing costs associated with two branch relocations and remodel of office space in the second half of 1999 were the major factors contributing to the increased premises and fixed asset expenses. Other expenses for the second quarter of 2000 were $1,112,000 for an increase of $129,000 over the prior year quarter. Various items related to higher business volume and some price increases contributed to the increase. The overhead efficiency ratios (fully tax equivalent) for the 2000 and 1999 second quarters were 48.1% and 51.0%, respectively.

Noninterest expenses for the six-month period ending June 30, 2000 were $8,456,000 versus $7,647,000 for the same period in 1999. Salaries and benefits increased $266,000 (5.8%) due to increased staffing levels, higher benefit costs and normal salary progressions. Premises and fixed asset expenses were up $316,000 (27.2%) due to the items as detailed in the previous paragraph. Other expenses increased $227,000 (11.9%). Factors contributing to the increase were as discussed above. The overhead efficiency ratio (fully tax equivalent) for the first six-months of 2000 was 49.0% as compared to 52.5% in the same period of 1999.

Provision for Income Taxes
--------------------------

The effective tax rate for the second quarter and first six-months of 2000 was 39.0% for both periods versus 34.8% and 38.0% in the same two periods of 1999.

Securities
----------

At June 30, 2000, available-for-sale securities had a market value of $148,056,000 with an amortized cost basis of $155,755,000. The unrealized loss of $7,699,000 at June 30, 2000 was a decrease of $366,000 from the unrealized loss at March 31, 2000. The slightly lower unrealized loss was the result of a leveling of interest rates in the securities markets in the second quarter. Other than for short term funds management, the Bank did not purchase securities during the second quarter of 2000.

Loans
-----

Ending loan balances at June 30, 2000 were $426,073,000, which was an increase of $30,476,000 (7.7%) from year-end 1999 balances and $65,661,000 (18.2%) from June 30, 1999 balances. With the exception of consumer loans, all other categories of loans were higher on a year over year basis. Loan demand has remained brisk and the current pipeline would indicate that the demand is continuing into the third quarter.

Nonperforming Assets
--------------------

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

The following is a summary of nonperforming assets:


(In thousands, except percentages)                                                June 30,              December 31,
                                                                                    2000                    1999
                                                                                --------------        ---------------
Past due 90 days or more and still accruing :
   Real estate                                                                          $ 102                  $ 303
   Commercial                                                                              59                     51
   Consumer and other                                                                      50                      -
                                                                                --------------       ----------------
                                                                                          211                    354
                                                                                --------------       ----------------
Nonaccrual:
   Real estate                                                                              -                  1,565
   Commercial                                                                             443                     11
   Consumer and other                                                                      44                      -
                                                                                --------------       ----------------
                                                                                          487                  1,576
                                                                                --------------       ----------------
Total nonperforming loans                                                                 698                  1,930
                                                                                --------------       ----------------
Other real estate owned                                                                   100                    180
                                                                                --------------       ----------------
Total nonperforming assets                                                              $ 798                $ 2,110
                                                                                ==============       ================

Allowance for loan losses as a percentage of nonperforming loans                        1005%                   290%
Nonperforming loans to total loans                                                      0.16%                  0.49%

Nonperforming loans decreased $1,234,000 during the first six months of 2000 with $326,000 of that in the second quarter. This decrease coupled with the year-to-date increase of the provision for the allowance for loan losses resulted in improvement in the coverage ratio of the allowance for loan losses to nonperforming loans from 290% at year-end to 1005%.

At June 30, 2000, the recorded investment in loans that are considered impaired under SFAS No. 114 was $2,073,000 of which $487,000 are included in nonaccrual loans above. Such impaired loans had valuation allowances totaling $617,000 based on the estimated fair value of the collateral.

Allowance for Loan Losses
-------------------------

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

Management believes that the allowance for loan losses at June 30, 2000 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                            Three months ended June 30,              Six months ended June 30,
(In thousands, except percentages)            2000               1999                 2000               1999
                                              ----               ----                 ----               ----
 Beginning balance                              $ 6,136           $ 4,398              $ 5,596            $ 4,352
   Provision charged to expense                     800               410                1,326                537
   Loans charged off                                 (3)              (37)                 (19)              (127)
   Recoveries                                        85               111                  115                120
                                          --------------     -------------        -------------      -------------
Ending balance                                  $ 7,018           $ 4,882              $ 7,018            $ 4,882
                                          ==============     =============        =============      =============

Ending loan portfolio                                                                 $426,073           $360,412
                                                                                  =============      =============

Allowance for loan losses as percentage of
   ending loan portfolio                                                                 1.65%              1.35%

Liquidity
---------

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2000 were approximately $120,725,000 and $1,881,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans available for sale. On June 30, 2000, consolidated liquid assets totaled $90.0 million or 13.9% of total assets as compared to $91.1 million or 15.4% of total consolidated assets on December 31, 1999. In addition to liquid assets, the Bank maintains lines of credit with correspondent banks for up to $80,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources
-----------------

The Company's total shareholders' equity was $55,187,000 at June 30, 2000 compared to $53,305,000 at December 31, 1999.

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

The following table shows the Company's actual capital amounts and ratios at June 30, 2000 and December 31, 1999 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                                         For Capital
                                                                           Actual                     Adequacy Purposes:
                                                                   Amount          Ratio             Amount         Ratio
                                                                   ------          -----             ------         -----
As of June 30, 2000
Total Capital (to Risk Weighted Assets):                       $ 64,975,000        13.1%         $ 39,811,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):                        58,788,000        11.8%           19,905,000        4.0%
Tier 1 Capital (to Average Assets):                              58,788,000         9.5%           24,888,000        4.0%

As of December 31, 1999
Total Capital (to Risk Weighted Assets):                       $ 62,489,000        13.8%         $ 36,125,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):                        56,938,000        12.6%           18,062,000        4.0%
Tier 1 Capital (to Average Assets):                              56,938,000         9.7%           23,593,000        4.0%

Year 2000
---------

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. Based on a forecast using May 31, 2000 balances and measuring against a flat rate environment, in a one-year horizon an increase in interest rates of 200 basis points would result in an increase of $1,980,000 in net interest income. Conversely, a 200 basis point decrease would result in a decrease of $2,470,000 in net interest income.

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

            THE FOLLOWING ARE THE VOTING RESULTS OF THE REGISTRANTS'S ANNUAL MEETING OF THE SHAREHOLDERS HELD ON MAY 25, 2000:


           PROPOSAL NO. 1: ELECTION OF DIRECTORS
                               Number of Affirmative Votes
                               ---------------------------

            C. EDWARD BOUTONNET             5,491,981
            BRADFORD G. CRANDALL            5,491,932
            ALFRED P. GLOVER                5,494,221
            MICHAEL T. LAPSYS               5,494,101
            DUNCAN L. McCARTER              5,493,765
            ROBERT M. MRAULE, D.D.S., M.D.  5,494,150
            LOUIS M. SOUZA                  5,494,101
            MOSE E. THOMAS, JR.             5,494,101
            NICK VENTIMIGLIA                5,494,150

           PROPOSAL NO. 2:  APPROVAL OF DELOITTE & TOUCHE LLP
                AS INDEPENDENT PUBLIC ACCOUNTANTS FOR THE
                2000 FISCAL YEAR.

                                                          Number of Shares
                    Number of            Number of          Indicated As
                 Votes Cast For      Votes Cast Against      Abstentions
                 --------------      ------------------      -----------

                   5,421,052                6,180             72,451

                   TOTAL NUMBER OF SHARES VOTED: 5,499,683.

Item 5.     Other information.

                None.

Item 6.     Exhibits and reports on Form 8-K.

(a)   Exhibits
             (2.1) Agreement and Plan of Reorganization and Merger by and between Central Coast Bancorp, CCB Merger Company and Cypress Coast Bank dated as of December~5, 1995, incorporated by reference from
                     Exhibit 99.1 to Form 8-K filed with the Commission on December 7, 1995.

             (3.1) Articles of Incorporation, incorporated by reference from Exhibit 4.8 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

             (3.2)   Bylaws,  as  amended,   incorporated  by  reference
                     from the Registrant's 1998 Annual Report on Form 10-K filed with the Commission on March 29,1999.

             (4.1) Specimen form of Central Coast Bancorp stock certificate incorporated by reference from the Registrant's 1994 Annual Report on Form 10-K filed with the Commission on March 31, 1995.

            (10.1) Lease agreement dated December 12, 1994, related to 301 Main Street, Salinas, California incorporated by reference from the Registrant's 1994 Annual Report on Form 10-K filed with the Commission on March 31, 1995.

            (10.2) King City Branch Lease incorporated by reference from Exhibit 10.3 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on March 28, 1994.

            (10.3)   Amendment   to  King  City  Branch  Lease
                     incorporated by reference from Exhibit 10.4 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on March 28, 1994.

           *(10.4) 1982 Stock Option Plan, as amended, incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

           *(10.5) Form of Nonstatutory Stock Option Agreement under the 1982 Stock Option Plan incorporated by reference from Exhibit 4.6 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

           *(10.6) Form of Incentive Stock Option Agreement under the 1982 Stock Option Plan incorporated by reference from Exhibit 4.7 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

           *(10.7) 1994 Stock Option Plan incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

           *(10.8) Form of Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.3 to Registration Statement on Form S-8, No. 33-89948, filed with Commission on March 3, 1995.

           *(10.9) Form of Incentive Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.4 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

          *(10.10) Form of Director Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.5 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

          *(10.11) Form of Bank of Salinas Indemnification Agreement for directors and executive officers incorporated by reference from Exhibit 10.9 to Amendment No. 1 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on April 15, 1994.

          *(10.12) 401(k) Pension and Profit Sharing Plan Summary Plan Description incorporated by reference from
                     Exhibit 10.8 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on March 28, 1994.

          *(10.13) Form of Employment Agreement incorporated by reference from Exhibit 10.13 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

          *(10.14) Form of Executive Salary Continuation Agreement incorporated by reference from Exhibit 10.14 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

          *(10.15) 1994 Stock Option Plan, as amended, incorporated by reference from Exhibit A to the Proxy Statement filed with the Commission on September 3, 1996 in connection with Registrant's 1996 Annual Shareholders' Meeting held on September 23, 1996.

          *(10.16) Form of Indemnification Agreement, incorporated by reference from Exhibit D to the Proxy Statement filed with the Commission on September 3, 1996 in connection with Registrant's 1996 Annual Shareholders' Meeting held on September 23, 1996.

           (10.17) Purchase and Assumption Agreement for the Acquisition of Wells Fargo Bank Branches
                     incorporated by reference from Exhibit 10.17 to Registrant's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

          *(10.18)   Employee  Stock  Ownership Plan and Trust
                     Agreement  incorporated  by reference  from Exhibit
                     10.18 to Registrant's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

           (10.19) Lease agreement dated March 7, 1997, related to 484 Lighthouse Avenue, Monterey, California incorporated by reference from Exhibit 10.19 to Registrant's 1997 Annual Report on Form 10-K filed with the Commission on March 27, 1998.

            (21.1)   The  Registrant's  only subsidiary is its
                     wholly-owned   subsidiary,    Community   Bank   of
                     Central California.

            (27.1)   Financial Data Schedule
           *Denotes management contracts, compensatory plans or arrangements.

(b) Reports on Form 8-K - A current report on Form 8-K was filed with the Commission on May 17, 2000 to report the Board of Directors' authorization of a stock repurchase program of up to five percent of the Registrant's outstanding shares. This followed the completion of the previous five percent repurchase plan authorized in October, 1998.

SIGNATURES
------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


July 28, 2000                             CENTRAL COAST BANCORP


                                    By: /S/ ROBERT M. STANBERRY
                                        --------------------------
                                          Robert M. Stanberry
                                          (Chief Financial Officer,
                                           Principal Financial and
                                           Accounting Officer)

                             EXHIBIT INDEX


Exhibit
Number               Description                                   Page
------               -----------                                   ----

27.1                 Financial Data Schedule                        23