Form 10-Q
period 2000-09-30
CENTRAL COAST BANCORP
filed 2000-11-13
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

For the Quarterly Period Ended        September 30, 2000        .

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

                     Commission File No. 0-25418 .

                         CENTRAL COAST BANCORP
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


     California                                          77-0367061   .
     ----------                                        ----------------

  (State or other jurisdiction of                (IRS Employer ID Number)
  incorporation or organization)


  301 Main Street, Salinas, California    .                 93901  .
  -----------------------------------------                ---------

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

No par value Common Stock - 6,768,049 shares outstanding at November 6, 2000.

                              Page 1 of 24
            The Index to the Exhibits is located at Page 22


                      PART 1-FINANCIAL INFORMATION
                      Item 1.FINANCIAL STATEMENTS:
                CENTRAL COAST BANCORP AND SUBSIDIARY
          CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)



                                                                                 September 30,        December 31,
(Dollars in thousands)                                                                2000                1999
                                                                                      ----                ----

Assets
  Cash and due from banks                                                               $ 41,297           $ 39,959
  Federal funds sold                                                                      14,461                  -
                                                                                -----------------    ---------------
     Total cash and equivalents                                                           55,758             39,959

  Available-for-sale securities                                                          140,220            145,435

  Loans:
    Commercial                                                                           161,105            159,385
    Real estate-construction                                                              38,147             35,330
    Real estate-other                                                                    231,382            188,600
    Consumer                                                                               9,935             13,003
    Deferred loan fees, net                                                                 (731)              (721)
                                                                                -----------------    ---------------
        Total loans                                                                      439,838            395,597
    Allowance for loan losses                                                             (8,389)            (5,596)
                                                                                -----------------    ---------------
  Net Loans                                                                              431,449            390,001
                                                                                -----------------    ---------------

  Premises and equipment, net                                                              3,910              3,888
  Accrued interest receivable and other assets                                            11,591             14,162
                                                                                -----------------    ---------------
Total assets                                                                           $ 642,928          $ 593,445
                                                                                =================    ===============
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                                        $ 148,089          $ 141,389
    Demand, interest bearing                                                              94,771            100,871
    Savings                                                                              105,707             97,833
    Time                                                                                 227,534            178,096
                                                                                -----------------    ---------------
        Total Deposits                                                                   576,101            518,189
  Accrued interest payable and other liabilities                                           9,887             21,951
                                                                                -----------------    ---------------
Total liabilities                                                                        585,988            540,140
                                                                                -----------------    ---------------
Commitments and contingencies (Note 2)
Shareholders Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 6,818,159 shares at September 30, 2000
    and 6,440,257 shares at December 31, 1999                                             46,182             40,223
  Shares held in deferred compensation trust (271,862 at September 30, 2000
    and 247,148 at December 31, 1999), net of deferred obligation                              -                  -
  Retained earnings                                                                       14,090             17,784
  Accumulated other comprehensive loss - net of taxes of $2,316
     at September 30, 2000 and $3,267 at December 31,1999                                 (3,332)            (4,702)
                                                                                -----------------    ---------------
Shareholders' equity                                                                      56,940             53,305
                                                                                -----------------    ---------------
Total liabilities and shareholders' equity                                             $ 642,928          $ 593,445
                                                                                =================    ===============
See Notes to Consolidated Condensed Financial Statements





                  CENTRAL COAST BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                           Three Months Ended September 30,         Nine Months Ended September 30,
(In thousands, except per share data)         2000                 1999                 2000                1999
                                              ----                 ----                 ----                ----

Interest Income
   Loans (including fees)                       $ 10,830              $ 8,457             $ 30,193            $ 23,284
   Investment securities                           2,353                2,273                6,785               6,864
   Other                                             393                   25                  781                 100
                                         ----------------    -----------------    -----------------    ----------------
       Total interest income                      13,576               10,755               37,759              30,248
                                         ----------------    -----------------    -----------------    ----------------
Interest Expense
   Interest on deposits                            4,834                3,402               13,113               9,668
   Other                                              67                  123                  287                 299
                                         ----------------    -----------------    -----------------    ----------------
       Total interest expense                      4,901                3,525               13,400               9,967
                                         ----------------    -----------------    -----------------    ----------------

Net Interest Income                                8,675                7,230               24,359              20,281
Provision for Loan Losses                          1,530                  418                2,856                 955
                                         ----------------    -----------------    -----------------    ----------------
Net Interest Income after
   Provision for Loan Losses                       7,145                6,812               21,503              19,326
                                         ----------------    -----------------    -----------------    ----------------

Noninterest Income                                   672                  529                1,849               1,662
                                         ----------------    -----------------    -----------------    ----------------

Noninterest Expenses
   Salaries and benefits                           2,561                2,294                7,408               6,875
   Occupancy                                         385                  300                1,063                 877
   Furniture and equipment                           404                  320                1,204                 905
   Other                                             948                1,197                3,079               3,101
                                         ----------------    -----------------    -----------------    ----------------
       Total noninterest expenses                  4,298                4,111               12,754              11,758
                                         ----------------    -----------------    -----------------    ----------------
Income Before Income Taxes                         3,519                3,230               10,598               9,230
Provision for Income Taxes                         1,266                1,227                4,027               3,508
                                         ----------------    -----------------    -----------------    ----------------
       Net Income                                $ 2,253              $ 2,003              $ 6,571             $ 5,722
                                         ================    =================    =================    ================

Basic Earnings per Share                          $ 0.33               $ 0.28               $ 0.94              $ 0.81
Diluted Earnings per Share                        $ 0.32               $ 0.27               $ 0.92              $ 0.78
See Notes to Consolidated Condensed Financial Statements



                  CENTRAL COAST BANCORP AND SUBSIDIARY
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
Nine months ended September 30,                                                               2000                    1999
                                                                                              ----                    ----

Cash Flows from Operations:
   Net income                                                                                   $ 6,571                 $ 5,722
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                                                    2,856                     955
     Net loss on sale of fixed assets                                                                21                     107
     Depreciation                                                                                   871                     607
     Amortization and accretion                                                                     (39)                     81
     (Increase) decrease in accrued interest receivable and other assets                          1,428                  (1,108)
     Increase in accrued interest payable and other liabilities                                     807                   2,347
     Increase in deferred loan fees                                                                  10                     139
                                                                                          --------------          --------------
       Net cash provided by operations                                                           12,525                   8,850
                                                                                          --------------          --------------
Cash Flows from Investing Activities:
   Purchases of investment securities                                                           (56,346)                (89,431)
   Proceeds from maturities of investment securities                                             64,114                  96,728
   Proceeds from sale of investment securities                                                        -                   5,988
   Proceeds from sale of premises and equipment                                                       -                      17
   Net increase in loans                                                                        (44,314)                (64,343)
   Purchases of premises and equipment                                                             (915)                 (1,593)
                                                                                          --------------          --------------
       Net cash used in investing activities                                                    (37,461)                (52,634)
                                                                                          --------------          --------------
Cash Flows from Financing Activities:
   Net increase in deposit accounts                                                              57,912                  26,915
   Net increase (decrease) in short-term borrowings                                             (12,662)                 14,233
   Net decrease in long-term borrowings                                                            (210)
   Proceeds from issuance of stock                                                                   89                   1,098
   Shares repurchased                                                                            (4,394)                 (2,680)
                                                                                          --------------          --------------
       Net cash provided by financing activities                                                 40,735                  39,566
                                                                                          --------------          --------------
   Net increase (decrease) in cash and equivalents                                               15,799                  (4,218)
Cash and equivalents, beginning of period                                                        39,959                  48,886
                                                                                          --------------          --------------
Cash and equivalents, end of period                                                            $ 55,758                $ 44,668
                                                                                          ==============          ==============

Other Cash Flow Information:
   Interest paid                                                                               $ 12,506                 $ 9,856
   Income taxes paid                                                                              4,660                   2,289
See Notes to Consolidated Condensed Financial Statements


                  CENTRAL COAST BANCORP AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     September 30, 2000 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp's (the "Company's") consolidated financial position at September 30, 2000 and December 31, 1999, the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with accounting principles generally accepted in the Untied States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 may not necessarily be indicative of the operating results for the full year.

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


2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $135,537,000 and standby letters of credit of $4,475,000 at September 30, 2000. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2000.

Outstanding loan commitments of approximately $24,988,000 at September 30, 2000 were for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (6,887,000 and 6,974,000 for the three and nine month periods ended September 30, 2000, and 7,103,000 and 7,069,000 for the three and nine month periods ended September 30, 1999). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (197,000 and 195,000 for the three and nine month periods ended September 30, 2000 and 194,000 and 254,000 for the three and nine month periods ended September 30, 1999).


4.    COMPREHENSIVE EARNINGS

                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                    September 30,
(In thousands)                                            2000             1999           2000              1999
                                                          ----             ----           ----              ----

Net Earnings                                            $ 2,253          $ 2,003        $ 6,571          $ 5,722
Other comprehensive income (loss)- Net unrealized
      gain (loss) on available-for-sale securities        1,210           (1,751)         1,370           (4,047)
Reclassification adjustment for gains included in
      income, net of taxes of $5 for the
      nine month period ended
      September 30, 1999                                      -                -              -                8

                                                        -------          -------        -------          -------
Total comprehensive earnings                            $ 3,463            $ 252        $ 7,941          $ 1,683
                                                        =======          =======        =======          =======

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

Interest  income,  net  interest  income  and net  interest  margin  are
presented  on  a  fully  taxable   equivalent  basis  (FTE)  within  the
Management's Discussion and Analysis.

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

The Bank offers a full range of commercial banking services, including a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises located in the counties of Monterey, San Benito and Santa Cruz, which are in the central coastal area of California.

Overview
--------

Central Coast Bancorp recorded net income of $2,253,000 for the quarter ended September 30, 2000, which was a 12.5% increase over the $2,003,000 reported for the same period of 1999. Diluted earnings per share for the third quarter of 2000 was $0.32 versus $0.27 reported in the year earlier period. The return on equity (ROE) and the return on assets (ROA) for the third quarter of 2000 were 15.8% and 1.36% as compared to 15.4% and 1.38% for the same period in 1999.

Net income for the nine months ended September 30, 2000 and 1999 was $6,571,000 and $5,722,000 with diluted earnings per share of $.92 and $.78, respectively. For the first nine months of 2000, ROE was 15.9% and ROA was 1.40% as compared to 14.7% and 1.38% for the same period in 1999. The earnings per share for the 1999 periods have been adjusted for the 10% stock dividend distributed in February 2000.

Year over year balance sheet growth reflects a $55,399,000 (9.4%) increase in total assets, a $57,312,000 (15.0%) increase in loans and a $59,993,000 (11.6%) increase in deposits at September 30, 2000 from the ending balances at September 30, 1999. Assets totaled $642,928,000 at September 30, 2000. This was down $5,889,000 from the June 30,
2000 ending balance as the Bank returned $18,000,000 of the $20,000,000 of State of California certificates of deposit placed in the Bank in February 2000.

Central Coast Bancorp ended the third quarters of 2000 and 1999 with Tier 1 capital ratios of 11.8% and total risk-based capital ratios of 13.0%.

On October 16, 2000, the Bank continued to expand its service area by opening its 10th full service branch in the city of Hollister in San Benito County. The economic environment in San Benito County is similar to the agricultural communities the Bank serves in Monterey County.

As previously reported, in the second quarter of 2000, the Board of Directors authorized a stock repurchase plan for 5% of the then outstanding shares. Under this plan, the Company may repurchase up to approximately 348,000 shares. As of October 16, 2000, the Company had repurchased 167,605 shares at an average price of $16.07 with a total value of $2,694,000.

The following table provides a summary of the major elements of income and expense for the periods indicated.



Condensed Comparative Income Statement                           Percentage                     Percentage
                                      Three Months Ended       Change     Nine Months Ended     Change
                                         September 30,        Increase      September 30,       Increase
(In thousands, except percentages)     2000        1999      (Decrease)    2000       1999      (Decrease)
                                       ----        ----      ----------    ----       ----      ----------
Interest Income (1)                  $ 13,777    $ 10,951        26%     $ 38,352   $ 30,818        24%
Interest Expense                        4,901       3,525        39%       13,400      9,967        34%
                                     ---------   ---------  ---------    ---------  ---------   --------
  Net interest income                   8,876       7,426        20%       24,952     20,851        20%
Provision for Loan Losses               1,530         418       266%        2,856        955       199%
                                     ---------   ---------  ---------    ---------  ---------   --------
  Net interest income after
    provision for loan losses           7,346       7,008         5%       22,096     19,896        11%
Noninterest Income                        672         529        27%        1,849      1,662        11%
Noninterest Expense                     4,297       4,111         5%       12,754     11,758         8%
                                     ---------   ---------  ---------    ---------  ---------   --------
  Income before income taxes            3,721       3,426         9%       11,191      9,800        14%
Income Taxes                            1,267       1,227         3%        4,027      3,508        15%
Tax Equivalent Adjustment                 201         196         3%          593        570         4%
                                     ---------   ---------  ---------    ---------  ---------   --------

  Net income                          $ 2,253     $ 2,003        12%      $ 6,571    $ 5,722        15%
                                     =========   =========  =========    =========  =========   ========

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

Third quarter 2000 net interest income of $8,876,000 was a 19.5% increase of $1,450,000 over the same period in 1999. The interest income  component  was up  $2,826,000  (25.8%).  Average  loan  balances were $60,684,000 (16.6%) higher in the third quarter of 2000 versus the year earlier period. This volume difference added $1,407,000 to interest income. The average loan yield for the third quarter of 2000 was 93 basis points higher than the average yield in the year earlier quarter. The higher yield increased interest income by $966,000. There have been six rate increases implemented by the Bank in the past twelve months as a result of the rate tightening by the Federal
Reserve Board. The last rate increase was on May 16, 2000. The average balance of investment securities in the third quarter of 2000 was slightly lower by $1,227,000 (0.8%) from the third quarter of 1999. Since yields on securities were somewhat higher, the investments contributed an additional $85,000 in interest income.
Average   balances  for  Federal   funds  sold  for  these  two  periods
increased $22,492,000 to $24,459,000. Interest income for Federal funds sold increased $368,000 on a period over period basis.

Interest expense was up $1,376,000 (39.0%) on a quarter over quarter basis. The average balances on interest bearing liabilities were $54,493,000 (14.0%) higher in the third quarter of 2000 versus the same quarter in 1999. The higher balances accounted for $750,000 of the increase in interest expense. Rates paid on interest bearing liabilities for the third quarter 2000 averaged 4.39%. This was an increase of 80 basis points from the like quarter last year and accounted for $626,000 of the interest expense increase. It was also a 17 basis point increase from the average rate paid in the second quarter of 2000. As the longer term certificates of deposit mature, it is expected that there will be some continuing upward pressure on interest expense. This may result in a decline in the net interest margin the Bank is able to generate in future quarters. Net interest margin for the third quarters of 2000 and 1999 were 5.82% and 5.62%, respectively.

For the nine-month period ending September 30, 2000, net interest income increased $4,101,000 (19.7%) over the first nine months of
1999. The interest income component increased $7,534,000 to $38,352,000. Average balances of earning assets were $77,182,000 (15.4%) higher in the first nine months of 2000 than the same period in 1999. The average balance of loans was $71,110,000 higher, which accounted for $4,922,000 of the increase in interest income. The average yield received on loans in the first nine months of 2000 was 64 basis points higher than the 9.22% received in the year earlier period. The higher yield on loans added $1,987,000 to interest income. The average balance of investment securities in the first nine months of 2000 was lower by $7,655,000 (4.8%) over the year earlier period. Average balances for Federal funds sold for these two periods increased $13,727,000 to $16,556,000. Interest income for the investing activities increased $625,000 on a period over period basis. As mentioned in the quarterly analysis above, the Federal Reserve Board increased interest rates six times for a total of 150 basis points since June 30, 1999. As a result, the average yield of 8.87% received on all earning assets in the nine months ended September 30, 2000 was 64 basis points higher than the yield received in the first nine months of 1999.

Interest expense for the nine-month period increased $3,433,000 (34.4%) from the expense in the same 1999 period. Volume increases in deposits and borrowings added $2,112,000 of interest expense. Overall average rates paid on interest-bearing liabilities in the first nine months of 2000 increased 63 basis points to 4.22% from the same period in 1999. The interest expense increase attributable to the higher rates was $1,321,000. Net interest margin for the first nine months of 2000 was 5.77% versus 5.57% in the year earlier period.

The first two following tables provide a summary of the components of net interest income and the changes within the components for the periods indicated. The second two tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.

                                                                               (Unaudited)
                                                                      Three Months Ended September 30,
(Taxable Equivalent Basis)                                      2000                                   1999
                                               ------------------------------------    ------------------------------------
                                                  Avg.                      Avg.          Avg.                      Avg.
(In thousands, except percentages)               Balance      Interest     Yield         Balance     Interest      Yield
                                                 -------      --------     ------        -------     --------      -----
Assets:
Earning Assets
  Loans (1) (2)                                  $ 425,424     $ 10,830     10.13%       $ 364,740      $ 8,457    9.20%
  Taxable investments                              119,876        1,952      6.48%         121,794        1,881    6.13%
  Tax-exempt securities (tax equiv. basis)          36,572          602      6.54%          35,881          588    6.50%
  Federal funds sold                                24,459          393      6.39%           1,967           25    5.04%
                                               ------------  -----------               ------------ ------------
Total Earning Assets                               606,331     $ 13,777      9.04%         524,382      $10,951    8.29%
                                                             -----------                            ------------
Cash & due from banks                               39,561                                  42,086
Other assets (4)                                     9,164                                   8,762
                                               ------------                            ------------
                                                 $ 655,056                               $ 575,230
                                               ============                            ============

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                                 $ 97,569        $ 403      1.64%       $ 110,659        $ 503    1.80%
  Savings                                          112,054        1,026      3.64%         105,693          863    3.24%
  Time deposits                                    230,299        3,405      5.88%         163,833        2,036    4.93%
  Other borrowings                                   4,113           67      6.48%           9,357          123    5.22%
                                               ------------  -----------               ------------ ------------
Total interest bearing liabilities                 444,035        4,901      4.39%         389,542        3,525    3.59%
                                                             -----------                            ------------
Demand deposits                                    148,324                                 128,831
Other Liabilities                                    6,005                                   5,266
                                               ------------                            ------------
Total Liabilities                                  598,364                                 523,639
Shareholders' Equity                                56,692                                  51,591
                                               ------------                            ------------
                                                 $ 655,056                               $ 575,230
                                               ============                            ============
Net interest income & margin (3)                                $ 8,876      5.82%                      $ 7,426      5.62%
                                                             ===========  =========                 ============  =========

---------------------------------------------------------------------------------------------------------------------------

1  Loan interest income includes fee income of $271,000  and $268,000 for the three month periods ended September 30, 2000 and 1999, respectively.
2  Includes the average allowance for loan losses of $7,460,000  and $5,039,000 and average deferred loan fees of $717,000 and $845,000 for the three months ended September 30, 2000 and 1999, respectively.
3  Net interest margin is computed by dividing net interest income by the total average earning assets.
4  Includes the unrealized loss on available-for-sale securities.


                                                                                  (Unaudited)
                                                                         Nine Months Ended September 30 ,
(Taxable Equivalent Basis)                                         2000                                   1999
                                                   ---------------------------------       ---------------------------------
                                                      Avg.                   Avg.             Avg.                   Avg.
(In thousands, except percentages)                  Balance      Interest   Yield           Balance     Interest    Yield
                                                    -------      --------   -----           -------     --------    -----
Assets:
Earning Assets
  Loans (1) (2)                                      $408,885      $30,193    9.86%          $337,775     $23,284    9.22%
  Taxable investments                                 116,231        5,602    6.44%           125,241       5,726    6.11%
  Tax-exempt securities (tax equiv. basis)             36,067        1,776    6.58%            34,712       1,708    6.58%
  Federal funds sold                                   16,556          781    6.30%             2,829         100    4.73%
                                                   -----------  -----------                -----------  ----------
Total Earning Assets                                  577,739      $38,352    8.87%           500,557     $30,818    8.23%
                                                                -----------                             ----------
Cash & due from banks                                  38,327                                  41,835
Other assets (4)                                        8,279                                  10,287
                                                   -----------                             -----------
                                                     $624,345                                $552,679
                                                   ===========                             ===========

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                                     $97,338       $1,200    1.65%          $102,249      $1,315    1.72%
  Savings                                             104,459        2,757    3.53%           105,168       2,569    3.27%
  Time deposits                                       216,447        9,156    5.65%           155,712       5,783    4.97%
  Other borrowings                                      6,015          287    6.37%             7,984         300    5.02%
                                                   -----------  -----------                -----------  ----------
Total interest bearing liabilities                    424,259       13,400    4.22%           371,113       9,967    3.59%
                                                                -----------                             ----------
Demand deposits                                       139,590                                 125,049
Other Liabilities                                       5,466                                   4,538
                                                   -----------                             -----------
Total Liabilities                                     569,315                                 500,700
Shareholders' Equity                                   55,030                                  51,979
                                                   -----------                             -----------
                                                     $624,345                                $552,679
                                                   ===========                             ===========
Net interest income & margin (3)                                   $24,952    5.77%                       $20,851    5.57%
                                                                =========== ========                    ========== =========

----------------------------------------------------------------------------------------------------------------------------

1  Loan interest income includes fee income of $745,000  and $816,000 for the nine month periods ended September 30, 2000 and 1999, respectively
2  Includes the average allowance for loan losses of $6,563,000  and $4,650,000 and average deferred loan fees of $714,000 and $806,000 for the nine months ended September 30, 2000 and 1999, respectively.
3  Net interest margin is computed by dividing net interest income by the total average earning assets.
4  Includes the unrealized loss on available-for-sale securities.


Volume/Rate Analysis
(in thousands)

Three Months Ended September 30, 2000 over 1999
Increase (decrease) due to change in:
                                                                                      Net
                                                    Volume           Rate (5)        Change
                                                    -------          ---------       ------
Interest-earning assets:
 Net Loans (1)(2)                                  $ 1,407           $ 966         $ 2,373
   Taxable investment securities                         (30)            101              71
   Tax exempt investment securities (4)                   11               3              14
   Federal funds sold                                    286              82             368
                                                  -----------     -----------     -----------
     Total                                             1,674           1,152           2,826
                                                  -----------     -----------     -----------

Interest-bearing liabilities:
   Demand deposits                                       (59)            (41)           (100)
   Savings deposits                                       52             111             163
   Time deposits                                         826             543           1,369
   Other borrowings                                      (69)             13             (56)
                                                  -----------     -----------     -----------
     Total                                               750             626           1,376
                                                  -----------     -----------     -----------
Interest differential                                  $ 924           $ 526         $ 1,450
                                                  ===========     ===========     ===========


Nine Months Ended September 30, 2000 over 1999
Increase (decrease) due to change in:
                                                                            Net
                                                 Volume      Rate (5)     Change
                                                 -------      --------    ------
Interest-earning assets:
Net Loans (1)(3)                             $ 4,922        $ 1,987     $ 6,909
   Taxable investment securities                   (413)           289        (124)
   Tax exempt investment securities (4)              67              1          68
   Federal funds sold                               487            194         681
                                              ----------     ----------    --------
     Total                                        5,063          2,471       7,534
                                              ----------     ----------    --------

Interest-bearing liabilities:
   Demand deposits                                  (63)           (52)       (115)
   Savings deposits                                 (17)           205         188
   Time deposits                                  2,266          1,107       3,373
   Other borrowings                                 (74)            61         (13)
                                              ----------     ----------    --------
     Total                                        2,112          1,321       3,433
                                              ----------     ----------    --------
Interest differential                           $ 2,951        $ 1,150     $ 4,101
                                              ==========     ==========    ========

1. The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
2. Loan fees of $271,000 and $268,000 for the quarters ended September 30, 2000 and 1999, respectively, have been included in the interest income computation.
3. Loan fees of $745,000  and $816,000 for the nine months ended September 30, 2000 and 1999, respectively, have been included in the interest income computation.
4. Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2000 and 1999.
5. The rate / volume variance has been included in the rate variance.

Provision for Loan Losses
-------------------------

The provision for loan losses was $1,530,000 for the third quarter of 2000 as compared to $418,000 in the third quarter of 1999 and $800,000 in the second quarter of 2000. For the nine-month period ended September 30, 2000, the Bank provided $2,856,000 versus $955,000 in the year earlier period. Loan balances increased $13,765,000 in the third quarter of 2000 and are up $57,312,000 on year over year basis. Industry experience indicates that higher provisions may be required in circumstances when there has been significant loan growth and/or there are credit concentrations in loan categories, industries or geographical area. The loan portfolio of the Bank is reflective of all of these factors and the provision for loan losses has been adjusted accordingly. In particular, the agricultural sector in the Bank's service area has been under pricing pressures for the last few years. Continuing weaknesses in these markets could have a negative impact on the local economy and consequently on the economic viability of some of the Bank's borrowers. Besides providing an allowance for loan losses for the preceding factors during the year, an additional loan loss provision of approximately $1.4 million was needed for some specific loan classifications made in the third quarter. At September 30, 2000 non-performing assets were $591,000 as compared to $2,219,000 at the same date in 1999. The ratios of the allowance for loan losses to nonperforming assets on those two dates were 1419% and 238%, respectively. The allowance for loan losses to total loans was 1.91% and 1.38% at September 30, 2000 and 1999, respectively.

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $672,000 in the third quarter of 2000, which was up $143,000 (27.0%) over the same period in 1999. Income from service charges on deposit accounts was $156,000 higher mostly due to higher volumes and new business account fees. The higher interest rates in 2000 have resulted in significantly lower fees generated from mortgage originations. These fees were down $28,000 (53.3%) in the third quarter of 2000 versus the same period last year.

For the first nine-months of 2000, noninterest income was $1,849,000 versus $1,662,000 in the same period last year. Service charges on deposits were up $295,000 (30.2%) due to higher volumes and new business account fees. As discussed in the previous paragraph, due to the higher interest rates the activity in residential mortgage lending slowed significantly in 2000. Consequently, the fees generated from mortgage originations decreased $101,000 (49.3%) in the first nine months of 2000 as compared to the same period in 1999.

Noninterest Expense
-------------------

Noninterest expenses increased $186,000 (4.5%) to a total of $4,297,000 in the third quarter of 2000 versus the third quarter of 1999. Salary and employee benefits increased $267,000 (11.6%) because of additional staff due to growth, higher benefit costs, and normal salary increases. On a quarter over quarter basis, premises and fixed asset expenses were higher by $169,000 (27.3%). Ongoing costs associated with two branch relocations and remodel of office space in the second half of 1999 plus the addition of the Watsonville branch in June of 2000 were the major factors contributing to the increased premises and fixed asset expenses. Other expenses for the third quarter of 2000 were down $249,000 (20.8%) from the prior year quarter. In the third quarter of 1999 the Bank incurred approximately $190,000 in one time costs associated with merging Bank of Salinas and Cypress Bank together. The efficiency ratios (fully taxable equivalent) for the 2000 and 1999 third quarters were 45.0% and 51.7%, respectively.

Noninterest expenses for the nine-month period ending September 30, 2000 were $12,754,000 versus $11,758,000 for the same period in 1999.
Salaries  and  benefits  increased  $533,000  (7.8%)  due  to  increased staffing levels, higher benefit costs and normal salary progressions. Premises and fixed asset expenses were up $485,000 (27.2%) due to the items as detailed in the previous paragraph. Other expenses were down $22,000 (0.7%). In the first nine months of 1999, approximately
$284,000 of one-time costs were incurred for the merger discussed in the above paragraph. By eliminating the effect of the one-time expenses the other expenses were up $262,000 (9.3%) in 2000. These higher expenses are attributable to higher volumes due to growth, opening the Watsonville office and price increases. The efficiency ratio (fully taxable equivalent) for the first nine-months of 2000 was 47.6% as compared to 52.2% in the same period of 1999.

Provision for Income Taxes
--------------------------

The effective tax rates for the third quarter and first nine-months of 2000 were 36.0% and 38.0%, respectively, versus 38.0% in the same two periods of 1999.

Securities
----------

At September 30, 2000, available-for-sale securities had a market value of $140,220,000 with an amortized cost basis of $145,868,000.
The pretax unrealized loss of $5,648,000 at September 30, 2000 was a decrease of $2,051,000 from the unrealized loss at June 30, 2000. The lower unrealized loss resulted from a decrease in the interest rates in the securities markets in the third quarter. For other than short-term commercial paper, the Bank's purchase of investment securities during the third quarter of 2000 was minimal.

Loans
-----

Ending loan balances at September 30, 2000 were $439,838,000, which was an increase of $44,241,000 (11.1%) from year-end 1999 balances and $57,312,000 (15.0%) from September 30, 1999 balances. All categories of loans were higher on a year over year basis. Loan demand has remained brisk and the current pipeline would indicate that the demand is continuing into the fourth quarter.

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

The following is a summary of nonperforming assets:

(In thousands, except percentages)                                                 September 30,            December 31,
                                                                                       2000                     1999
                                                                                 ------------------       ------------------
Past due 90 days or more and still accruing :
   Real estate                                                                                 $ -                    $ 303
   Commercial                                                                                   70                       51
   Consumer and other                                                                            -                        -
                                                                                 ------------------       ------------------
                                                                                                70                      354
                                                                                 ------------------       ------------------
Nonaccrual:
   Real estate                                                                                  10                    1,565
   Commercial                                                                                  411                       11
   Consumer and other                                                                            -                        -
                                                                                 ------------------       ------------------
                                                                                               421                    1,576
                                                                                 ------------------       ------------------
Total nonperforming loans                                                                      491                    1,930
                                                                                 ------------------       ------------------
Other real estate owned                                                                        100                      180
                                                                                 ------------------       ------------------
Total nonperforming assets                                                                   $ 591                  $ 2,110
                                                                                 ==================       ==================

Allowance for loan losses as a percentage of nonperforming loans                             1709%                     290%
Nonperforming loans to total loans                                                           0.11%                    0.49%


Nonperforming loans decreased $1,439,000 during the first nine months of 2000 with $207,000 of that in the third quarter. This decrease coupled with the year-to-date increase of the provision for the allowance for loan losses resulted in improvement in the coverage ratio of the allowance for loan losses to nonperforming loans from 290% at year-end to 1,709%.

At  September  30,  2000,  the  recorded  investment  in loans  that are
considered   impaired  under  SFAS  No.  114  was  $1,930,000  of  which
$387,000 is included in nonaccrual loans above. At December 31, 1999, the recorded investment in loans that were considered impaired under SFAS No. 114 was $2,165,000 of which $1,586,000 is included in nonaccrual loans above. Such impaired loans had valuation allowances totaling $617,000 and $821,000 at the two dates, respectively. The amount of impaired loans includes all restructured loans.

Management is not aware of any potential problem loans, which were accruing and current at September 30, 2000, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

Management believes that the allowance for loan losses at September 30, 2000 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                              Three months ended                    Nine months ended
                                                 September 30,                         September 30,
(In thousands, except percentages)         2000              1999                 2000              1999
                                           ----              ----                 ----              ----

 Beginning balance                           $ 7,018          $ 4,882               $ 5,596           $ 4,352
   Provision charged to expense                1,530              418                 2,856               955
   Loans charged off                            (181)             (23)                 (200)             (150)
   Recoveries                                     22               14                   137               134
                                       --------------    -------------        --------------    --------------
Ending balance                               $ 8,389          $ 5,291               $ 8,389           $ 5,291
                                       ==============    =============        ==============    ==============

Ending loan portfolio                                                             $ 439,838         $ 382,526
                                                                              ==============    ==============

Allowance for loan losses as percentage of ending loan protfolio                      1.91%             1.38%


Liquidity
---------

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2000 were approximately $135,537,000 and $4,475,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term, marketable investments and loans available for sale. On September 30, 2000, consolidated liquid assets totaled $101.5 million or 15.8% of total assets as compared to $91.1 million or 15.4% of total consolidated assets on December 31, 1999. In addition to liquid assets, the Bank maintains lines of credit with correspondent banks for up to $80,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.


Capital Resources
-----------------

The Company's total shareholders' equity was $56,940,000 at September 30, 2000 compared to $53,305,000 at December 31, 1999.

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

The following table shows the Company's actual capital amounts and ratios at September 30, 2000 and December 31, 1999 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                                 For Capital
                                                           Actual                             Adequacy Purposes:
(In thousands, except percentages)                         Amount          Ratio            Amount          Ratio
                                                           ------          -----            ------          -----
As of September 30, 2000
------------------------
Total Capital (to Risk Weighted Assets):                   $ 65,706        13.0%            $ 40,370         8.0%
Tier 1 Capital (to Risk Weighted Assets):                    59,396        11.8%              20,185         4.0%
Tier 1 Capital (to Average Assets):                          59,396         9.1%              26,202         4.0%

As of December 31, 1999:
------------------------
Total Capital (to Risk Weighted Assets):                   $ 62,489        13.8%            $ 36,125         8.0%
Tier 1 Capital (to Risk Weighted Assets):                    56,938        12.6%              18,062         4.0%
Tier 1 Capital (to Average Assets):                          56,938         9.7%              23,593         4.0%




Year 2000
---------

During 1998 and 1999, management of the Company focused the appropriate resources to address the potential problems that could arise regarding the Year 2000 (Y2K) century date change. The Company's mission critical systems were evaluated, modified as required and contingency plans were put into place should the systems have experienced any failures. The Y2K readiness of vendors and customers was also evaluated and monitored. The century date change passed without any operational difficulties for the Company, its vendors or its customers. There are certain dates within the year 2000 that have been identified as critical processing dates. The first was January 31, the end of the first month of the year. The second was February 29, leap year day. The third was March 31, the end of the first quarter. The fourth was October 10, the first date to require an 8-digit field (10/10/2000) (This date has passed as of the date of this report.) The Company did not experience any processing problems on those dates. The one remaining date is December 31, the end of the year. The December 31 date was tested as part of the Y2K project. The Company does not anticipate having any processing problems at year end, however failure by third parties to adequately remediate Y2K issues could have an impact upon the Company, which is impossible to quantify. Nevertheless, the Company currently expects that its Y2K compliance efforts will be successful without material adverse effects on its business.


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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. Based on a forecast using August 31, 2000 balances and measuring against a flat rate environment, in a one-year horizon an increase in interest rates of 200 basis points would result in an increase of $2,374,000 in net interest income. Conversely, a 200 basis point decrease would result in a decrease of $3,010,000 in net interest income.

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Accounting Pronouncements
-------------------------

The Financial Accounting Standards Board issued an exposure draft of a proposed statement, "Business Combinations and Intangibles," in September 1999 which included the elimination of "pooling of interest" accounting. The result of this accounting change would be that all mergers consummated after a designated date would be accounted for as "purchase" transactions, resulting in the recognition of goodwill in any merger where the purchase price exceeds the asset value of the acquired company. The Board is in the process of researching and discussing the accounting for goodwill and its impact on the future reported income of merged companies. Additionally, in bank mergers, the goodwill in a purchase accounting transaction would not be included in the calculation of regulatory capital requirements. The Board will redeliberate the related issue of whether to retain the pooling method, but not until it has reached a set of tentative decisions with respect to the accounting for goodwill that will best meet the concerns of investors, creditors, and other users of financial statements-as well as companies that prepare those reports. The Board expects to issue a final statement near the end of the first quarter of 2001.

                      PART II - OTHER INFORMATION

Item 1.    Legal proceedings.

                None.

Item 2.     Changes in securities.

                None.

Item 3.     Defaults upon senior securities.

                None.

Item 4.     Submission of matters to a vote of security holders.

                None

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


November 10, 2000                       CENTRAL COAST BANCORP


                                    By: /S/ ROBERT M. STANBERRY
                                        ----------------------------
                                         Robert M. Stanberry
                                         (Chief Financial Officer, Principal
                                         Financial and Accounting Officer)

                             EXHIBIT INDEX



Exhibit                                                       Sequential
Number               Description                              Page Number
------               -----------                              -----------

27.1                 Financial Data Schedule                      23