Form 10-K
period 2000-12-31
CENTRAL COAST BANCORP
filed 2001-03-28
CIK 921085

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Year ended         December  31, 2000
                         ----------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from             to
                                     -----------

                        Commission file number 0-25418
                                               -------

                             CENTRAL COAST BANCORP
                             ---------------------
            (Exact name of registrant as specified in its charter)

            STATE OF CALIFORNIA                        77-0367061
            -------------------                        ----------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)



301 Main Street, Salinas, California                       93901
-------------------------------------                      -----
(Address of principal executive offices)                 (Zip code)

      Registrant's telephone number, including area code (831) 422-6642
                                                         --------------

       Securities registered pursuant to Section 12(b) of the Act: None
                                                                   -----

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                                 Common Stock
                                (no par value)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 7, 2001 was $139,592,259. As of March 7, 2001, the registrant had 7,346,961 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
The following  documents  are  incorporated  by reference  into this Form 10-K:
Part III, Items 10 through 13 from registrant's definitive proxy statement for the 2001 annual meeting of shareholders.


The Index to Exhibits is located at page 66             Page 1 of 67 Pages

                                 PART I


ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.
--------------------------------

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the
Company's market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) data processing compliance problems; (8) the California power crisis; (9) variances in the actual versus projected growth in assests; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and
(15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

Central Coast Bancorp (the "Company") is a California corporation, located in Salinas, California and was organized in 1994 to act as a bank holding company for Bank of Salinas. In 1996, the Company acquired Cypress Bank, which was headquartered in Seaside, California. Both banks were state-charted institutions. In July of 1999, the Company merged Cypress Bank into the Bank of Salinas and then renamed Bank of Salinas as Community Bank of Central California (the "Bank"). The Bank is headquartered in Salinas and serves individuals, merchants, small and medium-sized businesses, professionals, agribusiness enterprises and wage earners located in the California Central Coast area.

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

In June of 2000, the Bank opened a new branch office in Watsonville, which is in Santa Cruz County. In October of 2000, another new branch office was opened in Hollister, which is in San Benito County. The opening of these two branch offices was a first step in expanding the Bank's service area to include communities outside of Monterey County. Both of these communities are of similar economic make-up to the agricultural based communities the Bank serves in Monterey County.

Other than holding the shares of the subsidiary Bank, the Company conducts no significant activities. Although, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The Bank operates through its main office in Salinas and through nine branch offices located in Castroville, Hollister, Gonzales, King City, Marina, Monterey, Salinas, Seaside and Watsonville, California. The Bank offers a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including residential mortgage), Small Business Administration, personal, home improvement, automobile and other installment and term loans. The Bank also currently offers personal and business Visa credit cards. It also offers ATM and Visa debit cards, travelers' checks, safe deposit boxes, notary public, customer courier and other customary bank services. Most of the Bank's offices are open from 9:00 a.m. to 5:00 p.m., Monday through Thursday and 9:00 a.m. to 6:00 p.m. on Friday. The Westridge and Marina branch offices are also open from 9:00 a.m. to 1:00 p.m. on Saturdays. Additionally, on a 24-hour basis, customers can bank by telephone or online at the Bank's Internet site, www.community-bnk.com. The Bank also operates a limited service facility in a retirement home located in Salinas, California. The facility is open from 10:00 a.m. to 12:00 p.m. on Wednesday of each week. The Bank has automated teller machines (ATMs) located at the Castroville, Hollister, Gonzales, King City, Marina, Monterey, Salinas, Seaside and Watsonville offices, the Monterey County Fairgrounds, the Soledad Correctional Training Facility Credit Union, Salinas Valley Memorial Hospital and Fort Hunter Liggett which is located in Jolon, California. The Bank is insured under the Federal Deposit Insurance Act and each depositor's account is insured up to the legal limits thereon. The Bank is chartered (licensed) by the California Commissioner of Financial Institutions ("Commissioner") and has chosen not to become a member of the Federal Reserve System. The Bank has no subsidiaries.

The Bank operates an on-site computer system, which provides independent processing of its deposits, loans and financial accounting.

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans; real estate construction loans (both commercial and personal) and real estate-other loans. At December 31, 2000, these four categories accounted for approximately 36%, 2%, 12% and 50% of the Bank's loan portfolio, respectively.

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans; real estate construction loans (both commercial and personal) and real estate-other loans. At December 31, 2000, these four categories accounted for approximately 36%, 2%, 12% and 50% of the Bank's loan portfolio, respectively.

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

As of December 31, 2000, the Bank served a total of 26 municipality and governmental agency depositors totaling $48,396,000 in deposits. In connection with the deposits of municipalities or other governmental agencies or entities, the Bank is generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC").

As of December 31, 2000, the Bank had total deposits of $633,210,000. Of this total, $207,002,000 represented noninterest-bearing demand deposits, $88,285,000 represented interest-bearing demand deposits, and $337,923,000 represented interest-bearing savings and time deposits.

The principal sources of the Bank's revenues are: (i) interest and fees on loans; (ii) interest on investments (principally government securities); and
(iii) interest on Federal Funds sold (funds loaned on a short-term basis to other banks). For the fiscal year ended December 31, 2000, these sources comprised 80.5 percent, 17.4 percent, and 2.1 percent, respectively, of the Bank's total interest income.

SUPERVISION AND REGULATION
--------------------------

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

The Bank is licensed by the California Commissioner of Financial Institutions. Its deposits are insured by the FDIC, and it has chosen not to become a member of the Federal Reserve System. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Commissioner, the FDIC and the Board of Governors and provide such additional information as the Commissioner, FDIC and the Board of Governors may require.

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

Under the Board of Governors' risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for loan losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

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

At December 31, 2000, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 8 below for a listing of the Company's risk-based capital ratios at December 31, 2000 and 1999.

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

The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch office expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan.
If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

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

Community Reinvestment Act ("CRA") regulations evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branch offices or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings.

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

COMPETITION
-----------

At June 30, 2000, the competing commercial and savings banks had 71 branch offices in the cities of Castroville, Hollister, Gonzales, King City, Marina, Monterey, Salinas, Seaside and Watsonville where the Bank has its ten branch offices. Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2000, the Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $9,929,000 on an unsecured basis and $16,549,000 on a fully secured basis based on regulatory capital of $66,194,000.

The Bank's business is concentrated in its service area, which primarily encompasses Monterey County, including the Salinas Valley area. With the branch office expansion in 2000 into Hollister and Watsonville, the Bank has more actively expanded its service area to include San Benito and Santa Cruz Counties. The Bank uses couriers to service the southern portion of Santa Clara County. The economy of the Bank's service area is dependent upon agriculture, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon  data as of the  most recent  practicable  date (June 30, 2000 [1]), there were 73 operating commercial and savings bank branch offices in Monterey County with total deposits of $4,065,119,000. This was an increase of $215,433,000 over the June 30, 1999 balances. The Bank held a total of $585,225,000 in deposits, representing approximately 14.4% of total commercial and savings banks deposits in Monterey County as of June 30, 2000. In the two new expansion areas of Hollister and Watsonville, at June 30, 2000, there were 10 and 12 branch offices with total deposits of $472,032,000 and $661,886,000, respectively.

In order to compete with the major financial institutions in their primary service areas, the Bank uses to the fullest extent possible, the flexibility which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank's officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed the Bank's lending limits, the Bank seeks to arrange for such loans on a

--------
1 "FDIC Institution Office Deposits", June 30, 2000
participation  basis  with  other  financial   institutions.   The  Bank  also
assists those customers requiring services not offered by the Bank to obtain such services from correspondent banks.

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

In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios and the Bank's current levels of deposits, the Bank anticipates no change in the assessment rate applicable to the Bank during 2001 from that in 2000.

Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch office business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

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

On November 12, 1999, President Clinton signed into law The Financial Services Modernization Act of 1999 (the "FSMA"), which is potentially the most significant banking legislation in many years. The FSMA eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The FSMA repeals Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The FSMA includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the FSMA.

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

One further effect of the Act is to require that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

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


ITEM 2.  PROPERTIES

The headquarters office and centralized operations of the Company are located at 301 Main Street, Salinas, California. The Company owns and leases properties that house administrative and data processing functions and ten banking offices. Owned and leased facilities are listed below.


301 Main Street                    1658 Fremont Boulevard
Salinas, California                Seaside, California
32,500 square feet                 2,800 square feet
Leased (term expires 2007,         Leased  (term expires 2009
with three 7 1/2 year              with one 10 year renewal
renewal options)                   options)
Current month rent of              Current month rent of
$21,397.08                         $5,483.92

10601 Merritt Street               228 Reservation Road
Castroville, California            Marina, California
2,500 square feet                  3,000 square feet
Owned                              Leased  (term expires 2004
                                   with three 5 year
                                   renewal options)
                                   Current month rent of
                                   $3,120.00

400 Alta Street                    599 Lighthouse Avenue
Gonzales, California               Monterey, California.
5,175 square feet                  2,160 square feet
Leased  (term expires 2003         Leased  (term expires 2004
with three 5 year renewal          with two 10 year renewal
options)                           options)
Current month rent of              Current month rent of
$4,132.00                          $6,312.80

532 Broadway                       155 Westridge Drive
King City, California              Watsonville, California
4,000 square feet                  971 square feet
Leased  (term expires 2009         Leased  (term expires 2003
with two 5 year renewal            with two 3 year renewal
options)                           options)
Current month rent of              Current month rent of
$4,920.00                          $1,204.04

1285 North Davis Road              491 Tres Pinos Road
Salinas, California.               Hollister, California
3,200 square feet                  1,400 square feet
Leased  (term expires 2008         Leased  (term expires 2003
with two 5 year renewal            with two 3 year renewal
options)                           options)
Current month rent of              Current month rent of
$7,728.00                          $2,101.00

The above leases contain options to extend for three to fifteen years. Included in the above are two facilities leased from shareholders at terms and conditions which management believes are consistent with the commercial lease market. Rental rates are adjusted annually for changes in certain economic indices. The annual minimum lease commitments are set forth in Footnote 5 of Item 8 Financial Statements and Supplementary Data included in this report and incorporated here by reference. The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits hereto at page 62.

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

 No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   Market Information

The Company's common stock is listed on the Nasdaq National Market exchange (trading symbol: CCBN). Among the Company's market makers, the most significant are Sandler O'Neill & Partners, L.P. and Hoefer & Arnett, Incorporated. The table below presents the range of high and low prices for the common stock for the two most recent fiscal years based on information provided to the Company from Nasdaq. The prices have been restated to reflect the 10% stock dividends paid in February 2000 and 2001.

Calendar Year                                              Low                        High
-------------                                              ---                        ----

2000
   First Quarter                                         $ 13.02                    $ 15.23
   Second Quarter                                          13.30                      14.55
   Third Quarter                                           13.75                      15.45
   Fourth Quarter                                          15.23                      16.76

1999
   First Quarter                                         $ 11.67                    $ 15.21
   Second Quarter                                          12.55                      13.58
   Third Quarter                                           12.91                      18.18
   Fourth Quarter                                          13.02                      17.35


The closing price for the Company's common stock was $19.00 as of March 7, 2001.

(b)   Holders
      -------

As of March 7,  2001,  there  wereapproximately  3,200  holders  of the common
stock  of  the  Company.   There  are  no  other   classes  of  common   equity
outstanding.

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

Under   these   provisions   and   considering   minimum   regulatory   capital
requirements, the amount available for distribution from the Bank to the Company was approximately $16,642,000 as of December 31, 2000.

To date, the Company has not paid a cash dividend and presently does not intend to pay cash dividends in the foreseeable future. The Company distributed a ten percent stock dividend in February 2001, a ten percent stock dividend in 2000 and a five-for-four stock split in February 1999. The Board of Directors will determine payment of dividends in the future after consideration of various factors including the profitability and capital adequacy of the Company and the Bank.

ITEM  6.  SELECTED FINANCIAL DATA

The following table presents certain consolidated financial information concerning the business of the Company and its subsidiary Bank. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report. Earnings per share information has been adjusted retroactively for all stock dividends and stock splits.

                                                            As of and for the Year Ended December 31
                                        ------------------------------------------------------------------------
In thousands (except per share data)             2000          1999           1998          1997           1996
Operating Results
Total Interest Income                        $ 51,415      $ 41,517       $ 37,354      $ 33,916       $ 29,301
Total Interest Expense                         18,290        13,648         13,319        12,041          9,859
                                        ------------------------------------------------------------------------
   Net Interest Income                         33,125        27,869         24,035        21,875         19,442
Provision for Loan Losses                       3,983         1,484            159            64            352
                                        ------------------------------------------------------------------------
Net Interest Income After
   Provision for Loan Losses                   29,142        26,385         23,876        21,811         19,090
Noninterest Income                              2,433         2,231          2,084         1,765          1,456
Noninterest Expenses                           17,408        16,043         13,859        12,573         11,115
                                        ------------------------------------------------------------------------
Income before Income Taxes                     14,167        12,573         12,101        11,003          9,431
Income Taxes                                    5,241         4,522          4,948         4,500          3,571
                                        ------------------------------------------------------------------------
Net Income                                    $ 8,926       $ 8,051        $ 7,153       $ 6,503        $ 5,860
----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                       $ 1.17        $ 1.03         $ 0.98        $ 0.90         $ 0.83
Diluted Earnings Per Share                       1.14          1.00           0.90          0.83           0.78
----------------------------------------------------------------------------------------------------------------

Financial Condition and
   Capital - Year-End  Balances
Net Loans                                   $ 464,024     $ 390,001      $ 307,818     $ 251,271      $ 235,992
Total Assets                                  706,693       593,445        543,933       497,674        376,832
Deposits                                      633,209       518,189        489,192       450,301        338,663
Shareholders' Equity                           59,854        53,305         51,199        43,724         36,332
----------------------------------------------------------------------------------------------------------------

Financial Condition and
   Capital - Average Balances
Net Loans                                   $ 417,075     $ 348,086      $ 271,590     $ 238,793      $ 203,117
Total Assets                                  632,953       562,073        499,354       441,013        355,386
Deposits                                      565,487       494,266        447,598       396,457        319,110
Shareholders' Equity                           55,762        52,069         47,587        39,969         33,228
----------------------------------------------------------------------------------------------------------------

Selected Financial Ratios
Rate of Return on:
   Average Total Assets                         1.41%         1.43%          1.43%         1.47%          1.65%
   Average Shareholders' Equity                16.01%        15.46%         15.03%        16.27%         17.64%
Rate of Average Shareholders' Equity
   to Total Average Assets                      8.81%         9.26%          9.53%         9.06%          9.35%
----------------------------------------------------------------------------------------------------------------

 (a) (1)   Distribution of Assets, Liabilities and Equity; Interest Rates and
           ------------------------------------------------------------------
           Interest Differential
           ---------------------

           Table One in Management's  Discussion and Analysis  included in this report sets forth the Company's average balance sheets (based on daily averages) and an analysis of interest rates and the interest rate differential for each of the three years in the period ended December 31, 2000 and is incorporated here by reference.

     (2)   Volume/Rate Analysis
           --------------------
           Information as to the impact of changes in average rates and average balances on interest earning assets and interest bearing liabilities is set forth in Table Two in Management's Discussion and Analysis and is incorporated here by reference.

 (b) Investment Portfolio
     --------------------

      (1) The book value of investment securities at December 31, 2000 and 1999 is set forth in Note 3 of Item 8 - "Financial Statements and Supplementary Data" included in this report and is incorporated here by reference.

      (2) The book value, maturities and weighted average yields of investment securities as of December 31, 2000 are set forth in Table Thirteen of Management's Discussion and Analysis included in this report and is incorporated here by reference.

      (3)  There  were no issuers  of  securities  for which the book value was
           greater  than  10%  of   shareholders'    equity   other  than  U.S.
           Government and U.S. Government Agencies and Corporations.

 (c)  Loan Portfolio
      --------------

      (1) The composition of the loan portfolio is summarized in Table Three of Management's Discussion and Analysis included in this report and is incorporated here by reference.

      (2) The maturity distribution of the loan portfolio at December 31, 2000 is summarized in Table Twelve of Management's Discussion and Analysis included in this report and is incorporated here by reference.

      (3)  Nonperforming Loans
           -------------------

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

           A loan is considered to be impaired when it is probable that the Company will be unable to pay all of the amounts due according to the contractual terms of the loan agreement

           For further discussion of nonperforming loans, refer to Risk Elements section of Management's Discussion and Analysis in this report.

(d)   Summary of Loan Loss Experience
      -------------------------------

     (1) An analysis of the allowance for loan losses showing charged off and recovery activity as of December 31, 2000 is summarized in Table Five of Management's Discussion and Analysis included in this report and is incorporated here by reference. Factors used in determination of the allowance for loan losses are discussed in greater detail in the "Risk Elements" section of Management's Discussion and Analysis included in this report and are incorporated here by reference.

     (2) Management believes that any breakdown or allocation of the allowance for possible loan losses into loan categories lends an appearance of exactness, which does not exist in that the allowance is utilized as a single unallocated allowance available for all loans. Further, management believes that the breakdown of historical losses in the preceding table is a reasonable representation of management's expectation of potential losses in the next full year of operation. However, the allowance for loan losses should not be interpreted as an indication of when charge-offs will occur or as an indication of future charge-off trends.

(e)   Deposits
      --------

     (1) Table One in Management's Discussion and Analysis included in this report sets forth the distribution of average deposits for the years ended December 31, 2000, 1999 and 1998 and is incorporated here by reference.

     (2) Table Eleven in Management's Discussion and Analysis included in this report sets forth the maturities of time certificates of deposit of $100,000 or more at December 31, 2000 and is incorporated here by reference.



(f)   Return on Equity and Assets
      ---------------------------

     (1) The Selected Financial Data table at page 16 of this section sets forth the ratios of net income to average assets and average shareholders' equity, and average shareholders' equity to average assets. As the Company has never paid a cash dividend, the dividend payout ratio is not indicated.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the
Company's market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) data processing compliance problems; (8) the California power crisis; (9) variances in the actual versus projected growth in assests; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and
(15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

Business Organization

Central Coast Bancorp (the "Company") is a California corporation, located in Salinas, California and was organized in 1994 to act as a bank holding company for Bank of Salinas. In 1996, the Company acquired Cypress Bank, which was headquartered in Seaside, California. Both banks were state-charted institutions. In July of 1999, the Company merged Cypress Bank into the Bank of Salinas and then renamed Bank of Salinas as Community Bank of Central California (the "Bank"). As of December 31, 2000, the Bank operated ten full-service branch offices and one limited-service branch office. The Bank is headquartered in Salinas and serves individuals, merchants, small and medium-sized businesses, professionals, agribusiness enterprises and wage earners located in the tri-county area of Monterey, San Benito and Santa Cruz.

In December 1998, the former Bank of Salinas opened an additional new branch office in Salinas, California, to better provide services to the growing Salinas community.

In June of 2000, the Bank opened a new branch office in Watsonville, which is in Santa Cruz County. In October of 2000, another new branch office was opened in Hollister, which is in San Benito County. The opening of these two branch offices was a first step in expanding the Bank's service area to include communities outside of Monterey County. Both of these communities are of similar economic make up to the agricultural based communities the Bank serves in Monterey County.

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

Overview

For the 17th consecutive year, Central Coast Bancorp earned record net income on a year over year basis. Net income in 2000 increased 10.9% to $8,926,000 versus $8,051,000 in 1999. Diluted earnings per share for 2000 was $1.14, up 14.0% from the $1.00 reported for 1999. For 2000, the Company realized a return on average equity of 16.0% and a return on average assets of 1.41%, as compared to 15.5% and 1.43% for 1999. The earnings per share for 2000 and 1999 have been adjusted for the 10 percent stock dividend distributed on February 28, 2001.

During 2000, total assets of the Company increased $113,248,000 (19.1%) to a total of $706,693,000 at year-end. At December 31, 2000, loans totaled $473,395,000, up $77,798,000 (19.7%) from the ending balances on December 31,
1999. Deposit growth in 2000, net of returning $20,000,000 of State of California certificates of deposit, was $135,021,000 (27.1%) resulting in ending deposit balances of $633,210,000.

The Bank's growth in total assets, loans and deposits reflected in the previous paragraph came from the hard work and dedication of our employees. In a time when many banks have been struggling to maintain customer relationships and their deposit base, Community Bank was able to exceed its growth goals for the year. Every one of the existing branch offices exceeded their deposit growth goals for 2000. Most of the branch offices also exceeded their loan goals. The two new branch offices in Hollister and Watsonville have been well received as their staffs immersed themselves in exposing those communities to the benefits of banking with Community Bank. In both of the new branch offices, deposit and loan growth exceeded the business plan forecasts.

In its continuing quest to offer products and services to make banking more convenient for the customer, the Bank introduced "Anytime Online" its Internet banking product in the spring of 2000. This product compliments and expands on the functionality of "Anytime Teller", a 24 hour banking by telephone product, which was introduced in 1999. Both systems provide a quick and easy way for both business and retail customers to check balances and account activity, transfer funds between accounts, make loan payments and order statements. Online banking provides the functionality to pay bills, open accounts, issue stop payments, purchase savings bonds and more. "Anytime Online" can be viewed at the Bank's web site address, www.community-bnk.com. These products along with the VISA Check Card, which was introduced in late 1999, have been well received by the Bank's customers.

As Internet only banks are discovering, bricks and mortar are necessary to build an effective franchise. We believe that branch offices are the building blocks of Community Bank. These business units with their front line employees are critical in providing the service that gives us a competitive edge against large impersonal financial institutions. As we go forward, a critical component of our strategic plan is to expand our branch office base. We believe this strategy will provide continued growth and the ability to achieve above average returns for our shareholders.

(A)   Results of Operations

Net Interest Income/Net Interest Margin (fully taxable equivalent)

Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income for 2000 was  $33,927,000,  a $5,293,000  (18.5%)  increase over 1999. The interest income component was up $9,935,000 to $52,217,000 (23.5%). About 65% of the increase was attributable to growth in the earning assets with the balance due to rates. Average outstanding loan balances of $417,075,000 for 2000 reflected a 19.8% increase over 1999 balances. This increase contributed an additional $6,388,000 to interest income. From July 1, 1999 through May 15, 2000, the Federal Reserve Board raised interest rates six times for a total of 175 basis points. The higher interest rates increased the average yield on loans 67 basis points, which added $2,783,000 to interest income. The securities portfolio average balances decreased $12,066,000 (7.8%) which offset the increases in interest income by $757,000. The average yield received on securities was up 44 basis points and added $613,000 to interest income. Federal Funds sold interest income increased $908,000 due to both higher average balances and higher rates. Interest income on variable rate loans and Federal Funds quickly reflect rate changes. During January of 2001, the Federal Reserve Board twice decreased the Federal Funds interest rates by 50 basis points for a total reduction of 1.0%. This reduction will negatively impact interest income in 2001 and it may affect the Bank's ability to attain interest income growth rates achieved in the past two years.

Interest expense increased $4,642,000 (34.0%) in 2000 over 1999. The average balances of interest bearing liabilities increased $49,628,000 (13.2%). The higher average balances resulted from a $58,677,000 (36.8%) increase in time deposits offset in part by an $8,768,000 decrease in interest bearing checking accounts. At times during 2000, the Bank had up to $40,000,000 in time deposits from the State of California. This compares to a maximum of $20,000,000 in 1999. In early November 2000, the last of the State deposits matured. Interest paid on time certificates in 2000 increased $4,569,000, which accounted for most of the overall increase in interest expense.
Interest expense attributable to the higher volume in time deposits was $2,934,000 and the higher rates added $1,635,000. Average rates paid on time certificates were 75 basis points higher in 2000. Rates paid on all interest bearing liabilities were 66 basis points higher in 2000 than in 1999. Interest paid on interest bearing liabilities generally adjusts more slowly in response to market rate changes as time deposits and borrowings adjust at maturity. Net interest margin for 2000 was 5.88% versus 5.65% in 1999.

Net interest income for 1999 was  $28,634,000,  a $4,504,000  (18.7%)  increase over 1998.  The interest  income  component was up  $4,833,000  to  $42,282,000
(12.9%). Most of the increase was attributable to growth in the earning assets. Average outstanding loan balances of $348,086,000 for 1999 reflected a 28.2% increase over 1998 balances. This increase contributed an additional $7,619,000 to interest income. However, due to lower rates in the first half of the year and competitive pressures, the average yield was down 70 basis points, which offset the increase by $2,422,000. The securities portfolio average balances grew $30,041,000 (24.0%) which added $2,027,000 to interest income. The average yield received on securities was up 33 basis points and added $297,000 to interest income. Federal Funds sold interest income decreased $2,688,000 as the average balances decreased $50,031,000. Federal Funds were repositioned into securities and loans during 1999.

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


Table One:  Analysis of Net Interest Margin on Earning Assets
-----------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)           2000                        1999                        1998
                            Avg.              Avg.      Avg.             Avg.      Avg.              Avg.
In thousands (except      Balance  Interest  Yield    Balance  Interest Yield     Balance  Interest Yield
    percentages)          -------  --------  -----    -------  -------- -----     -------  -------- ------
Assets:
Earning Assets
  Loans (1) (2)           $417,075  $ 41,405 9.93%   $ 348,086  $32,234  9.26%   $ 271,590  $27,037  9.96%
  Taxable investment       106,754     7,340 6.88%     120,422    7,596  6.31%     121,133    7,282  6.01%
     securities
  Tax-exempt investment     36,601     2,408 6.58%      34,999    2,296  6.56%       4,247      286  6.73%
     securities (3)
  Federal funds sold        16,857     1,064 6.31%       3,153      156  4.95%      53,184    2,844  5.35%
                         ----------  --------        ---------- --------         ---------- --------
Total Earning Assets       577,287  $ 52,217 9.05%     506,660  $42,282  8.35%     450,154  $37,449  8.32%
                                     --------                   --------                    --------
Cash & due from banks       39,432                      42,595                      38,889
Other assets                16,234                      12,818                      10,311
                         ----------                  ----------                  ----------
                          $632,953                   $ 562,073                   $ 499,354
                         ==========                  ==========                  ==========

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits          $94,948   $ 1,551 1.63%   $ 103,716   $1,792  1.73%    $ 89,637   $1,720  1.92%
  Savings                  107,075     3,820 3.57%     105,000    3,447  3.28%     101,256    3,774  3.73%
  Time deposits            218,330    12,549 5.75%     159,653    7,980  5.00%     142,580    7,825  5.49%
  Other borrowings           5,769       370 6.41%       8,125      429  5.28%           -        -   n/a
                         ---------- ---------        ---------- --------         ---------- --------
Total interest bearing
   liabilities             426,122    18,290 4.29%     376,494   13,648  3.63%     333,473   13,319  3.99%
                                    ---------                   --------                    --------
Demand deposits            145,134                     125,897                     114,125
Other Liabilities            5,935                       7,613                       4,169
                         ----------                  ----------                  ----------
Total Liabilities          577,191                     510,004                     451,767
Shareholders' Equity        55,762                      52,069                      47,587
                         ----------                  ----------                  ----------
                          $632,953                   $ 562,073                   $ 499,354
                         ==========                  ==========                  ==========
Net interest income &               $ 33,927 5.88%              $28,634  5.65%              $24,130  5.36%
    margin (4)                     ================            ================            ================
-----------------------------------------------------------------------------------------------------------

1. Loans interest includes loan fees of $997,000, $1,096,000, and $951,000 in 2000, 1999 and 1998.
2. Average  balances of loans include  average  allowance for loan losses
   of $7,097,000,   $4,850,000   and  $4,260,000  and  average   deferred
   loan fees of $719,000, $796,000 and $587,000 for the years ended December 31, 2000, 1999 and 1998, respectively.
3. Includes taxable-equivalent adjustments for income on securities that is exempt from federal income taxes. The federal statutory tax rate was 35% for 2000, 1999, and 1998.
4. Net interest margin is computed by dividing net interest income by total average earning assets.



Table Two: Volume/Rate Analysis
--------------------------------------------------------------------------------------------------------------
(In thousands)Year Ended December 31, 2000 over 1999
Increase (decrease) due to change in:
                                                                                                       Net
Interest-earning assets:                                     Volume              Rate (4)             Change
                                                             ------              --------             ------
   Net Loans (1)(2)                                          $ 6,388              $ 2,783             $ 9,171
   Taxable investment securities                                (862)                 606                (256)
   Tax exempt investment securities (3)                          105                    7                 112
   Federal funds sold                                            678                  230                 908
                                                          -----------          -----------         -----------
     Total                                                     6,309                3,626               9,935
                                                          -----------          -----------         -----------

Interest-bearing liabilities:
   Demand deposits                                              (152)                 (89)               (241)
   Savings deposits                                               68                  305                 373
   Time deposits                                               2,934                1,635               4,569
   Other borrowings                                             (124)                  65                 (59)
                                                          -----------          -----------         -----------
     Total                                                     2,726                1,916               4,642
                                                          -----------          -----------         -----------
Interest differential                                        $ 3,583              $ 1,710             $ 5,293
                                                          ===========          ===========         ===========

--------------------------------------------------------------------------------------------------------------


(In thousands) 1999 over 1998
Increase (decrease) due to change in:
                                                                                                       Net
Interest-earning assets:                                    Volume              Rate (4)             Change
                                                            ------              --------             ------
   Net Loans (1)(2)                                          $ 7,619             $ (2,422)            $ 5,197
   Taxable investment securities                                 (43)                 357                 314
   Tax exempt investment securities(3)                         2,070                  (60)              2,010
   Federal funds sold                                         (2,677)                 (11)             (2,688)
                                                          -----------          -----------         -----------
     Total                                                     6,969               (2,136)              4,833
                                                          -----------          -----------         -----------

Interest-bearing liabilities:
   Demand deposits                                               270                 (198)                 72
   Savings deposits                                              140                 (467)               (327)
   Time deposits                                                 937                 (782)                155
   Other borrowings                                              429                    -                 429
                                                          -----------          -----------         -----------
     Total                                                     1,776               (1,447)                329
                                                          -----------          -----------         -----------
Interest differential                                        $ 5,193               $ (689)            $ 4,504
                                                          ===========          ===========         ===========
------------------------------------------------------------------------

1. The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
2. Loan fees of $997,000,  $1,096,000, and $951,000 for the years ended
   December 31, 2000, 1999, and 1998, respectively, have been included in the interest income computation.
3. Includes  taxable-equivalent  adjustments  for income on securities
   that   is   exempt   from  federal  income   taxes.   The   federal
   statutory tax rate was 35% for 2000, 1999, and 1998.
4. The rate / volume  variance  has been included in the rate variance.

Provision for Loan Losses

In 2000, the Bank provided $3,983,000 for loan losses as compared to $1,484,000 in 1999. In providing for the allowance for loan losses the Company considered the significant growth in the loan portfolio of $77,798,000 (19.7%), geographic and industry concentrations, expansion into new geographic markets, and volatility and weaknesses in the local economy, including potential effects of power shortages, water supply, and volatile market prices for agricultural products. In addition, approximately $1.2
million  was   provided  as  a  result  of  the  downward   classification   to
substandard of several loans to a single borrower. At December 31, 2000, these loans were performing in accordance with their terms and conditions. The allowances for loan losses to total loans at December 31, 2000 and 1999 were 1.98% and 1.41%, respectively. Net loans charged-off in 2000 totaled $208,000 or .05% of average loans outstanding.

In 1999, $1,058,000 of the provision of $1,484,000 was required for the $77,260,000 loan growth during the year. Additional provision was needed to replenish the allowance for charged-off loans. Net loans charged-off in 1999 totaled $240,000 or .07% of average loans outstanding. In 1998, net loans charged-off totaled $30,000 or .01% of average loans outstanding. Consequently, the Bank made provisions for loan losses of only $159,000.

Service Charges and Fees and Other Income

Noninterest income was up $202,000 (9.1%) in 2000 over the same period in 1999. Service charges and fees related to deposit accounts increased $401,000 (29.8%) due to higher volumes, the full year effect of new fees implemented in late 1999 and new products. Noninterest income was negatively impacted in the fourth quarter of 2000 as the Bank realized a loss of $194,000 on the sale and repositioning of investment securities. In all of 1999, the Bank had a realized gain of $45,000 on the sale of investment securities.

Noninterest income was up $147,000 (7.1%) to $2,231,000 in 1999 from the 1998 level. Service charges and fees made up $113,000 of the increase. Several new fees were implemented late in 1999. These new fees added about $40,000 of the increase. The remainder was due to higher volumes. Other income increased only $34,000 (4.0%) from the 1998 level. This change reflected some good growth in certain service fees that was offset in part by lower mortgage origination fees due to the higher mortgage interest rates and reduced up-charges on Bank supplied check stock.

Salaries and Benefits

Salary and benefit expenses increased $965,000 (10.6%) in 2000 over 1999. Salary expenses related to the staffing of the two new branch offices opened in the second half of the year accounted for $287,000 of the increase. Salaries and benefits from continuing operations were up $678,000 (7.4%). Base salaries increased $421,000 (6.2%) due to normal merit reviews, competitive salary adjustments and staffing additions during the year. Benefit costs increased commensurate with the salaries. At the end of 2000, the full time equivalent (FTE) staff was 211 versus 204 at the end of 1999.

For 1999,  increases in salaries and benefits  totaled $903,000  (11.0%).  Base salaries increased $644,000 (10.4%) due to normal merit reviews, 11 additional months of operations for the Westridge branch office and staffing additions during the year. Benefit costs increased commensurate with the salaries. At the end of 1999, the full time equivalent (FTE) staff was 204 versus 197 at the end of 1998.

Occupancy and Furniture and equipment

Occupancy and fixed assets expense increased $542,000 (20.5%) in 2000 over 1999. The new Hollister and Watsonville branch offices accounted for $81,000 of the increase. For the rest of the Company occupancy and fixed assets expense increased $461,000 (17.4%). Much of the increase is attributable to the full year effect of the relocation of two branch offices and remodeling of one branch office and operations office space during 1999.

Occupancy and fixed assets expense increased $585,000 (28.5%) in 1999. Much of the increase was attributable to the remodeling of two branch offices and operations office space during the year as well as the full year of Westridge operations and upgrades to the MIS systems and computer network. Additional costs were incurred for an outside security service during the last quarter as the Bank increased its vault cash in preparation for year 2000 disruption concerns.

Other Expenses

Other expenses were down $142,000 (3.3%) in 2000 from 1999. Other expenses related to the two new branch offices were $45,000. Thus, other expenses for other operations decreased $187,000 (4.4%). In 1999, the Bank incurred one-time costs of approximately $263,000 associated with the merger of the Bank of Salinas and Cypress Bank to form Community Bank of Central California. Normal price increases and growth in the Bank's operations accounted for the remaining higher expenses. The efficiency ratio (fully taxable equivalent), calculated by dividing noninterest expense by the sum of net interest income and noninterest income, for 2000 was 47.9% as compared to 52.0% in 1999.

In 1999,  other expenses  increased  $696,000  (19.4%).  These include one-time costs of approximately $263,000 associated with merging Bank of Salinas and Cypress Bank. Also in 1999, the Bank recorded a $73,000 expense to write-down its former Gonzales branch office building to estimated net realizable value. Normal price increases and growth in the Bank's operations accounted for the remaining higher expenses. The efficiency ratio (fully taxable equivalent), for 1999 was 52.0% as compared to 52.9% in 1998.

Provision for Taxes

The effective tax rate on income was 37.0%, 36.0%, and 40.9% in 2000, 1999 and 1998, respectively. The effective tax rate of the Company was higher in 2000 over 1999 as tax exempt instruments were a smaller percentage of earning assets. In 1999, the effective tax rate of the Company was reduced 4.9% from the prior year as a result of investments made in tax qualified municipal bonds. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,512,000, $1,326,000 and $1,292,000 in these years. Tax-exempt income of $2,082,000, $1,998,000 and $266,000 from investment securities and loans in these years helped to reduce the effective tax rate.

(B)  Balance Sheet Analysis

Central Coast Bancorp's total assets at December 31, 2000 were $706,693,000 compared to $593,445,000 at December 31, 1999, representing an increase of 19.1%. The average balances of total assets of $632,953,000 in 2000 represent an increase of $70,880,000 or 12.6% over $562,073,000 in 1999.

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans; real estate construction loans (both commercial and personal) and real estate-other loans. At December 31, 2000, these four categories accounted for approximately 36%, 2%, 12% and 50% of the Bank's loan portfolio, respectively, as compared to 40%, 3%, 9% and 48% at December 31, 1999. The year 2000 saw continuing high levels of economic activity in the Bank's market area. Loan demand was strong throughout the year and remained so in the first months of 2001. All categories of loans, except consumer, reflect increased growth in 2000. The largest growth took place in the real estate-other category. However, the largest percentage gain of 63.5% was in the real estate-construction category. Table Three summarizes the composition of the loan portfolio for the past five years as of December 31:

Table Three: Loan Portfolio Composite
----------------------------------------------------------------------------------------------------------
In thousands                        2000            1999             1998            1997            1996
----------------------------------------------------------------------------------------------------------
Commercial                     $ 171,631       $ 159,385        $ 136,685       $ 124,714       $ 111,545
Real Estate:
   Construction                   57,780          35,330           19,929          14,645          27,997
   Other                         234,890         188,600          144,685         107,354          93,241
Consumer                           9,840          13,003           11,545           9,349           8,230
Deferred Loans Fees                 (746)           (721)            (674)           (568)           (649)
----------------------------------------------------------------------------------------------------------
Total Loans                      473,395         395,597          312,170         255,494         240,364
Allowance for
   Loan Losses                    (9,371)         (5,596)          (4,352)         (4,223)         (4,372)
----------------------------------------------------------------------------------------------------------
Total                          $ 464,024       $ 390,001        $ 307,818       $ 251,271       $ 235,992
==========================================================================================================

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products offered by the Bank such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. The construction loans are generally composed of commitments to customers within the Bank's service area for construction of both commercial properties and custom and semi-custom single family residences. Other real estate loans consist primarily of loans to the Bank's depositors secured by first trust deeds on commercial and residential properties typically with short-term maturities and original loan to value ratios not exceeding 75%. In general, except in the case of loans with SBA guarantees, the Bank does not make long-term mortgage loans; however, the Bank has informal arrangements in place with mortgage lenders to assist customers in securing single-family mortgage financing.

Average net loans in 2000 were $417,075,000 representing an increase of $68,989,000 or 19.8% over 1999. The favorable economic conditions provided the impetus for continuing loan growth. Average net loans in 1999 were $348,086,000 representing an increase of $76,496,000 or 28.2% over 1998.

Risk Elements - The Bank assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically grade new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of loan losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

Ultimately, the credit quality of the Bank's loans may be influenced by underlying trends in the national and local economic and business cycles. The Bank's business is mostly concentrated in Monterey County. The County's economy is highly dependent on the agricultural and tourism industries. The agricultural industry is also the major driver of the economies of San Benito County and the southern portion of Santa Cruz County where the Bank's two newest branches are located. As a result, the Bank lends money to individuals and companies dependent upon the agricultural and tourism industries.

The Bank has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $333 million at December 31, 2000. Although management believes this real estate concentration has no more that the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the collectability of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectability of real estate loans. When, in management's judgement, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Not withstanding the foregoing, abnormally high rates of impairment due to general/local economic conditions could adversely affect the Company's future prospects and results of operations.

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

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Four sets forth nonaccrual loans, loans past due 90 days or more, and restructured loans performing in compliance with modified terms, for December 31:

Table Four: Non-Performing Loans
------------------------------------------------------------------------------------------------------
In thousands                                         2000       1999       1998       1997       1996
------------------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing
   Commercial                                      $  215      $  51     $   73     $   73     $   60
   Real estate                                         10        303      1,174          6         59
   Consumer and other                                   5          -          -          -         90
------------------------------------------------------------------------------------------------------
                                                      230        354      1,247         79        209
------------------------------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                         329         11        333        188        184
   Real estate                                          -      1,565        543        628        419
   Consumer and other                                   -          -          -          -          1
------------------------------------------------------------------------------------------------------
                                                      329      1,576        876        816        604
------------------------------------------------------------------------------------------------------
Restructured (in compliance with modified
   terms)- Commercial                               1,010          -          -          -          -
------------------------------------------------------------------------------------------------------
Total nonperforming loans                         $ 1,569    $ 1,930    $ 2,123      $ 895      $ 813
======================================================================================================


Interest due but excluded from interest income on nonaccrual loans was approximately $64,000 in 2000, $82,000 in 1999 and $45,000 in 1998. In 1999
and 1998, interest income recognized from payments received on nonaccrual loans was $21,000 and $17,000, respectively (none was recognized in 2000).

At December 31, 2000, the recorded investment in loans that are considered impaired was $1,691,000 of which $215,000 is included in nonaccrual loans, and $1,010,000 is included in restructured loans above. Such impaired loans had a valuation allowance of $506,000. The average recorded investment in impaired loans during 2000 was $2,129,000. The Company recognized interest income on impaired loans of $161,000, $92,000 and $64,000 in 2000, 1999 and
1998, respectively (including interest income of $98,000 on restructured loans in 2000).

There were no troubled debt restructurings or loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 2000. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2000, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

The Company held no real estate acquired by foreclosure at December 31, 2000 or 1999.


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

The allowance for loan losses totaled $9,371,000 or 1.98% of total loans at December 31, 2000 compared to $5,596,000 or 1.41% at December 31, 1999 and $4,352,000 or 1.39% at December 31, 1998. In 2000, the allowance for loan losses was increased in consideration of the significant growth in the loan portfolio of $77,798,000 (19.7%), geographic and industry concentrations, expansion into new geographic markets, and volatility and weaknesses in the local economy, including potential effects of power shortages, water supply,
and  volatile   market   prices  for   agricultural   products.   In  addition,
approximately   $1.2   million  was  provided  as  a  result  of  the  downward
classification to substandard of several loans to a single borrower. In 1999, the loan growth of $77,260,000 necessitated an increase of $1,058,000 in the allowance for loan losses. It is the policy of management to maintain the allowance for loan losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance is prudent and adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Table Five summarizes, for the years indicated, the activity in the allowance for loan losses.

Table Five:  Allowance for Loan Losses
--------------------------------------------------------------------------------------------------------
                                       Year Ended   Year Ended   Year Ended    Year Ended    Year Ended
In thousands (except percentages)      12/31/00     12/31/99      12/31/98      12/31/97      12/31/96
--------------------------------------------------------------------------------------------------------
Average loans outstanding                $424,891     $353,732     $ 276,437     $ 243,593    $ 208,169
--------------------------------------------------------------------------------------------------------

Allowance for possible loan losses
 at beginning of period                   $ 5,596      $ 4,352       $ 4,223       $ 4,372      $ 4,446

Loans charged off:
   Commercial                                (273)        (333)         (130)         (279)        (391)
   Real estate                                  -          (41)          (16)         (100)        (207)
   Consumer                                  (119)         (26)          (31)          (61)         (22)
--------------------------------------------------------------------------------------------------------
                                             (392)        (400)         (177)         (440)        (620)
--------------------------------------------------------------------------------------------------------
Recoveries of loans previously
 charged off:
   Commercial                                 170          143           116           162          156
   Real estate                                  -            7            20            28           11
   Consumer                                    14           10            11            37           27
--------------------------------------------------------------------------------------------------------
                                              184          160           147           227          194
--------------------------------------------------------------------------------------------------------
Net loans charged off                        (208)        (240)          (30)         (213)        (426)

Additions to allowance charged
  to operating expenses                     3,983        1,484           159            64          352
--------------------------------------------------------------------------------------------------------
Allowance for possible loan
  losses at end of period                 $ 9,371      $ 5,596       $ 4,352       $ 4,223      $ 4,372
--------------------------------------------------------------------------------------------------------

Ratio of net charge-offs to
  average loans outstanding                 0.05%        0.07%         0.01%         0.09%        0.20%

Provision of allowance for possible loan
 losses to average loans outstanding        0.94%        0.42%         0.06%         0.03%        0.17%

Allowance for possible loan losses to loans
 net of deferred fees at year end           1.98%        1.41%         1.39%         1.65%        1.82%
--------------------------------------------------------------------------------------------------------

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and historical loss data. Table Six summarizes the allocation of the allowance for loan losses at December 31, 2000 and 1999.

Table Six:  Allowance for Loan Losses by Loan Category
----------------------------------------------------------------------------------------

                                     December 31, 2000              December 31, 1999
                                     -----------------              -----------------
                                              Percent of                     Percent of
                                             loans in each                  loans in each
                                              category to                    category to
In thousands (except percentages)  Amount     total loans        Amount      total loans
----------------------------------------------------------------------------------------

Commercial                           $ 5,602         36%           $ 3,511          40%
Real estate                            2,589         62%               390          57%
Consumer                                 255          2%               215           3%
----------------------------------------------------------------------------------------
Total allocated                        8,446        100%             4,116         100%
Total unallocated                        925                         1,480
----------------------------------------------------------------------------------------
   Total                             $ 9,371                       $ 5,596
----------------------------------------------------------------------------------------


Other Real Estate Owned

The Company held no real estate acquired by foreclosure at December 31, 2000 or 1999.

Deposits

At December 31, 2000, deposits totaled $633,210,000 up from $518,189,000 at the end of 1999. However, the 1999 ending balance included $20,000,000 in State of California time deposits. These deposits matured by the end of 2000 and were no longer included in the deposit balances. Thus, the deposit growth in 2000, net of the $20,000,000 of State of California certificates of deposit, was $135,021,000 (27.1%). Because there was a large influx of demand deposits at year-end, management would expect that due to normal seasonal variations deposits will decrease approximately $30,000,000 to $50,000,000 in the first quarter of 2001.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

Since October of 1998 and through December 31, 2000, the Board of Directors of the Company has authorized two separate plans to repurchase up to 5% (in each plan) of the outstanding shares of the Company's common stock. Purchases are made from time to time, in the open market and negotiated transactions and are subject to appropriate regulatory and other accounting requirements. The Company acquired 410,894 shares of its common stock in the open market during 2000, 200,668 in 1999 and 29,645 in 1998 at average prices of approximately $14.85, $13.32 and $12.61 per share, respectively. The Company completed repurchases under the first plan in May 2000. At December 31, 2000, there were 112,240 shares remaining to repurchase under the second plan. The preceding common share amounts and average prices paid have been adjusted for the stock split and stock dividends issued from February 1999 through February 2001. These repurchases are made with the intention to lessen the dilutive impact of issuing new shares to meet stock option plans as well as for capital management objectives.

The Company's primary capital resource is shareholders' equity, which increased $6.5 million or 12.3% from the previous year-end. The ratio of total risk-based capital to risk-adjusted assets was 12.3% at December 31, 2000, compared to 13.8% at December 31, 1999. Tier 1 risk-based capital to risk-adjusted assets was 11.1% at December 31, 2000, compared to 12.6% at December 31, 1999. The capital ratios are lower in 2000 as compared to 1999 as risked based assets grew at a higher rate than did capital.


Table Seven: Capital Ratios
                                                        As of December 31,
                                                    ---------------------------

                                                         2000             1999
                                                         ----             ----
Tier 1 Capital                                          11.1%            12.6%
Total Capital                                           12.3%            13.8%
Leverage                                                 9.1%             9.7%


See the discussion of capital requirements in "Supervision and Regulation" on page 4 and Note 13 in the financial statements included in Item 8.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. Inflation did not have a material effect upon the Company's results of operations during the year 2000.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. The Company's 2000 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2000 balances.

The following assumptions were used in the modeling activity:
      Earning asset growth of 7.1% based on ending balances
      Loan growth of 8.3% based on ending balances
      Investment and funds sold growth of 4.0% based on ending balances Deposit growth of 3.0% based on ending balances
      Balance sheet target balances were the same for all rate scenarios

The following table summarizes the effect on net interest income of a (+/-) 200 basis point change in interest rates as measured against a flat rate (no change) scenario.


Table Eight: Interest Rate Risk Simulation of Net Interest Income as of December 31, 2000
                                               Estimated Impact on
                                                2001 Net Interest
                                                     Income
                                                     ------
                                                 (in thousands)
   Variation from flat rate scenario
    +200                                             $2,731
   - 200                                            ($3,310)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

The Company also uses a second simulation scenario that rate shocks the balance sheet with an immediate parallel shift in interest rates of +/-200 basis points. This scenario provides estimates of the future market value of equity (MVE) and net interest income (NII). MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. The Bank measures the volatility of these benchmarks using a twelve month time horizon. Using the December 31, 2000 balance sheet as the base for the simulation, the following table summarizes the effect on net interest income of a +/-200 basis point change in interest rates:

Table Nine: Interest Rate Risk Simulation of NII as of December 31, 2000

                                  % Change               Change
                                   in NII                in NII
                                 from Current          from Current
                               12 Mo. Horizon        12 Month Horizon
                               --------------        ----------------
                                                      (in thousands)
      + 200bp                       16%                   $6,374
      - 200bp                      (17%)                 ($6,618)

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

As reflected in Table Ten, at December 31, 2000, the cumulative gap through the one-year time horizon indicates a liability sensitive position. Somewhere between one and five years the Bank moves into an asset sensitive position. This interest rate sensitivity table categorizes interest-bearing transaction deposits and savings deposits as repricing immediately. However, as has been observed through interest rate cycles, the deposit liabilities do not reprice immediately. Consequently, the Bank's net interest income varies as though the Bank is asset sensitive, i.e. as interest rates rise net interest income increases and vice versa. This phenomenon is validated by the modeling as presented in Tables Eight and Nine.

Table Ten: Interest Rate Sensitivity
December 31, 2000
----------------------------------------------------------------------------------------------------------------
Assets and Liabilities                                     Over three
which Mature or Reprice:                      Next day     months and      Over one
                                             and within      within       and within        Over
In thousands                Immediately     three months    one year      five years     five years     Total
----------------------------------------------------------------------------------------------------------------
Interest earning assets:
Investments                        1,163         10,158           338         14,268        126,349     152,276
Loans, excluding
   nonaccrual loans
   and overdrafts                 13,479        293,668        31,540        101,732         32,437     472,856
----------------------------------------------------------------------------------------------------------------
Total                         $   14,642      $ 303,826     $  31,878      $ 116,000      $ 158,786   $ 625,132
================================================================================================================
Interest bearing
   liabilities:
Interest bearing demand       $   88,285      $       -     $       -      $       -      $       -   $  88,285
Savings                          110,204              -             -              -              -     110,204
Time certificates                      -         62,624       135,179         29,910              6     227,719
Other Borrowings                       -             73           227          2,616          2,290       5,206
----------------------------------------------------------------------------------------------------------------
Total                         $  198,489      $  62,697     $ 135,406      $  32,526      $   2,296   $ 431,414
================================================================================================================
Interest rate
   sensitivity gap            $ (183,847)     $ 241,129     $(103,528)     $  83,474      $ 156,490
Cumulative interest
   rate sensitivity gap       $ (183,847)     $  57,282     $ (46,246)     $  37,228      $ 193,718
----------------------------------------------------------------------------------------------------------------
December 31, 1999
Interest rate
   sensitivity gap            $ (198,061)     $ 172,782     $ (54,472)     $  80,491      $ 147,262
Cumulative interest
   rate sensitivity gap       $ (198,061)     $ (25,279)    $ (79,751)     $     740      $ 148,002
----------------------------------------------------------------------------------------------------------------


Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2000, were approximately $145,839,000 and $4,634,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The  Company's  sources  of  liquidity  consist  of  overnight  funds  sold  to correspondent  banks,  unpledged  marketable  investments  and  loans  held for sale. On December 31, 2000, consolidated liquid assets totaled $132.0 million or 18.7% of total assets as compared to $91.1 million or 15.4% of total consolidated assets on December 31, 1999. In addition to liquid assets, the Bank maintains short term lines of credit with correspondent banks. At December 31, 2000, the Bank had $80,000,000 available under these credit lines. Additionally, the Bank is a member of the Federal Home Loan Bank. At December 31, 2000, the Bank could have arranged for up to $176,673,000 in secured borrowings from the FHLB. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer  base and,  as such,  its  deposit  base is  susceptible  to  economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In conjunction with the adoption of SFAS 133 the Bank reclassified all securities into the available-for-sale category. This enables the Bank to sell any of its unpledged securities to meet liquidity needs. Due to the rising interest rate environment throughout most of 1999 and the first half of 2000, much of the investment portfolio experienced price declines, which resulted in unrealized losses. These unrealized losses limited the Bank's ability to sell these securities without realizing those losses. Because of the rapid decrease in interest rates at the end of 2000 and continuing into January 2001, the unrealized loss in the investment portfolio has greatly diminished. Further declines in the market rates of interest could result in net unrealized gains in the portfolio. These securities are available to pledge as collateral for borrowings if the need should arise. The Bank has established a master repurchase agreement with a correspondent bank to enable such transactions.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in Table Eleven. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Table Eleven:  Certificates of Deposit in Denominations of $100,000 or More
------------------------------------------------------------------------------------------------
                                                                              December 31, 2000
------------------------------------------------------------------------------------------------
 Three months or less                                                           $47,772,000

 Over three months through six months                                            22,759,000

 Over six months through twelve months                                           70,019,000

 Over twelve months                                                              26,131,000

------------------------------------------------------------------------------------------------
 Total                                                                         $166,681,000
================================================================================================

Loan demand also affects the Bank's liquidity position. Table Twelve presents the maturities of loans for the period indicated.

 Table Twelve:  Loan Maturities - December 31, 2000
------------------------------------------------------------------------------------------
                                         One year
                      One year           through              Over
 In thousands         or less           five years         five years           Total
------------------------------------------------------------------------------------------
  Commercial        $ 87,906,000       $ 57,024,000       $ 26,701,000       $171,631,000

  Real estate -
   construction       35,939,000         12,005,000          9,836,000         57,780,000

  Real estate -
    other             26,784,000         86,275,000        121,831,000        234,890,000

   Consumer            5,633,000          4,042,000            165,000          9,840,000

------------------------------------------------------------------------------------------
  Total             $156,262,000       $159,346,000       $158,533,000       $474,141,000
------------------------------------------------------------------------------------------


Loans shown above with maturities greater than one year include $235,059,000 of floating interest rate loans and $82,820,000 of fixed rate loans.

The  maturity   distribution  and  yields  of  the  investment  portfolios  are presented in Table Thirteen:

Table Thirteen: Securities Maturities and Weighted Average Yields - December 31, 2000 and 1999
-----------------------------------------------------------------------------------------------------------
                                                                                                  Weighted
                                                 Amortized  Unrealized   Unrealized    Market      Average
In thousands (except percentages)                  Cost        Gain         Loss        Value       Yield
-----------------------------------------------------------------------------------------------------------
December 31, 2000
Available for sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                     $     300     $     -      $     -   $     300       5.79%
     Maturing after 1 year but within 5 years      12,963           2           63      12,902       6.28%
     Maturing after 5 years but within 10 years    61,846         167          454      61,559       6.45%
     Maturing after 10 years                       10,480           -          114      10,366       6.42%
State & Political Subdivision
     Maturing within 1 year                           243           -            5         238       3.80%
     Maturing after 1 year but within 5 years       1,356          15            5       1,366       7.92%
     Maturing after 5 year but within 10 Years     16,915           -          353      16,562       6.61%
     Maturing after 10 years                       27,337          78          744      26,671       6.88%
Corporate Debt Securities
     Maturing within 1 year                         9,968           -           11       9,957       8.24%
     Maturing after 10 years                       11,505           -          313      11,192       7.75%
Other                                               1,163           -            -       1,163       0.00%
-----------------------------------------------------------------------------------------------------------
Total investment securities                     $ 154,076     $   262      $ 2,062   $ 152,276       6.70%
===========================================================================================================
December 31, 1999
Available for sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                     $  12,002     $     -      $    35   $  11,967       6.03%
     Maturing after 1 year but within 5 years       6,462           8          217       6,253       5.62%
     Maturing after 5 years but within 10 years    72,639           -        3,629      69,010       6.24%
     Maturing after 10 years                       12,265           -          625      11,640       6.27%
State & Political Subdivision
     Maturing after 1 year but within 5 years         247           -           25         222       5.70%
     Maturing after 5 year but within 10 Years     11,513           -          888      10,625       6.45%
     Maturing after 10 years                       25,091           -        2,436      22,655       6.73%
Corporate Debt Securities
     Maturing after 10 years                       11,500           -          121      11,379       7.18%
Other                                               1,684           -            -       1,684       0.00%
-----------------------------------------------------------------------------------------------------------
Total investment securities                     $ 153,403     $     8      $ 7,976   $ 145,435       6.36%
===========================================================================================================


The principal  cash  requirements  of the Company are for expenses  incurred in
the  support  of  administration   and  operations  of  the  Bank.  These  cash
requirements are funded through direct reimbursement billings to the Bank. For non-banking functions, the Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule.

Off-Balance Sheet Items

The Bank has certain ongoing  commitments under operating  leases.  (See Note 5
of  the  financial   statements  for  the  terms.)  These  commitments  do  not significantly impact operating results.

As of December 31, 2000, commitments to extend credit were the only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, options etc. Loan and letter of credit commitments increased to $150,473,000 from $131,398,000 at December 31, 1999. The commitments represent 31.8% of total loans at year-end 2000 versus 33.2% a year ago.

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

At year-end 2000 and year end 1999, the fair values calculated on the Bank's assets were 0.4% below the carrying values.

Accounting Pronouncements

The Financial Standards Accounting Board released for comment on February 14, 2001, a revised proposal for the elimination of "pooling of interests"
accounting. The FASB indicated that it will accept comments through March 16, 2001. As proposed, it is currently anticipated that the FASB will issue a final statement in June 2001, which would likely require, among other matters, that all mergers initiated after the issuance of the final statement be accounted for as "purchase" transactions. As proposed, a merger or business combination would be considered initiated if the major terms of the transaction, including the exchange or conversion ratio, are publicly announced or otherwise disclosed to shareholders of the combining companies. The revised proposal contemplates that goodwill will not be amortized to earnings as originally proposed. Instead, goodwill would be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value, based on standards to be specified in the final statement. The effect of the proposal upon bank mergers is uncertain, however, the goodwill in a purchase accounting transaction may not be included in the calculation of regulatory capital requirements and some investment bankers have expressed the view that the elimination of "pooling of interests" accounting will result in lower merger premiums for sellers with the possibility of fewer transactions occurring after the effective date of the final statement.

For additional discussion of accounting pronouncements, see Note 1 in the Consolidated Financial Statements at Item 8.

Other Matters

The State of California is presently experiencing serious periodic electric power shortages. It is uncertain whether or when these shortages will be discontinued. The Company and the Bank could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and the Bank's significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's and the Bank's future results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is contained in the Market Risk Management section of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 33.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page
                                                               ----
Independent Auditors' Report                                    42

Consolidated Balance Sheets, December 31, 2000 and 1999         43

Consolidated Statements of Income for theyears ended
   December 31, 2000, 1999 and 1998                             44

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998                             45

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 2000, 1999 and 1998                 46

Notes to Consolidated Financial Statements                   47-60

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Central Coast Bancorp:

We have audited the accompanying consolidated balance sheets of Central Coast Bancorp and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Coast Bancorp and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Salinas, California
January 22, 2001
(February 28, 2001 as to the stock dividend information in Note 1)

Consolidated Balance Sheets
Central Coast Bancorp and Subsidiary
-----------------------------------------------------------------------------------------------------------------
December 31,                                                                         2000                   1999
-----------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks                                                    $ 51,411,000           $ 39,959,000
  Federal funds sold                                                           23,081,000                      -
-----------------------------------------------------------------------------------------------------------------
    Total cash and equivalents                                                 74,492,000             39,959,000

  Available-for-sale securities                                               152,276,000            145,435,000

  Loans:
    Commercial                                                                171,631,000            159,385,000
    Real estate-construction                                                   57,780,000             35,330,000
    Real estate-other                                                         234,890,000            188,600,000
    Consumer                                                                    9,840,000             13,003,000
    Deferred loan fees, net                                                      (746,000)              (721,000)
-----------------------------------------------------------------------------------------------------------------
    Total loans                                                               473,395,000            395,597,000
    Allowance for loan losses                                                  (9,371,000)            (5,596,000)
-----------------------------------------------------------------------------------------------------------------
  Net Loans                                                                   464,024,000            390,001,000
-----------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                   3,735,000              3,888,000
  Accrued interest receivable and other assets                                 12,166,000             14,162,000
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                $ 706,693,000          $ 593,445,000
=================================================================================================================
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                             $ 207,002,000          $ 141,389,000
    Demand, interest bearing                                                   88,285,000            100,871,000
    Savings                                                                   110,204,000             97,833,000
    Time                                                                      227,719,000            178,096,000
-----------------------------------------------------------------------------------------------------------------
  Total Deposits                                                              633,210,000            518,189,000
  Accrued interest payable and other liabilities                               13,629,000             21,951,000
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                             646,839,000            540,140,000
-----------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 5 and 11)
Shareholders' Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 6,721,998  shares in 2000
    and 6,440,257  shares in 1999                                              44,472,000             40,223,000
  Shares held in deferred compensation trust (271,862 shares in 2000
    and 247,148 shares in 1999), net of deferred obligation                             -                      -
  Retained earnings                                                            16,444,000             17,784,000
  Accumulated other comprehensive income (loss), net of taxes of
    $738,000 in 2000 and $3,267,000 in 1999                                    (1,062,000)            (4,702,000)
-----------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                           59,854,000             53,305,000
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $ 706,693,000          $ 593,445,000
=================================================================================================================

See notes to Consolidated Financial Statements

Consolidated Statements of Income
Central Coast Bancorp and Subsidiary

------------------------------------------------------------------------------------------------------------
Years Ended December 31,                      2000                1999                    1998
------------------------------------------------------------------------------------------------------------
Interest Income
   Loans (including fees)                   $ 41,405,000        $ 32,234,000            $ 27,037,000
   Investment securities                       8,945,000           9,127,000               7,473,000
   Fed funds sold                              1,065,000             156,000               2,844,000
------------------------------------------------------------------------------------------------------------
       Total interest income                  51,415,000          41,517,000              37,354,000
------------------------------------------------------------------------------------------------------------
Interest Expense
   Interest on deposits                       17,921,000          13,218,000              13,319,000
   Other                                         369,000             430,000                       -
------------------------------------------------------------------------------------------------------------
       Total interest expense                 18,290,000          13,648,000              13,319,000
------------------------------------------------------------------------------------------------------------
Net Interest Income                           33,125,000          27,869,000              24,035,000
Provision for Loan Losses                     (3,983,000)         (1,484,000)               (159,000)
------------------------------------------------------------------------------------------------------------
Net Interest Income after
   Provision for Loan Losses                  29,142,000          26,385,000              23,876,000
------------------------------------------------------------------------------------------------------------

Noninterest Income
   Service charges on deposits                 1,749,000           1,348,000               1,235,000
   Other income                                  684,000             883,000                 849,000
------------------------------------------------------------------------------------------------------------
      Total noninterest income                 2,433,000           2,231,000               2,084,000
------------------------------------------------------------------------------------------------------------

Noninterest Expenses
   Salaries and benefits                      10,081,000           9,116,000               8,213,000
   Occupancy                                   1,479,000           1,301,000               1,049,000
   Furniture and equipment                     1,702,000           1,338,000               1,005,000
   Other                                       4,146,000           4,288,000               3,592,000
------------------------------------------------------------------------------------------------------------
     Total noninterest expenses               17,408,000          16,043,000              13,859,000
------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                    14,167,000          12,573,000              12,101,000
Provision for Income Taxes                     5,241,000           4,522,000               4,948,000
------------------------------------------------------------------------------------------------------------
       Net Income                            $ 8,926,000         $ 8,051,000             $ 7,153,000
============================================================================================================

Basic Earnings per Share                          $ 1.17              $ 1.03                  $ 0.98
Diluted Earnings per Share                        $ 1.14              $ 1.00                  $ 0.90
============================================================================================================

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Central Coast Bancorp and Subsidiary

----------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                 2000                1999                1998
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operations:
   Net income                                                     $ 8,926,000         $ 8,051,000         $ 7,153,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                      3,983,000           1,484,000             159,000
     Depreciation                                                   1,266,000             936,000             656,000
     Amortization and accretion                                         8,000             136,000              (6,000)
     Deferred income taxes                                         (1,852,000)           (871,000)           (333,000)
     Loss (gain) on sale of securities                                194,000             (45,000)            (58,000)
     Net loss on sale of equipment                                     19,000             126,000                   -
     Gain on other real estate owned                                  (67,000)                  -             (20,000)
   Decrease (increase) in accrued interest receivable
    and other assets                                                1,077,000          (2,241,000)            129,000
   Increase in accrued interest payable and other liabilities       3,492,000           2,110,000             364,000
   Increase in deferred loan fees                                      25,000              47,000             106,000
----------------------------------------------------------------------------------------------------------------------
       Net cash provided by operations                             17,071,000           9,733,000           8,150,000
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Proceeds from maturities of available-for-sale securities       70,751,000         100,042,000         107,423,000
   Proceeds from maturities of held-to-maturity securities                  -                   -          20,959,000
   Proceeds from sale of available-for-sale securities             19,806,000           5,988,000           9,119,000
   Purchase of available-for-sale securities                      (91,174,000)        (89,498,000)       (176,593,000)
   Net change in loans held for sale                                        -           6,168,000          (4,837,000)
   Net increase in loans                                          (78,031,000)        (84,049,000)        (56,812,000)
   Proceeds from sale of other real estate owned                            -             387,000             125,000
   Proceeds from sale of equipment                                          -              26,000                   -
   Purchases of equipment                                          (1,132,000)         (2,087,000)         (1,724,000)
----------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                      (79,780,000)        (63,023,000)       (102,340,000)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net increase in deposit accounts                               115,021,000          28,997,000          38,891,000
   Net increase (decrease) in other borrowings                    (11,744,000)         16,950,000            (289,000)
   Proceeds from sale of stock                                         76,000           1,098,000             264,000
   Shares repurchased                                              (6,111,000)         (2,682,000)           (387,000)
----------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                   97,242,000          44,363,000          38,479,000
----------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                  34,533,000          (8,927,000)        (55,711,000)
Cash and equivalents, beginning of year                            39,959,000          48,886,000         104,597,000
----------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                                $ 74,492,000        $ 39,959,000        $ 48,886,000
======================================================================================================================
Noncash Investing and Financing Activities:
The Company obtained $335,000 of real  estate (OREO) in 1999 in connection  with  forclosures of delinquent loans
(none in 2000 or 1998).  In 2000, 1999 and 1998 stock  option  exercises  and stock repurchases totaling $20,000,
$666,000 and $384,000, respectively were performed through a "stock for stock" exercise under the Company's stock option and deferred compensation plans (see Note 9).
----------------------------------------------------------------------------------------------------------------------
Other Cash Flow Information:
   Interest paid                                                 $ 17,121,000        $ 13,733,000        $ 13,100,000
   Income taxes paid                                                5,970,000           3,569,000           4,619,000
======================================================================================================================

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity
Central Coast Bancorp and Subsidiary

------------------------------------------------------------------------------------------------------
                                                                          Accumulated Other
                                                                            Comprehensive
                                                                           Income (Loss) -
                                                                           Net Unrealized
                                                                             Gain (Loss)
                                                                            on Available-
Years Ended December 31,                     Common Stock        Retained     For-Sale
2000, 1999 and 1998                        Shares     Amount     Earnings    Securities     Total
------------------------------------------------------------------------------------------------------
 Balances, January 1, 1998               5,460,586 $ 31,644,000 $11,979,000    $ 101,000 $ 43,724,000
    Net income                                   -            -   7,153,000            -    7,153,000
    Changes in unrealized gains
       on securities available for sale,
       net of taxes of $223,000                  -            -           -      320,000      320,000
    Reclassification adjustment for
       gains included in income,
       net of taxes of $40,000                   -            -           -      (58,000)     (58,000)
                                                                                          ------------
    Comprehensive income                                                                    7,415,000
                                                                                          ------------
    10% stock dividend                     546,059    9,399,000  (9,399,000)           -            -
    Stock options and warrants
      exercised                            153,019      647,000           -            -      647,000
    Shares repurchased                     (47,619)    (770,000)          -            -     (770,000)
    Tax benefit of stock options
      exercised                                  -      183,000           -            -      183,000
------------------------------------------------------------------------------------------------------
 Balances, December 31, 1998             6,112,045   41,103,000   9,733,000      363,000   51,199,000
    Net income                                   -            -   8,051,000            -    8,051,000
    Changes in unrealized gains (losses)
       on securities available for sale,
       net of taxes of $3,502,000                -            -           -   (5,039,000)  (5,039,000)
    Reclassification adjustment for
       gains included in income,
       net of taxes of $19,000                   -            -           -      (26,000)     (26,000)
                                                                                          ------------
    Comprehensive income                                                                    2,986,000
                                                                                          ------------
    Stock options and warrants
      exercised                            534,232    1,764,000           -            -    1,764,000
    Shares repurchased                    (206,020)  (3,348,000)          -            -   (3,348,000)
    Tax benefit of stock options
      exercised                                  -      704,000           -            -      704,000
------------------------------------------------------------------------------------------------------
Balances, December 31, 1999              6,440,257   40,223,000  17,784,000   (4,702,000)  53,305,000
    Net income                                   -            -   8,926,000            -    8,926,000
    Changes in unrealized gains
       on securities available for sale,
       net of taxes of $2,449,000                -            -           -    3,526,000    3,526,000
    Reclassification adjustment for
       gains included in income,
       net of taxes of $80,000                   -            -           -      114,000      114,000
                                                                                          ------------
    Comprehensive income                                                                   12,566,000
                                                                                          ------------
    10% stock dividend                     644,026   10,266,000 (10,266,000)                        -
    Stock options exercised                 12,998       96,000           -            -       96,000
    Shares repurchased                    (375,283)  (6,131,000)                           (6,131,000)
    Tax benefit of stock options
      exercised                                  -       18,000           -            -       18,000
------------------------------------------------------------------------------------------------------
Balances, December 31, 2000              6,721,998 $ 44,472,000 $16,444,000  $(1,062,000)$ 59,854,000
------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Central Coast Bancorp and Subsidiary
Years ended December 31, 2000, 1999 and 1998

Note 1. Significant Accounting Policies and Operations. The consolidated financial statements include Central Coast Bancorp (the "Company") and its wholly-owned subsidiary, Community Bank of Central California (the "Bank"). All material intercompany accounts and transactions are eliminated in consolidation. The accounting and reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the carrying value of other real estate owned. Management uses information provided by an independent loan review service in connection with the determination of the allowance for loan losses.

Community Bank of Central California operates ten full service branch offices in Monterey, Santa Cruz and San Benito Counties, serving small and medium sized business customers, as well as individuals. The Bank focuses on business loans and deposit services to customers throughout its service area.

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

The allowance for loan losses is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loss experience. The allowance is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. In evaluating the adequacy of the allowance, management considers numerous factors such as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated local economic conditions that may affect the borrowers' ability to pay.

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

Earnings per share. Basic earnings per share is computed by dividing net income by the weighted average of common shares outstanding for the period
(7,612,000,  7,779,000  and 7,305,000 in 2000,  1999 and 1998,  respectively).
Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and stock purchase warrants were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options and warrants (225,000, 270,000, and 661,000 in 2000, 1999 and 1998, respectively). All earnings per share information has been adjusted retroactively for stock dividends of 10% in January 2001, 2000 and 1998, and a 5-for-4 stock split in January 1999.

Stock dividend. On January 29, 2001 the Board of Directors declared a 10% stock dividend which was distributed on February 28, 2001, to shareholders of record as of February 14, 2001. All share and per share data including stock option and warrant information have been retroactively adjusted to reflect the stock dividend.

Comprehensive income. In 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Such amounts have been reported in the accompanying statements of shareholders' equity.

Segment reporting. In 1998 the Company adopted Financial Accounting Standards Statement (FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that since all of the commercial banking products and services offered by the Company are available in each branch office of the Bank, all branch offices are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branch offices and report them as a single operating segment.


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


Note 2. Cash and Due from Banks. The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. At December 31, 2000 the Company maintained reserves of approximately $703,000 in the form of vault cash and balances at the Federal Reserve to satisfy regulatory requirements.

Note 3. Securities. The Company's investment securities portfolio as of December 31, 2000 and 1999 consisted of the following:

---------------------------------------------------------------------------------------------
                                           Amortized    Unrealized    Unrealized     Market
In thousands                                  Cost         Gain          Loss        Value
---------------------------------------------------------------------------------------------
December 31, 2000
Available for sale securities:
U.S. Treasury and Agency securities        $  85,589         $ 169      $   631    $  85,127
State & Political Subdivision                 45,851            93        1,107       44,837
Corporate Debt Securities                     21,473             -          324       21,149
Other                                          1,163             -            -        1,163
---------------------------------------------------------------------------------------------
Total investment securities                $ 154,076         $ 262      $ 2,062    $ 152,276
=============================================================================================
December 31, 1999
Available for sale securities:
U.S. Treasury and Agency securities        $ 103,368         $   8      $ 4,506    $  98,870
State & Political Subdivision                 36,851             -        3,349       33,502
Corporate Debt Securities                     11,500             -          121       11,379
Other                                          1,684             -            -        1,684
---------------------------------------------------------------------------------------------
Total investment securities                $ 153,403         $   8      $ 7,976    $ 145,435
=============================================================================================

At December 31, 2000 and 1999, securities with a book value of $95,908,000 and $80,593,000 were pledged as collateral for deposits of public funds and other purposes as required by law or contract.

U.S. Treasury Securities with a market value of $19,806,000, $6,033,000 and $9,119,000, and an amortized cost of $20,000,000, $5,988,000 and $9,061,000 were sold during the fiscal years ended December 31, 2000, 1999 and 1998, respectively. In 2000, such sales resulted in gross realized losses of $194,000 and no gross unrealized gains. In 1999 and 1998, such sales resulted in gross realized gains of $45,000 and $58,000, respectively and no gross unrealized losses.

Note 4. Loans and allowance for loan losses. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, the ultimate recovery of which is generally dependent on the successful operation, sale or refinancing of real estate, totaling approximately $333 million. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans.
When,  in   management's  judgment,  these  loans   are  impaired,  appropriate
provisions  for  losses   are  recorded.  The   more  significant   assumptions
management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

The activity in the allowance for loan losses is summarized as follows:

-------------------------------------------------------------------------------------------------------------
In thousands                                            2000                     1999                   1998
-------------------------------------------------------------------------------------------------------------
   Balances, beginning of year                       $ 5,596                  $ 4,352                $ 4,223
   Provision charged to expense                        3,983                    1,484                    159
   Loans charged off                                    (392)                    (400)                  (177)
   Recoveries                                            184                      160                    147
-------------------------------------------------------------------------------------------------------------
   Balance, end of year                              $ 9,371                  $ 5,596                $ 4,352
=============================================================================================================

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

Management believes that the allowance for loan losses at December 31, 2000 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Non-performing loans at December 31 are summarized below:

----------------------------------------------------------------------------------------------------------
In thousands                                                                2000                      1999
-----------------------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Real estate                                                           $    10                   $   303
   Commercial                                                                215                        51
   Consumer and other                                                          5                         -
-----------------------------------------------------------------------------------------------------------
                                                                             230                       354
-----------------------------------------------------------------------------------------------------------
Nonaccrual:
   Real estate                                                                 -                     1,565
   Commercial                                                                329                        11
   Consumer and other                                                          -                         -
-----------------------------------------------------------------------------------------------------------
                                                                             329                     1,576
-----------------------------------------------------------------------------------------------------------
Restructured (in compliance with modified
   terms)- Commercial                                                      1,010                         -
-----------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                $ 1,569                   $ 1,930
===========================================================================================================

Interest due but excluded from interest income on nonaccrual loans was approximately $64,000, $82,000, and $45,000 in 2000, 1999 and 1998
respectively. In 1999 and 1998, interest income recognized from payments received on nonaccrual loans was $21,000 and $17,000, respectively (none was recognized in 2000).

At December 31, 2000, the recorded investment in loans that are considered impaired under SFAS No. 114 was $1,691,000 of which $215,000 are included as nonaccrual loans above, and $1,010,000 are included as restructured loans above. At December 31, 1999, the recorded investment in loans that are considered impaired was $2,165,000 of which $1,568,000 are included as nonaccrual loans above. Such impaired loans had valuation allowances totalling $809,000 and $821,000, in 2000 and 1999, respectively, based on the estimated fair values of the collateral. The average recorded investment in impaired loans during 2000 and 1999, was $2,129,000 and $2,357,000, respectively. The Company recognized interest income on impaired loans of $161,000, $92,000 and $64,000 in 2000, 1999 and 1998,
respectively (including interest income of $98,000 on restructured loans in 2000).

The Company held no real estate acquired by foreclosure at December 31, 2000 or 1999.

Note 5. Premises and equipment. Premises and equipment at December 31 are summarized as follows:

--------------------------------------------------------------------------------------------------------------------
In thousands                                                                           2000                    1999
--------------------------------------------------------------------------------------------------------------------
Land                                                                                $   121                 $   121
Building                                                                                260                     215
Furniture and equipment                                                               6,390                   5,982
Leasehold improvement                                                                 2,223                   2,067
--------------------------------------------------------------------------------------------------------------------
                                                                                      8,994                   8,385
Accumulated depreciation and amortization                                            (5,259)                 (4,497)
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                         $ 3,735                 $ 3,888
--------------------------------------------------------------------------------------------------------------------

The Company's facilities leases expire in March 2003 through October 2009 with options to extend for five to fifteen years. These include two facilities leased from shareholders at terms and conditions which management believes are consistent with the market. Rental rates are adjusted annually for changes in certain economic indices. Rental expense was approximately $634,000, $565,000 and $456,000, including lease expense to shareholders of $122,000, $121,000 and $134,000 in 2000, 1999 and 1998 respectively. The minimum annual rental commitments under these leases, including the remaining rental commitment under the leases to shareholders, are as follows:

---------------------------------------------------------------------------------------------------------
                                                                                             Operating
In thousands                                                                                   Leases
---------------------------------------------------------------------------------------------------------
       2001                                                                                        $ 665
       2002                                                                                          665
       2003                                                                                          607
       2004                                                                                          573
       2005                                                                                          467
       Thereafter                                                                                  1,111
---------------------------------------------------------------------------------------------------------
Total                                                                                            $ 4,088
---------------------------------------------------------------------------------------------------------


Note 6. Income Taxes.  The provision for income taxes is as follows:

-----------------------------------------------------------------------------------------------------
In thousands                                      2000                  1999                  1998
-----------------------------------------------------------------------------------------------------
   Current:
     Federal                                   $ 5,160               $ 3,863               $ 3,946
     State                                       1,933                 1,530                 1,335
-----------------------------------------------------------------------------------------------------
     Total                                       7,093                 5,393                 5,281
-----------------------------------------------------------------------------------------------------
   Deferred:
     Federal                                    (1,432)                 (667)                 (290)
     State                                        (420)                 (204)                  (43)
---------------------------------------------------------------------------------------------------
     Total                                      (1,852)                 (871)                 (333)
---------------------------------------------------------------------------------------------------
   Total                                       $ 5,241               $ 4,522               $ 4,948
-----------------------------------------------------------------------------------------------------

A reconciliation of the Federal income tax rate to the effective tax rate is as follows:

----------------------------------------------------------------------------------------------------------
                                                             2000                1999               1998
----------------------------------------------------------------------------------------------------------
   Statutory Federal income tax rate                         35.0%               35.0%              35.0%
   State income taxes (net of
     Federal income tax benefit)                              7.1%                7.0%               7.1%
   Tax exempt interest income                                (5.0%)              (5.4%)             (0.8%)
   Other                                                     (0.1%)              (0.6%)             (0.4%)
----------------------------------------------------------------------------------------------------------
   Effective tax rate                                        37.0%               36.0%              40.9%
----------------------------------------------------------------------------------------------------------


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below:

----------------------------------------------------------------------------------------------------------
In thousands                                                              2000                       1999
----------------------------------------------------------------------------------------------------------
Deferred Tax assets (liabilities):
   Provision for loan losses                                           $ 4,053                    $ 2,287
   Unrealized (gain) loss on available for sale securities                 738                      3,267
   Salary continuation plan                                                618                        438
   Depreciation and amortization                                           258                        308
   State income taxes                                                      251                        196
   Excess serving rights                                                    15                         74
   Interest on nonaccrual loans                                             51                         72
   Accrual to cash adjustments                                               -                         15
   Other                                                                    26                         33
----------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                 $ 6,010                    $ 6,690
----------------------------------------------------------------------------------------------------------

Note 7. Detail of Other Expense. Other expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

-----------------------------------------------------------------------------------------------------------------
In thousands                                                 2000                   1999                    1998
-----------------------------------------------------------------------------------------------------------------
   Marketing                                                $ 644                  $ 475                   $ 335
   Professional fees                                          430                    452                     461
   Customer expenses                                          413                    398                     431
   Stationary and supplies                                    377                    444                     326
   Data processing                                            314                    306                     386
   Amortization of intangibles                                257                    257                     257
   Shareholder and director                                   253                    250                     262
   Insurance                                                  216                    180                     196
   Dues and assessments                                       179                    139                     109
   Other                                                    1,063                  1,387                     829
-----------------------------------------------------------------------------------------------------------------
Total                                                     $ 4,146                $ 4,288                 $ 3,592
-----------------------------------------------------------------------------------------------------------------

Note 8. Stock Purchase Warrants. During 1995 and 1994, warrants were issued in connection with the sale of the Company's common stock at a rate of one warrant for every share of stock purchased. The warrants expired on June 30, 1999. During 1999 and 1998, respectively 159,845 and 19,200 warrants were exercised. During 1999, 7,129 options expired.

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

Activity under the stock option plans adjusted for stock dividends and stock splits is as follows:

------------------------------------------------------------------------------------------------------
                                                                                            Weighted
                                                                                             Average
                                                        Shares        Price per share         Price
------------------------------------------------------------------------------------------------------
   Balances, January 1, 1998                          1,264,814      $ 1.92  -  13.64        $ 4.91
     Granted (wt. avg. fair value $4.63 per share)       82,430       12.73  -  15.54         13.81
     Canceled                                           (26,620)       8.12  -   8.12          8.12
     Exercised                                         (165,951)       1.92  -   8.12          3.50
------------------------------------------------------------------------------------------------------
   Balances, December 31, 1998                        1,154,673        1.92  -  15.54          5.67
     Granted (wt. avg. fair value $4.60 per share)       22,914       13.72  -  13.72         13.72
     Expired                                            (12,727)       8.12  -   8.12          8.12
     Exercised                                         (486,574)       1.92  -   8.12          2.49
------------------------------------------------------------------------------------------------------
   Balances, December 31, 1999                          678,286        3.90  -  15.54          8.18
     Granted (wt. avg. fair value $5.28 per share)      192,775       14.55  -  16.36         14.63
     Expired                                             (6,600)      14.55  -  14.55         14.55
     Exercised                                          (14,297)       3.90  -   8.22          6.67
------------------------------------------------------------------------------------------------------
   Balances, December 31, 2000                          850,164      $ 3.90  -  16.36        $ 9.62
------------------------------------------------------------------------------------------------------

Additional information regarding options outstanding as of December 31, 2000 is as follows:

----------------------------------------------------------------------------------------------
                              Options Outstanding                      Options Exercisable
                       ---------------------------------            -------------------------
                                Weighted Average
                                   Remaining      Weighted                        Weighted
       Range of         Number    Contractual      Average           Number        Average
    Exercise Prices  Outstanding  Life (years)  Exercise Price    Exercisable  Exercise Price
----------------------------------------------------------------------------------------------
   $ 3.90  -  6.65     203,941        4.1           $ 5.26          201,526       $ 5.27
     8.12  -  8.22     348,879        5.9             8.13          348,879         8.13
    12.73  - 16.36     297,344        8.5            14.36           76,885        13.89
----------------------------------------------------------------------------------------------
   $ 3.90  - 16.36     850,164        6.4           $ 9.62          627,290       $ 7.92
----------------------------------------------------------------------------------------------

At December 31, 2000, 1,433,399 shares were available for additional grants.

401(k) Savings Plan

The Company has a 401(k) Savings Plan under which eligible employees may elect to make tax deferred contributions from their annual salary, to a maximum established annually by the IRS. The Company matches 25% of the employees' contributions. The Company may make additional contributions to the plan at the discretion of the Board of Directors. All employees meeting age and service requirements are eligible to participate in the Plan. Company contributions vest after 3 years of service. Company contributions during 2000, 1999 and 1998 which are funded currently, totaled $114,000, $94,000 and $68,000, respectively.

Salary Continuation Plan

The Company has a salary continuation plan for three officers which provides for retirement benefits upon reaching age 63. The Company accrues such post-retirement benefits over the vesting periods (of five or ten years) based on a discount rate of 7.5%. In the event of a change in control of the Company, the officers' benefits will fully vest. The Company recorded compensation  expense of  $292,000,  $256,000  and  $225,000 in 2000,  1999 and
1998 respectively. Accrued compensation payable under the salary continuation plan totaled $1,140,000 and $848,000 at December 31, 2000 and 1999, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan for the benefit of the Board of Directors and certain officers. In addition to the deferral of compensation, the plan allows participants the opportunity to defer taxable income derived from the exercise of stock options. The participant's may, after making an election to defer receipt of the option shares for a specified period of time, use a "stock-for-stock" exercise to tender to the Company mature shares with a fair value equal to the exercise price of the stock options exercised. The Company simultaneously delivers new shares to the participant equal to the value of shares surrendered and the remaining shares under option are placed in a trust administered by the Company, to be distributed in accordance with the terms of each participant's election to defer. During 1999 and 1998, respectively, 48,101 and 27,140 shares with a fair value of approximately $666,000 and $384,000 were tendered to the Company using a "stock-for-stock" exercise and, at December 31, 2000, 271,862 shares (with a fair value of approximately $4,861,000 at December 31, 2000) were held in the Deferred Compensation Trust.

Additional Stock Plan Information

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, four years following vesting; average stock volatility of 15.3%; risk free interest rates ranging from 4.52% to 6.57%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $8,548,000 000 ($1.12 basic and $1.09 diluted earnings per share), $7,939,000 ($1.02 basic and $0.99 diluted earnings per share) and $6,957,000 ($0.95 basic and $0.87 diluted earnings per share) in 2000, 1999 and 1998, respectively. The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 2000, 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

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

------------------------------------------------------------------------------------------------------------------
                                                   December 31, 2000                         December 31, 1999
                                               Carrying        Estimated                Carrying        Estimated
In thousands                                    Amount        Fair Value                 Amount        Fair Value
------------------------------------------------------------------------------------------------------------------
Financial Assets
Cash and equivalents                           $ 74,492         $ 74,492                $ 39,959         $ 39,959
Securities                                      152,276          152,276                 145,435          145,435
Loans, net                                      464,024          461,060                 390,001          387,581

Financial Liabilities
Demand deposits                                 295,287          295,287                 242,260          242,260
Time Deposits                                   227,719          228,724                 178,096          178,147
Savings                                         110,204          110,204                  97,833           97,833
Other borrowings                                  5,206            5,206                  16,950           16,950
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

Loans, net - Fair values for certain commercial, construction, revolving customer credit and other loans were estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and similar maturities, adjusted for the allowance for loan losses.

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

Off-balance sheet instruments - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair values of such off-balance sheet instruments were not significant at December 31, 2000 and 1999, therefore, have not been included in the table above.

Note 11. Commitments and Contingencies. In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including loan commitments of approximately $145,839,000 and standby letters of credit and financial guarantees of $4,634,000 at December 31, 2000. The Bank does not anticipate any losses as a result of these transactions.

Approximately $27,223,000 of loan commitments outstanding at December 31, 2000 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans. Many of these loan commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements.

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

Note  12.  Related  Party  Loans.  The  Company  makes  loans to  officers  and
directors  and  their  associates   subject  to  loan  committee  approval  and
ratification by the Board of Directors. These transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than normal risk of collectibility. An analysis of changes in related party loans for the year ended December 31, 2000 is as follows:

-----------------------------------------------------------------------------------------
  Beginning Balance             Additions             Repayments           Ending Balance
-----------------------------------------------------------------------------------------
          $ 6,972,000          $ 7,067,000            $ 9,157,000            $ 4,882,000
-----------------------------------------------------------------------------------------

Committed lines of credit, undisbursed loans and standby letters of credit to directors and officers at December 31, 2000 were approximately $2,461,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and a minimum leverage ratio of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2000 that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2000 and 1999, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table shows the Company's and the Bank's actual capital amounts and ratios at December 31, as well as the minimum capital ratios to be categorized as "well capitalized" under the regulatory framework:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           To Be Categorized
                                                                                                         Well Capitalized Under
                                                                                    For Capital            Prompt Corrective
                                                            Actual              Adequacy Purposes:        Action Provisions:
                                                            ------              ------------------        ------------------
                                                     Amount          Ratio     Amount         Ratio      Amount          Ratio
                                                     ------          -----     ------         -----      ------          -----
As of December 31, 2000:
Total Capital (to Risk Weighted Assets):
   Company                                        $  66,892,000        12.3%  $ 43,490,000       8.0%            N/A
   Community Bank                                    63,866,000        11.8%    43,273,000       8.0%   $ 54,092,000      10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Company                                           60,098,000        11.1%    21,745,000       4.0%            N/A
   Community Bank                                    57,073,000        10.6%    21,637,000       4.0%     32,455,000       6.0%
Tier 1 Capital (to Risk Average Assets)
   Company                                           60,098,000         9.1%    26,344,000       4.0%            N/A
   Community Bank                                    57,073,000         8.7%    26,251,000       4.0%     32,814,000       5.0%

As of December 31, 1999:
Total Capital (to Risk Weighted Assets):
   Company                                           62,489,000        13.8%    36,125,000       8.0%            N/A
   Community Bank                                    60,151,000        13.3%    36,173,000       8.0%     45,216,000      10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Company                                           56,938,000        12.6%    18,062,000       4.0%            N/A
   Community Bank                                    54,600,000        12.1%    18,086,000       4.0%     27,130,000       6.0%
Tier 1 Capital (to Risk Average Assets)
   Company                                           56,938,000         9.7%    23,593,000       4.0%            N/A
   Community Bank                                    54,600,000         9.2%    23,686,000       4.0%     29,608,000       5.0%
----------------------------------------------------------------------------------------------------------------------------------

The ability of the Company to pay cash dividends in the future will largely depend upon the cash dividends paid to it by its subsidiary Bank. Under State and Federal law regulating banks, cash dividends declared by a Bank in any calendar year generally may not exceed its net income for the preceding three fiscal years, less distributions to the Company, or its retained earnings. Under these provisions, and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $16,642,000 as of December 31, 2000.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Bank is prohibited from lending to the Company unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank is limited to 10% of Bank shareholders' equity, or a maximum of $5,682,000 at December 31, 2000. No such advances were made during 2000 or 1999.

Note 14. Central Coast Bancorp (Parent Company Only)
The condensed financial statements of Central Coast Bancorp follow (in thousands):

Condensed Balance Sheets

---------------------------------------------------------------------------------------------------
December 31,                                                         2000                     1999
---------------------------------------------------------------------------------------------------
Assets:
   Cash - interest bearing account with Bank                     $  1,944                 $    893
   Investment in Bank                                              56,823                   50,906
   Premises and equipment, net                                      1,730                    1,896
   Other Assets                                                     1,142                     1015
---------------------------------------------------------------------------------------------------
     Total assets                                                $ 61,639                 $ 54,710
===================================================================================================
Liabilities and Shareholders' Equity
   Liabilities                                                   $  1,785                 $  1,405
   Shareholders' Equity                                            59,854                   53,305
---------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                  $ 61,639                 $ 54,710
===================================================================================================

Condensed Income Statements
------------------------------------------------------------------------------------------------------
Years ended December 31,                                    2000               1999              1998
------------------------------------------------------------------------------------------------------
   Management fees                                       $ 8,700            $ 7,704           $ 5,957
   Other income                                                -                 14                 1
   Cash dividends received from the Bank                   7,000                500             1,500
------------------------------------------------------------------------------------------------------
     Total income                                         15,700              8,218             7,458
   Operating expenses                                      9,257              8,212             7,435
------------------------------------------------------------------------------------------------------
   Income(loss) before income taxes and equity
      in undistributed net income of Bank                  6,443                  6                23
   Provision (credit) for income taxes                      (206)              (206)             (604)
   Equity in undistributed
     net income of Bank                                    2,277              7,839             6,526
------------------------------------------------------------------------------------------------------
   Net income                                              8,926              8,051             7,153
   Other comprehensive income (loss)                       3,640             (5,065)              262
------------------------------------------------------------------------------------------------------
   Comprehensive income                                 $ 12,566            $ 2,986           $ 7,415
======================================================================================================

Condensed Statements of Cash Flows
---------------------------------------------------------------------------------------------------
Years ended December 31,                                         2000           1999          1998
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash:
Operations:
   Net income                                                 $ 8,926        $ 8,051       $ 7,153
   Adjustments to reconcile net
     income to net cash provided
     by operations:
     Equity in undistributed
       net income of Bank                                      (2,277)        (7,839)       (6,526)
     Depreciation                                                 778            546           213
     Gain on sale of equipment                                      -            (10)            -
     (Increase) decrease in other assets                         (127)            31         1,367
     Increase (decrease) in liabilities                           380            285         1,292
---------------------------------------------------------------------------------------------------
     Net cash provided by operations                            7,680          1,064         3,499
---------------------------------------------------------------------------------------------------
Investing Activities:
   Proceeds from sale of equipment                                  -             18             -
   Purchases of equipment                                        (612)          (944)       (1,228)
---------------------------------------------------------------------------------------------------
     Net cash used by investing activities                       (612)          (926)       (1,228)
---------------------------------------------------------------------------------------------------
Financing Activities:
   Stock repurchases                                           (6,111)        (2,682)         (387)
   Stock options and warrants exercised                            94          1,098           264
---------------------------------------------------------------------------------------------------
     Net cash used by financing activities                     (6,017)        (1,584)         (123)
---------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash                            1,051         (1,446)        2,148
   Cash balance, beginning of year                                893          2,339           191
---------------------------------------------------------------------------------------------------
   Cash balance, end of year                                  $ 1,944          $ 893       $ 2,339
===================================================================================================

Note 15. Selected Quarterly Information (unaudited)
In thousands (except pershare data)

----------------------------------------------------------------------------------------------------------
                                                  2000                                 1999
                                  -----------------------------------    ---------------------------------
Three months ended                 Dec.31    Sep.30  June 30   Mar.31     Dec.31  Sep.30  June 30  Mar.31
----------------------------------------------------------------------------------------------------------
Interest revenue                 $ 13,656  $ 13,576  $12,618  $11,565    $11,269 $10,755  $10,031 $ 9,462
Interest expense                    4,890     4,901    4,437    4,062      3,681   3,525    3,329   3,113
----------------------------------------------------------------------------------------------------------
Net interest revenue                8,766     8,675    8,181    7,503      7,588   7,230    6,702   6,349
Provision for loan losses           1,127     1,530      800      526        529     418      410     127
----------------------------------------------------------------------------------------------------------
Net interest revenue after
  provision for loan losses         7,639     7,145    7,381    6,977      7,059   6,812    6,292   6,222
Total noninterest revenues            584       672      631      546        569     529      591     542
Total noninterest expenses          4,654     4,298    4,336    4,120      4,285   4,111    3,824   3,823
----------------------------------------------------------------------------------------------------------
Income before taxes                 3,569     3,519    3,676    3,403      3,343   3,230    3,059   2,941
Income taxes                        1,215     1,266    1,433    1,327      1,014   1,227    1,065   1,216
----------------------------------------------------------------------------------------------------------
Net income                       $  2,354  $  2,253  $ 2,243  $ 2,076    $ 2,329 $ 2,003  $ 1,994 $ 1,725
==========================================================================================================
Per common share:
   Basic earnings per share        $ 0.32    $ 0.30   $ 0.29   $ 0.26     $ 0.31  $ 0.26   $ 0.25  $ 0.22
   Dilutive earnings per share       0.31      0.29     0.28     0.26       0.29    0.25     0.25    0.21
----------------------------------------------------------------------------------------------------------

The principal market on which the company's common stock is traded is Nasdaq.


The earnings per share amounts in the preceding table have been adjusted retroactively for stock dividends of 10% in January 2001 and 2000, and a 5-for-4 stock split in January 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

               (3.2) Bylaws, as amended, incorporated by reference from Exhibit
                     3.2 to the Company's 1999 Annual Report on Form 10-K, filed with the commission on March 28, 2000.

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

              (10.2) King  City  Branch Office Lease, incorporated by reference from Exhibit 10.3 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on March 28, 1994.

              (10.3) Amendment to King City Branch Office  Lease,  incorporated by reference from Exhibit 10.4 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on March 28, 1994.

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

             (10.17) Purchase and Assumption  Agreement for the  Acquisition of
                     Wells Fargo Bank Branch Offices, incorporated by reference from Exhibit 10.17 to the Company's 1996 Annual Report on Form 10-K, filed with the Commission on March 31, 1997.

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


           (b)  Reports on Form 8-K.  Not Applicable.



      An Annual Report for the fiscal year ended December 31, 2000, and Notice of Annual Meeting and Proxy Statement for the Company's 2001 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                             SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CENTRAL COAST BANCORP

Date: March 15, 2001            By: /S/ NICK VENTIMIGLIA
                                    ------------------------
                                    Nick Ventimiglia, President and Chief
                                    Executive Officer (Principal Executive
                                    Officer)

Date: March 15, 2001            By: /S/  ROBERT STANBERRY
                                    ------------------------
                                    Robert Stanberry, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                         Title                     Date
---------                         -----                     ----


/S/ C. EDWARD BOUTONNET          Director                  3/15/01
-----------------------
(C. Edward Boutonnet)

/S/ BRADFORD G. CRANDALL         Director                  3/15/01
------------------------
(Bradford G. Crandall)

/S/ ALFRED P. GLOVER             Director                  3/15/01
--------------------
(Alfred P. Glover)

/S/ MICHAEL T. LAPSYS
---------------------            Director                  3/15/01
(Michael T. Lapsys)

/S/ ROBERT M. MRAULE             Director                  3/15/01
--------------------
(Robert M. Mraule)

/S/ DUNCAN L. MCCARTER           Director                  3/15/01
----------------------
(Duncan L. McCarter)

/S/ LOUIS A. SOUZA               Director                  3/15/01
------------------
(Louis A. Souza)

/S/ MOSE E. THOMAS               Director                  3/15/01
------------------
(Mose E. Thomas)

/S/ NICK VENTIMIGLIA             Chairman, President       3/15/01
--------------------
(Nick Ventimiglia)               and CEO

                         EXHIBIT INDEX
                         -------------


Exhibit                                            Sequential
Number                    Description             Page Number
------                    -----------             -----------


23.1       Independent auditors' consent.             67