Form 10-Q
period 2001-03-31
CENTRAL COAST BANCORP
filed 2001-05-14
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

For the Quarterly Period Ended     March 31, 2001
                                   --------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                     Commission File No. 0-25418
                                         -------

                        CENTRAL COAST BANCORP
---------------------------------------------------------------------
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


                             (831) 422-6642
                             --------------
                     (Registrant's telephone number,
                          including area code)

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

    No par value Common Stock - 7,201,125 shares outstanding at May 8, 2001.

                            Page 1 of 19
           The Index to the Exhibits is located at Page 16


                                     PART I - FINANCIAL INFORMATION
                                      Item 1. FINANCIAL STATEMENTS:
                                  CENTRAL COAST BANCORP AND SUBSIDIARY
                            CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                              March 31,    December 31,
(In thousands)                                                                  2001           2000
                                                                                ----           ----
Assets
  Cash and due from banks                                                    $ 42,727       $ 51,411
  Federal funds sold                                                           20,128         23,081
                                                                              -------        -------
    Total cash and equivalents                                                 62,855         74,492

  Available-for-sale securities (amortized cost of $148,324                   148,600        152,276
    at March 31, 2001 and $154,076 at December 31 2000)

  Loans:
    Commercial                                                                165,841        171,631
    Real estate-construction                                                   69,681         57,780
    Real estate-other                                                         231,123        234,890
    Consumer                                                                   15,936          9,840
    Deferred loan fees, net                                                      (972)          (746)
                                                                              -------        -------
       Total loans                                                            481,609        473,395
    Allowance for loan losses                                                  (9,427)        (9,371)
                                                                              -------        -------
  Net Loans                                                                   472,182        464,024
                                                                              -------        -------

  Premises and equipment, net                                                   3,535          3,735
  Accrued interest receivable and other assets                                 11,054         12,166
                                                                             -------         -------
Total assets                                                                 $698,226       $706,693
                                                                              =======        =======
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                              $168,654       $207,002
    Demand, interest bearing                                                   90,405         88,285
    Savings                                                                   126,021        110,204
    Time                                                                      239,589        227,719
                                                                              -------        -------
     Total Deposits                                                           624,669        633,210
  Accrued interest payable and other liabilities                               11,889         13,629
                                                                              -------        -------
Total liabilities                                                             636,558        646,839
                                                                              -------        -------
Commitments and contingencies (Note 2)
Shareholders' Equity:
  Preferred stock - no par value; authorized 1,000,000 shares;
    no shares issued
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 7,293,761 shares at March 31, 2001
    and 6,721,998 shares at December 31, 2000                                  53,577         44,472
  Shares held in deferred compensation trust (299,048 at March 31, 2001
    and 271,000 at December 31, 2000), net of deferred obligation                   -              -
  Retained earnings                                                             7,902         16,444
  Accumulated other comprehensive gain (loss) - net of taxes
     of $87,171 at March 31, 2001 and $(738,000) at December 31, 2000             189         (1,062)
                                                                              -------        -------
Shareholders' equity                                                           61,668         59,854
                                                                              -------        -------
Total liabilities and shareholders' equity                                   $698,226       $706,693
                                                                              =======        =======
See notes to Consolidated Condensed Financial Statements


                           CENTRAL COAST BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(In thousands)
Three Months Ended March 31,                                       2001        2000
                                                                   ----        ----
Interest Income
   Loans (including fees)                                       $ 11,025     $ 9,213
   Investment securities                                           2,203       2,236
   Other                                                             192         116
                                                               ---------    --------
       Total interest income                                      13,420      11,565
                                                               ---------    --------
Interest Expense
   Interest on deposits                                            4,834       3,914
   Other                                                              92         148
                                                               ---------    --------
       Total interest expense                                      4,926       4,062
                                                               ---------    --------
Net Interest Income                                                8,494       7,503
Provision for Loan Losses                                            120         526
                                                               ---------    --------
Net Interest Income after
   Provision for Loan Losses                                       8,374       6,977
                                                               ---------    --------

Noninterest Income                                                   650         546
                                                               ---------    --------

Noninterest Expenses
   Salaries and benefits                                           3,002       2,380
   Occupancy                                                         437         333
   Furniture and equipment                                           455         388
   Other                                                           1,045       1,019
                                                               ---------    --------
       Total other expenses                                        4,939       4,120
                                                               ---------    --------
Income Before Income Taxes                                         4,085       3,403
Provision for Income Taxes                                         1,526       1,327
                                                               ---------    --------
       Net Income                                                $ 2,559     $ 2,076
                                                               =========    ========

Basic Earnings per Share                                          $ 0.35      $ 0.27
Diluted Earnings per Share                                        $ 0.33      $ 0.26
See Notes to Consolidated Condensed Financial Statements


                     CENTRAL COAST BANCORP AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
Three Months Ended March 31,                                                       2001         2000
                                                                                   ----         ----
Cash Flows from Operations:
   Net income                                                                    $ 2,559      $ 2,076
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                                       120          526
     Depreciation                                                                    349          296
     Amortization and accretion                                                       (9)          61
     Loss on sale of securities                                                        2            -
     Loss on sale of fixed assets                                                      1            -
     (Increase) decrease in accrued interest receivable and other assets             223        1,869
     Increase (decrease) in accrued interest payable and other liabilities        (1,667)        (136)
     Increase (decrease) in deferred loan fees                                       226          (24)
                                                                               ---------    ---------
       Net cash provided by operations                                             1,804        4,668
                                                                               ---------    ---------
Cash Flows from Investing Activities:
   Purchases of investment securities                                            (67,195)         (20)
   Proceeds from maturities
     of investment securities                                                     33,805        5,624
   Proceeds from sale of investment securities                                    39,213
   Net increase in loans                                                          (8,504)        (295)
   Purchases of equipment                                                           (150)        (175)
                                                                               ---------    ---------
       Net cash provided (used) in investing activities                           (2,831)       5,134
                                                                               ---------    ---------
Cash Flows from Financing Activities:
   Net increase (decrease) in deposit accounts                                    (8,541)      28,353
   Net increase (decrease) in short-term borrowings                                  (73)     (12,662)
   Proceeds from sale of stock                                                         2            -
   Shares repurchased                                                             (1,998)      (1,117)
                                                                               ---------    ---------
       Net cash provided (used) by financing activities                          (10,610)      14,574
                                                                               ---------    ---------
   Net increase (decrease) in cash and equivalents                               (11,637)      24,376
Cash and equivalents, beginning of period                                         74,492       39,959
                                                                               ---------    ---------
Cash and equivalents, end of period                                             $ 62,855     $ 64,335
                                                                               =========    =========

Other Cash Flow Information:
   Interest paid                                                                 $ 4,914      $ 4,005
   Income taxes paid                                                               5,970        2,640
See Notes to Consolidated Condensed Financial Statements

                CENTRAL COAST BANCORP AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     March 31, 2000 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 2001 and December 31, 2000, the results of operations for the three month periods ended March 31, 2001 and 2000, and cash flows for the three month periods ended March 31, 2001 and 2000.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders. The results of operations for the three-month periods ended March 31, 2001 and 2000 may not necessarily be indicative of the operating results for the full year.

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

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $164,490,000 and standby letters of credit of $4,340,000 at March 31, 2001. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2001.

Approximately $46,842,000 of loan commitments outstanding at March 31, 2001 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (7,358,000 for the three month period ended March 31, 2001, and 7,776,000 for the three month period ended March 31, 2000).
Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (294,000 for the three month period ended March 31, 2001 and 218,000 for the three month period ended March 31, 2000).


4.  COMPREHENSIVE EARNINGS

                                                      Three Months Ended March 31,
(In thousands)                                             2001          2000
                                                           ----          ----
Net Earnings                                            $ 2,559       $ 2,076
Other comprehensive income (loss) - net unrealized
    gain (loss) on available-for-sale securities.         1,250           (56)

Reclassification adjustment for losses included in
    income, net of taxes of $1 for the three
    month period ended March 31, 2001                         1             -
                                                      ---------     ---------
Total comprehensive earnings                            $ 3,810       $ 2,020
                                                      =========     =========


5.       STOCK DIVIDEND

On January 29, 2001, the Board of Directors declared a ten percent stock dividend, which was distributed on February 28, 2001, to shareholders of record as of February 14, 2001. All share and per share data have been retroactively adjusted to reflect the stock dividend.

6.    STOCK REPRUCHASE PLAN

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. At March 31, 2001 the Company is authorized to repurchase approximately another 369,440 shares under the program.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements.
The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) data processing compliance problems; (8) the California power crisis; (9) variances in the actual versus projected growth in assests; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business this report should be read in conjunction with Central Coast Bancorp's annual report on Form 10-K for the year ended December 31, 2000.

Within the Management's Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis (FTE).

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

Overview
--------

Central Coast Bancorp reported a 26.9% increase in diluted earnings per share of $0.33 for the three months ended March 31, 2001 versus $0.26 in the first quarter last year. Net income for the first quarters of 2001 and 2000 were $2,559,000 and $2,076,000, respectively. The first quarter 2001 net income was a quarterly record and was 23.3% higher than year ago net income. The earnings per share for the 2000 first quarter have been adjusted for the 10% stock dividend distributed in February 2001.

Total assets of the Company at March 31, 2001 were $698,226,000 up $88,324,000 (14.5%) over the ending balance at March 31, 2000. At quarter end, loans totaled $481,609,000, up $85,680,000 (21.6%)
from the ending balances on March 31, 2000. Deposit balances at quarter end totaled $624,669,000 up $78,127,000 (14.3%) from the year earlier balances. The deposit balances in 2000 included $40,000,000 of State of California certificates of deposit. At its option, the Bank returned these certificates of deposit in the last half of 2000.

For the first quarter 2001, the Company realized a return on average equity of 16.9% and a return on average assets of 1.52%, as compared to 15.4% and 1.40% in the first quarter of 2000. Central Coast Bancorp ended the first quarter of 2001 with a Tier 1 capital ratio of 11.0% and a total risk-based capital ratio of 12.3% versus 12.2% and 13.4%, respectively at the end of the first quarter of 2000.

The following table provides a summary of the major elements of income and expense on a tax equivalent basis for the periods indicated.


Condensed Comparative Income Statement                                                                       Percentage
                                                                                                               Change
                                                                    Three months ended March 31,              Increase
(In thousands, except percentages)                                    2001                  2000             (Decrease)
                                                                 --------------       ----------------     ----------------
Interest income (1)                                                   $ 13,678               $ 11,760            16%
Interest expense                                                         4,926                  4,062            21%
                                                                 --------------       ----------------     ----------------
  Net interest income                                                    8,752                  7,698            14%
Provision for loan losses                                                  120                    526           -77%
                                                                 --------------       ----------------     ----------------
  Net interest income after
    provision for loan losses                                            8,632                  7,172            20%
Noninterest income                                                         650                    546            19%
Noninterest expense                                                      4,939                  4,120            20%
                                                                 --------------       ----------------     ----------------
  Income before income taxes                                             4,343                  3,598            21%
Income taxes                                                             1,526                  1,327            15%
Tax equivalent adjustment                                                  258                    195            32%
                                                                 --------------       ----------------     ----------------

  Net income                                                           $ 2,559                $ 2,076            23%
                                                                 ==============       ================     ================

1) Interest on tax-free securities is reported on tax equivalent basis.

Net interest income
-------------------

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


                                                                        (Unaudited)
                                                                Three months ended March 31,
(Taxable Equivalent Basis)                              2001                                     2000
                                           Average                 Average          Average                   Avg
(In thousands, except percentages)         Balance      Interest    Yield           Balance      Interest    Yield
                                           -------      --------    -----           -------      --------    -----
Assets:
Earning Assets
  Loans (1) (2)                           $ 461,548     $ 11,025    9.69%          $ 389,616     $  9,213    9.48%
  Taxable investments                       102,607        1,687    6.67%            107,673        1,844    6.87%
  Tax-exempt securities (tax equiv. basis)   45,666          774    6.88%             35,825          587    6.57%
  Federal funds sold                         13,495          192    5.77%              8,335          116    5.58%
                                            -------       ------                     -------       ------
Total Earning Assets                        623,316     $ 13,678    8.90%            541,449     $ 11,760    8.71%
                                                          ------                                   ------
Cash & due from banks                        41,674                                   37,206
Other assets                                 15,733                                   16,665
                                            -------                                  -------
                                          $ 680,723                                $ 595,320
                                            =======                                  =======

Liabilites & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                         $  88,591     $    328    1.50%          $  96,688     $    405    1.68%
  Savings                                   120,812        1,086    3.65%            102,204          875    3.43%
  Time deposits                             233,062        3,420    5.95%            197,194        2,634    5.36%
  Other borrowings                            5,708           92    6.54%              9,474          148    6.27%
                                            -------        -----                     -------        -----
Total interest bearing
  liabilities                               448,173        4,926    4.46%            405,560        4,062    4.02%
                                                           -----                                    -----
Demand deposits                             163,674                                  130,637
Other Liabilities                             7,627                                    5,221
                                            -------                                  -------
Total Liabilities                           619,474                                  541,418
Shareholders' Equity                         61,249                                   53,902
                                            -------                                  -------
                                          $ 680,723                                $ 595,320
                                            =======                                  =======
Net interest income & margin (3)                        $  8,752    5.69%                        $  7,698    5.70%
                                                           =====                                    =====
-------------------------------------------------------------------------------------------------------------------

1)  Loan interest income includes fee income of $332,000 and $236,000 for the three month periods ended March 31, 2001 and 2000, respectively.
2)  Includes the average allowance for loan losses of $9,413,000 and $5,795,000 and average deferred loan fees of
    $875,000 and $686,000 for the three months ended March 31, 2001 and 2000, respectively.
3)  Net interest margin is computed by dividing net interest income by the total average earning assets.


Volume/Rate Analysis
(in thousands) Three Months Ended March 31, 2001 over 2000
Increase (decrease) due to change in:
                                                                                 Net
Interest-earning assets:                       Volume         Rate (4)          Change
                                               ------         --------          ------
   Net Loans (1)(2)                             $1,681           $ 131         $ 1,812
   Taxable investment securities                   (86)            (71)           (157)
   Tax exempt investment securities (3)            159              28             187
   Federal funds sold                               71               5              76
                                                 -----            ----           -----
     Total                                       1,825              93           1,918
                                                 -----            ----           -----

Interest-bearing liabilities:
   Demand deposits                                 (34)            (43)            (77)
   Savings deposits                                157              54             211
   Time deposits                                   474             312             786
   Other borrowings                                (58)              2             (56)
                                                  ----            ----           -----
     Total                                         539             325             864
                                                   ---            ----           -----
Interest differential                           $1,286          $ (232)        $ 1,054
                                                 =====            ====           =====

1)  Loan interest income includes fee income of $332,000 and $236,000 for the three month periods ended March 31, 2001 and 2000, respectively.
2)  The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
3)  Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2001 and 2000.
4)  The rate / volume variance has been included in the rate variance.




Net interest income for the first quarter of 2001 was $8,752,000, a $1,054,000 (13.7%) increase over 2000. Interest income was up
$1,918,000 (16.3%). Average earning assets in the first quarter of 2001 were $623,316,000, which was $81,867,000 (15.1%) higher than the prior year period. The increased volume of earning assets added $1,825,000 to interest income. Of that amount $1,681,000 was due to a $71,932,000 increase in average loans outstanding. The average yield on earning assets for the first quarter of 2001 was 8.90%, which was an increase 19 basis points over the yield in the first quarter of 2000. The higher yield added $93,000 to interest income. The higher yield resulted from the blended effect of 100 basis points in lending rate increases in the first half of 2000 offset in part by 150 basis points in lending rate decreases in the first quarter of 2001. However, the average yield on earning assets for the first quarter was down 26 basis points from the fourth quarter of 2000. The average yields on loans decreased from 10.08% in the fourth quarter to 9.69% in the first quarter of 2001. Since the decreases in the lending rates took place within the first quarter coupled with the fact that SBA loans reprice at the beginning of a quarter, the full effect of the rate decreases will be reflected in the second quarter average loan yields.

Interest expense was $864,000 (21.3%) higher in the first quarter of 2001 versus the prior year period. Average balances of interest-bearing liabilities were higher by $42,613,000 (10.5%), which added $539,000 to interest expense. Average rates paid on interest-bearing liabilities were up 44 basis points on a quarter over quarter basis. The higher rates added $325,000 to interest expense. Average rates paid in interest-bearing liabilities decreased slightly to 4.46% in the first quarter of 2001 versus 4.49% in the fourth quarter of 2001.

The net interest margin for the first quarter of 2001 was 5.69% as compared to 5.70% in the year earlier period. As compared to the net interest margin for the fourth quarter 2000, the first quarter's net interest margin was down 24 basis points. As the Bank's loan assets reprice more quickly than do its deposit liabilities, a declining rate environment puts downward pressure on the net interest margin. The full effect of the three 50 basis point decreases in the first quarter will be reflected in net interest margins in the future quarters.

Provision for Loan Losses
-------------------------

The Bank provided $120,000 for loan losses in the first quarter of 2001 as compared to $526,000 in the first quarter of 2000 and $1,127,000 in the fourth quarter of 2000. Significant additions were made to the allowance for loan losses throughout 2000 based on management's analysis of the loan portfolio and in accordance with regulatory guidelines. At March 31, 2001, nonperforming loans totaled $475,000 as compared to $1,022,000 at March 31, 2000. The ratios of the allowance for loan losses to total loans on those two dates were 1.96% and 1.55%, respectively. The ratio at December 31, 2000 was 1.98%.

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $650,000 in the first quarter of 2000, which was up
$104,000 (19.0%) over the same period in 2000. Two categories accounted for most of the increases. Service charges on deposit accounts were up $65,000 due to volume increases. Fees from mortgage originations increased $25,000 (68.8%) as lower interest rates for home mortgages increased the demand for those loans.

Noninterest Expense
-------------------

Noninterest expenses increased $819,000 (19.9%) to a total of $4,939,000 in the first quarter of 2001 versus first quarter 2000. The new Watsonville and Hollister branches, which were not in operation the first quarter of last year, accounted for $192,000 of the increase. Increased salary and benefit expense due to normal salary progression, internal growth and higher benefit costs added $470,000 on a quarter over quarter basis. The remaining increase was generally due to higher business volumes and price increases. The efficiency ratio (FTE) for the two quarters was 52.5% and 50.0%, respectively.

Provision for Income Taxes
--------------------------

The Company recorded income tax expense of $1,526,000 in the first quarter of 2001 versus $1,327,000 in the first quarter of 2000. The effective tax rate for the three months ended March 31, 2001 was 37.4% as compared to 39.0% in the year earlier period. The effective tax rate was lower in 2001 as the result of the effect of investments in tax exempt securities and loans.

Securities
----------

At March 31, 2001, available-for-sale securities had a market value of $148,600,000 with an amortized cost basis of $148,324,000. The pretax unrealized gain of $276,000 at March 31, 2001 was a change of $2,076,000 from the $1,800,000 unrealized loss at December 31, 2000. The increase in securities valuation resulted from lower interest rates in the securities markets in the first quarter of 2001.

Loans
-----

Ending loan balances at March 31, 2001 were $481,609,000, which was an increase of $8,214,000 from year-end 2000 balances. The March 31, 2001 loan balances were $85,680,000 (21.6%) higher than the year earlier totals. On a year over year basis commercial loans were up 7%; construction loans were up 130%; and real estate-other loans were up 15%. The balances at March 31, 2001 for these loan
categories   were   $165,841,000,   $69,681,000   and   $231,123,000,
respectively. Loan demand remained steady heading into the second quarter of 2001.

Non-performing Assets
---------------------

Non-performing assets are comprised of loans delinquent 90 days or more with respect to interest or principal, loans for which the accrual of interest has been discontinued, and other real estate which has been acquired through foreclosure and is awaiting disposition.

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

The following is a summary of non-performing assets:

(In thousands, except percentages)                                            March 31,             December 31,
                                                                                2001                    2000
                                                                          --------------          ---------------
Past due 90 days or more and still accruing :
   Real estate                                                                    $ 160                    $  10
   Commercial                                                                        29                      215
   Consumer and other                                                                50                        5
                                                                          -------------              -----------
                                                                                    239                      230
                                                                          -------------              -----------
Nonaccrual:
   Real estate                                                                        -                        -
   Commercial                                                                       236                      329
   Consumer and other                                                                 -                        -
                                                                          -------------              -----------
                                                                                    236                      329
                                                                          -------------              -----------
Total nonperforming assets                                                        $ 475                    $ 559
                                                                          =============              ===========

Allowance for loan losses as a percentage of nonperforming loans                  1985%                    1676%
Nonperforming loans to total loans                                                0.10%                    0.12%


Non-performing loans decreased $84,000 during the first quarter of 2001. This decrease coupled with the quarterly provision in the allowance for loan losses resulted in the improvement in the coverage ratio of the allowance for loan losses to nonperforming loans from 1,676% at year-end to 1,985%.

At March 31, 2001, the recorded investment in loans that are considered impaired under SFAS No. 114 was $578,000 of which $201,000 are included in nonaccrual loans above. Such impaired loans had valuation allowances totaling $253,000 based on the estimated fair value of the collateral. At December 31, 2000, the recorded investment in loans considered impaired was $1,691,000, including $215,000 of nonaccrual loans above and $1,010,000 of restructured loans performing in compliance with modified terms. Management is not aware of any potential problem loans, other than the impaired loans disclosed above, which were accruing and current at March 31, 2001, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Credit Risk and Allowance for Loan Losses

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

Ultimately, credit quality may be influenced by underlying trends in economic and business cycles. The Company's business is concentrated in Monterey, San Benito and Santa Cruz counties in California. These counties are heavily dependent on agriculture and tourism industries as their main economic base. As a result, the Company lends money to individuals and companies dependent upon these two industries. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate. At March 31, 2001, the Company had outstanding real estate and real estate construction loans totaling approximately $300,804,000, which represented 62% of the loan portfolio. Although management believes the concentration to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectibility of these loans. Adverse economic conditions could require an increase in the provision for loan and lease losses which in turn could adversely affect the Company's future prospects, results of operations, profitability and stock price."

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

Management believes that the allowance for loan losses at March 31, 2001 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

(In thousands, except percentages)                                                     Three months ended March 31,
                                                                                      2001                     2000
                                                                                 ---------------          ---------------
Beginning balance                                                                       $ 9,371                  $ 5,596
   Provision charged to expense                                                             120                      526
   Loans charged off                                                                        (87)                     (16)
   Recoveries                                                                                23                       30
                                                                                 ---------------          ---------------
 Ending balance                                                                         $ 9,427                  $ 6,136
                                                                                 ===============          ===============

Ending loan portfolio                                                                 $ 481,609                $ 395,929
                                                                                 ===============          ===============

Allowance for loan losses as percentage of ending loan portfolio                           1.96%                     1.55%

Liquidity
---------

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2001 were approximately $164,490,000 and $4,340,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks, unpledged short-term marketable investments, and salable government guaranteed loans. On March 31, 2001 consolidated liquid assets totaled $119.2 million or 17.1% of total assets as compared to $132.0 million or 18.7% (per the Annual Report) of total consolidated assets on December 31, 2000. In addition to liquid assets, the Bank maintains lines of credit with correspondent banks for up to $80,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources
-----------------

The Company's total shareholders' equity was $61,668,000 at March 31, 2001 compared to $59,854,000 at December 31, 2000.

The Company and the Bank are subject to regulations issued by the Board of Governors and the FDIC which require maintenance of a certain level of capital. Under the regulations, capital requirements are based upon the composition of an institution's asset base and the risk factors assigned to those assets. The guidelines characterize an institution's capital as being "Tier 1" capital (defined to be principally shareholders' equity less intangible assets) and "Tier 2" capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk weighted assets). The guidelines require the Company and the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The following table shows the Company's and the Bank's actual capital amounts and ratios at March 31, 2001 and December 31, 2000 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                          For Capital
                                                            Actual                     Adequacy Purpose:
Company                                              Amount         Ratio            Amount         Ratio
-------                                              ------         -----            ------         -----
As of March 31, 2001
--------------------
Total Capital (to Risk Weighted Assets):            67,624,000      12.3%          44,126,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):           60,731,000      11.0%          22,063,000        4.0%
Tier 1 Capital (to Average Assets):                 60,731,000       8.9%          27,229,000        4.0%

As of December 31, 2000:
------------------------
Total Capital (to Risk Weighted Assets):            66,892,000      12.3%          43,490,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):           60,098,000      11.1%          21,745,000        4.0%
Tier 1 Capital (to Average Assets):                 60,098,000       9.1%          26,344,000        4.0%

                                                                                          For Capital
                                                           Actual                      Adequacy Purpose:
Community Bank                                       Amount         Ratio            Amount         Ratio
--------------                                       ------         -----            ------         -----
As of March 31, 2001:
Total Capital (to Risk Weighted Assets):            66,668,000      12.10%         43,916,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):           59,774,000      10.90%         21,958,000        4.0%
Tier 1 Capital (to Average Assets):                 59,774,000       8.80%         27,136,000        4.0%

As of December 31, 2000:
Total Capital (to Risk Weighted Assets):            63,866,000      11.80%         43,273,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):           57,073,000      10.60%         21,637,000        4.0%
Tier 1 Capital (to Average Assets):                 57,073,000       8.70%         26,251,000        4.0%




                   Item 3. MARKET RISK MANAGEMENT

Overview
--------

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

Asset/Liability Management
--------------------------

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. Based on a forecast using year-end 2000 balances and measuring against a flat rate environment, in a one-year horizon an increase in interest rates of 200 basis points would result in an increase of $2,731,000 in net interest income. Conversely, a 200 basis point decrease would result in a decrease of $3,310,000 in net interest income.

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. The risk profile of the Bank has not changed materially from that at year-end 2000.

Other Matters
-------------

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

        *(10.16)Form of Indemnification Agreement for directors and executive officers, incorporated by reference from Exhibit D to the Proxy Statement filed with the Commission on September 3, 1996, in connection with Central Coast Bancorp's 1996 Annual Shareholders' Meeting held on September 23, 1996.

        (10.17) Purchase   and    Assumption    Agreement   for   the
                Acquisition of Wells Fargo Bank Branches, incorporated by reference from Exhibit 10.17 to the Company's 1996 Annual Report on Form 10-K, filed with the Commission on March 31, 1997.

        (21.1) The Registrant's only subsidiary is its wholly-owned subsidiary, Community Bank of Central California.


           *Denotes  management  contracts,   compensatory  plans  or
                     arrangements.


      (b)  Reports on Form 8-K

           The Company filed two reports on Form 8-K during the first quarter of 2001 as follows:

           (1) Report on Form 8-K filed January 23, 2001 reporting a press release dated January 23, 2001 regarding the
                Company's  operating  results  for  the   year  ended
                December 31, 2000.

           (2) Report on Form 8-K filed February 28, 2001 reporting a press release dated February 28, 2001 regarding the announcement of a new stock repurchase program upon the completion of the previous stock repurchase program.

SIGNATURES
---------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 8, 2001                        CENTRAL COAST BANCORP


                                    By:/S/ ROBERT M. STANBERRY
                                       ------------------------
                                       Robert M. Stanberry
                                       (Chief Financial Officer and
                                       Principal Accounting Officer)