Form 10-Q
period 2001-06-30
CENTRAL COAST BANCORP
filed 2001-08-14
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                         ----------------------

                               FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 2001.
                                -------------

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

No par value Common Stock - 7,204,720 shares outstanding at July 30, 2001 .

                              Page 1 of 45
            The Index to the Exhibits is located at Page 25



                      PART 1-FINANCIAL INFORMATION
                      Item 1.FINANCIAL STATEMENTS:
                 CENTRAL COAST BANCORP AND SUBSIDIARY
           CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                          June 30,      December 31,
(In thousands, except per share data)                                       2001           2000
                                                                            ----           ----
Assets
  Cash and due from banks                                                   $ 51,817       $ 51,411
  Federal funds sold                                                          29,324         23,081
                                                                         ------------   ------------
     Total cash and equivalents                                               81,141         74,492

  Available-for-sale securities(amortized cost of $151 at                    151,225        152,276
    June 30, 2001 and $154 at December 31, 2000)

  Loans:
    Commercial                                                               163,288        171,631
    Real estate-construction                                                  81,864         57,780
    Real estate-other                                                        248,991        234,890
    Consumer                                                                  14,915          9,840
    Deferred loan fees, net                                                     (960)          (746)
                                                                         ------------   ------------
        Total loans                                                          508,098        473,395
    Allowance for loan losses                                                 (9,509)        (9,371)
                                                                         ------------   ------------
  Net Loans                                                                  498,589        464,024
                                                                         ------------   ------------

  Premises and equipment, net                                                  3,219          3,735
  Accrued interest receivable and other assets                                11,962         12,166
                                                                         ------------   ------------
Total assets                                                               $ 746,136      $ 706,693
                                                                         ============   ============
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                            $ 181,355      $ 207,002
    Demand, interest bearing                                                 101,011         88,285
    Savings                                                                  135,907        110,204
    Time                                                                     254,474        227,719
                                                                         ------------   ------------
        Total Deposits                                                       672,747        633,210
  Accrued interest payable and other liabilities                              11,337         13,629
                                                                         ------------   ------------
Total liabilities                                                            684,084        646,839
                                                                         ------------   ------------
Commitments and contingencies (Note 2)
Shareholders' Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 7,201,625 shares at June 30, 2001
    and 6,721,998 shares at December 31, 2000                                 51,757         44,472
  Shares held in deferred compensation trust (299,048 at June 30, 2001
    and 271,862 at December 31, 2000), net of deferred obligation                  -              -
  Retained earnings                                                           10,425         16,444
  Accumulated other comprehensive loss - net of taxes
    of $139 at June 30, 2001 and $738 at December 31, 2000                      (130)        (1,062)
                                                                         ------------   ------------
Shareholders' equity                                                          62,052         59,854
                                                                         ------------   ------------
Total liabilities and shareholders' equity                                 $ 746,136      $ 706,693
                                                                         ============   ============
See Notes to Consolidated Condensed Financial Statements




                  CENTRAL COAST BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                          Three Months Ended June 30,             Six Months Ended June 30,
(In thousands, except per share data)       2001              2000                2001                 2000
                                            ----              ----                ----                 ----
Interest Income
   Loans (including fees)                    $ 10,709          $ 10,150             $ 21,734             $ 19,363
   Investment securities                        2,122             2,197                4,325                4,433
   Other                                          113               271                  305                  387
                                       ---------------    --------------    -----------------    -----------------
       Total interest income                   12,944            12,618               26,364               24,183
                                       ---------------    --------------    -----------------    -----------------
Interest Expense
   Interest on deposits                         4,729             4,365                9,562                8,279
   Other                                           94                72                  187                  220
                                       ---------------    --------------    -----------------    -----------------
       Total interest expense                   4,823             4,437                9,749                8,499
                                       ---------------    --------------    -----------------    -----------------
Net Interest Income                             8,121             8,181               16,615               15,684
Provision for Loan Losses                          75               800                  195                1,326
                                       ---------------    --------------    -----------------    -----------------
Net Interest Income after
   Provision for Loan Losses                    8,046             7,381               16,420               14,358
                                       ---------------    --------------    -----------------    -----------------

Noninterest Income                                775               631                1,425                1,177
                                       ---------------    --------------    -----------------    -----------------

Noninterest Expenses
   Salaries and benefits                        2,869             2,467                5,871                4,847
   Occupancy                                      385               345                  822                  678
   Furniture and equipment                        456               412                  911                  800
   Other                                        1,066             1,112                2,111                2,131
                                       ---------------    --------------    -----------------    -----------------
       Total noninterest expenses               4,776             4,336                9,715                8,456
                                       ---------------    --------------    -----------------    -----------------
Income Before Income Taxes                      4,045             3,676                8,130                7,079
Provision for Income Taxes                      1,522             1,433                3,048                2,760
                                       ---------------    --------------    -----------------    -----------------
       Net Income                            $  2,523          $  2,243             $  5,082             $  4,319
                                       ===============    ==============    =================    =================

Basic Earnings per Share                       $ 0.35            $ 0.29               $ 0.70               $ 0.55
Diluted Earnings per Share                     $ 0.33            $ 0.28               $ 0.66               $ 0.54
See Notes to Consolidated Condensed Financial Statements



                  CENTRAL COAST BANCORP AND SUBSIDIARY
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
Six months ended June 30,                                                       2001                     2000
                                                                                ----                     ----
Cash Flows from Operations:
   Net income                                                                     $  5,082                $  4,319
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                                         195                   1,326
     Net gain on sale of investments                                                    (3)
     Net loss on sale of fixed assets                                                    1                      18
     Depreciation                                                                      690                     592
     Amortization and accretion                                                        193                     102
     Decrease (increase) in accrued interest receivable and other assets              (523)                    544
     Increase (decrease) in accrued interest payable and other liabilities           (2,144)                    528
     Increase in deferred loan fees                                                    214                       8
                                                                           ----------------          --------------
       Net cash provided by operations                                               3,705                   7,437
                                                                           ----------------          --------------
Cash Flows from Investing Activities:
   Purchases of investment securities                                              (88,520)                (10,209)
   Proceeds from maturities of investment securities                                38,223                   7,884
   Proceeds from sale of investment securities                                      52,817                       -
   Net increase in loans                                                           (34,974)                (30,388)
   Purchases of premises and equipment                                                (175)                   (571)
                                                                           ----------------          --------------
       Net cash used in investing activities                                       (32,629)                (33,284)
                                                                           ----------------          --------------
Cash Flows from Financing Activities:
   Net increase in deposit accounts                                                 39,537                  65,762
   Net decrease in short-term borrowings                                                 -                 (12,662)
   Net decrease in long-term borrowings                                               (148)                   (138)
   Proceeds from issuance of stock                                                      67                      58
   Shares repurchased                                                               (3,883)                 (2,654)
                                                                           ----------------          --------------
       Net cash provided by financing activities                                    35,573                  50,366
                                                                           ----------------          --------------
  Net increase in cash and equivalents                                               6,649                  24,519
Cash and equivalents, beginning of period                                           74,492                  39,959
                                                                           ----------------          --------------
Cash and equivalents, end of period                                               $ 81,141                $ 64,478
                                                                           ================          ==============

Other Cash Flow Information:
   Interest paid                                                                   $ 9,642                 $ 8,109
   Income taxes paid                                                                 4,737                   3,410
See Notes to Consolidated Condensed Financial Statements

                  CENTRAL COAST BANCORP AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       June 30, 2001 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp's (the "Company's") consolidated financial position at June 30, 2001 and December 31, 2000, the results of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2001 and 2000 may not necessarily be indicative of the operating results for the full year.

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


2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $175,572,000 and standby letters of credit of $3,451,000 at June 30, 2001. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2001.

Approximately $44,141,000 of loan commitments outstanding at June 30, 2001 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (7,220,000 and 7,288,000 for the three and six month periods ended June 30, 2001, and 7,664,000 and 7,720,000 for the three and six month periods ended June 30, 2000). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (348,000 and 324,000 for the three and six month periods ended June 30, 2001 and 211,000 and 214,000 for the three and six month periods ended June 30, 2000).


4.  COMPREHENSIVE EARNINGS


                                                         Three Months Ended June 30,          Six Months Ended June 30,
(In thousands)                                               2001            2000                 2001            2000
                                                             ----            ----                 ----            ----
Net Earnings                                                   $ 2,523         $ 2,243             $ 5,082          $ 4,319
Other comprehensive income (loss)- Net unrealized
      gain (loss) on available-for-sale securities                (316)            216                 934              160

Reclassification adjustment for gains included in
      income, net of taxes of $2 and $1
      for the three and six month periods ended
      June 30, 2001                                                 (3)              -                  (2)                -
                                                         --------------  --------------       -------------   --------------

Total comprehensive earnings                                   $ 2,204         $ 2,459             $ 6,014          $ 4,479
                                                         ==============  ==============       =============   ==============


5.      STOCK DIVIDEND

On January 29, 2001, the Board of Directors declared a ten percent stock dividend, which was distributed on February 28, 2001, to shareholders of record as of February 14, 2001. All share and per share data have been retroactively adjusted to reflect the stock dividend.

6.  STOCK REPRUCHASE PLAN

The Board of Directors authorized stock repurchase programs under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. As of June 30, 2001, approximately 272,608 shares are remaining under the program.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) data processing compliance problems; (8) the California power crisis; (9) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business this report should be read in conjunction with Central Coast Bancorp's annual report on Form 10-K for the year ended December 31, 2000.

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


Overview
--------

For the second quarter 2001, Central Coast Bancorp reported diluted earnings per share of $0.33, a 17.9% increase over the $0.28 reported in the year earlier period. Net income for the quarter ended June 30, 2001 was $2,523,000, which is a 12.5% increase over the $2,243,000 reported for the same period of 2000. The return on equity (ROE) and the return on assets (ROA) for the second quarter 2001 were 16.7% and 1.44% as compared to 16.5% and 1.45% for the same period in 2000.

Net income for the six months ended June 30, 2001 and 2000 was $5,082,000 and $4,319,000 with diluted earnings per share of $.66 and $.54, respectively. For the first six months of 2001 ROE was 16.8% and ROA was 1.48% as compared to 16.0% and 1.42% for the same period in 2000. The earnings per share for the 2000 periods have been adjusted for the 10% stock dividend distributed in February 2001.

At June 30, 2001, the Company had assets totaling $746,136,000, a quarter end record. On a year over year basis, internal growth has generated an increase in assets of $97,319,000 (15.0%); an increase in loans of $82,025,000 (19.3%); and an increase in deposits of $88,796,000 (15.2%). Deposit balances at June 30, 2001 included
$10,000,000 of State of California certificates of deposit versus $40,000,000 at June 30, 2000. This difference of $30,000,000 represents additional growth in the Company's core customer base.

Central Coast Bancorp ended the second quarter of 2001 with a Tier 1 capital ratio of 10.6% and a total risk-based capital ratio of 11.9% versus 11.8% and 13.1%, respectively, at the end of the second quarter of 2000.

The following table provides a summary of the major elements of income and expense for the periods indicated.


Condensed Comparative Income Statement

                                                                Percentage                         Percentage
                                        Three Months Ended      Change        Six Months Ended      Change
                                              June 30,           Increase         June 30,         Increase
(In thousands, except percentages)       2001        2000       (Decrease)     2001       2000     (Decrease)
                                         ----        ----       ----------     ----       ----     ----------

Interest Income (1)                     $ 13,225    $ 12,815          3%     $ 26,903   $ 24,575         9%
Interest Expense                           4,822       4,437          9%        9,749      8,499        15%
                                       ----------  ----------  ----------    ---------  ---------  ---------
  Net interest income                      8,403       8,378          0%       17,154     16,076         7%
Provision for Loan Losses                     75         800        -91%          195      1,326       -85%
                                       ----------  ----------  ----------    ---------  ---------  ---------
  Net interest income after
    provision for loan losses              8,328       7,578         10%       16,959     14,750        15%
Noninterest Income                           775         631         23%        1,425      1,177        21%
Noninterest Expense                        4,776       4,336         10%        9,715      8,456        15%
                                       ----------  ----------  ----------    ---------  ---------  ---------
  Income before income taxes               4,327       3,873         12%        8,669      7,471        16%
Provision for Income Taxes                 1,522       1,433          6%        3,048      2,760        10%
Tax Equivalent Adjustment                    282         197         43%          539        392        38%
                                       ----------  ----------  ----------    ---------  ---------  ---------

  Net income                             $ 2,523     $ 2,243         12%      $ 5,082     $4,319        18%
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

Net interest income for the second quarter of 2001 was $8,403,000, which was an increase of $25,000 over the second quarter of 2000. The interest income component was up $410,000 (3.2%). Average loan balances were $73,101,000 (17.8%) higher in the second quarter of 2001 versus the year earlier period. This volume difference added $1,808,000 to interest income. Since the beginning of 2001, there have been six prime rate decreases totaling 275 basis points as a result of actions taken by the Federal Reserve Board. Due to the lower rates and the mix between fixed and variable rate loans in the portfolio, the average loan yield for the second quarter of 2001 was 106 basis points lower than the average yield in the year earlier quarter. The lower loan yield decreased interest income by $1,249,000. The average balance of investment securities in the second quarter of 2001 was higher by $4,419,000 (3.0%) over the second quarter of 2000. Average balances for Federal funds sold for these two periods decreased $5,809,000 to $10,978,000. Interest income for the investing activities decreased $149,000 on a period over period basis.

Interest expense was $385,000 (8.7%) higher in the second quarter of 2001 versus the prior year period. Average balances of interest-bearing liabilities were higher by $51,360,000 (12.1%), which added $588,000 to interest expense. Average rates paid on interest-bearing liabilities were down 14 basis points on a quarter over quarter basis. The lower rates decreased interest expense by $203,000.

The net interest margin for the second quarter of 2001 was 5.20% as compared to 5.85% in the year earlier period. As compared to the net interest margin for the first quarter 2001, the second quarter's net interest margin was down 49 basis points. As the Bank's loan assets reprice more quickly than do its deposit liabilities, a declining rate environment puts downward pressure on the net interest margin. As 125 basis points of the 2001 decreases were made throughout the second quarter, the full effect of these rate cuts will be reflected in the net interest margin for the third quarter 2001.

For the six-month period ending June 30, 2001, net interest income increased $1,078,000 (6.7%) over the first six months of 2000. The interest income component increased $2,328,000 to $26,903,000. Average balances of earning assets were $72,918,000 (12.9%) higher in the first six months of 2001 than the same period in 2000. The average balance of loans was $72,580,000 higher, which accounted for $3,498,000 of the increase in interest income. The average yield received on loans in the first six months of 2001 was 46 basis points lower than the 9.72% received in the year earlier period. The lower yield on loans decreased interest income by $1,127,000. The average balances of investment securities and Federal funds sold in the first six months of 2001 were basically flat to the year earlier period. Interest income for these investing activities decreased $43,000 on a period over period basis because of lower rates. In the first half of 2000, the prime interest rate was raised three times for a total of 100 basis points. In the first half of 2001 interest rates were lowered six times for a total of 275 basis points. The blended effect of these changes has resulted in a 24 basis point decrease in average rates received on earning assets in the first half of 2001 versus the yields earned in the same period of 2000.

Interest expense for the six-month period increased $1,250,000 (14.7%) from the expense in the same 2000 period. Volume increases in deposits added $1,160,000 of interest expense. Overall average rates paid on interest-bearing liabilities in the first six months of 2001 increased 13 basis points to 4.26% from the same period in 2000. The interest expense increase attributable to the higher rates was $116,000. Lower volume in borrowings in 2001 decreased interest expense $26,000.

Net interest margin for the first six months of 2001 was 5.44% versus 5.74% in the year earlier period.

The first two following tables provide a summary of the components of net interest income and the changes within the components for the periods indicated. The second two tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.

                                                                               (Unaudited)
                                                                       Three months ended June 30 ,
(Taxable Equivalent Basis)                                      2001                                   2000
                                                  Avg.                      Avg.          Avg.                      Avg.
(In thousands, except percentages)               Balance      Interest     Yield         Balance     Interest      Yield
                                                 -------      --------     -----         -------     --------      -----
Assets:
Earning Assets
  Loans (1) (2)                                  $ 484,536     $ 10,709      8.86%       $ 411,435      $10,150      9.92%
  Taxable investments                              102,866        1,558      6.08%         112,353        1,805      6.46%
  Tax-exempt securities (tax equiv. basis)          49,706          845      6.81%          35,800          588      6.61%
  Federal funds sold                                10,978          113      4.13%          16,787          272      6.52%
                                               ------------  -----------               ------------ ------------
Total Earning Assets                               648,086     $ 13,225      8.18%         576,375      $12,815      8.94%
                                                             -----------                            ------------
Cash & due from banks                               42,500                                  38,201
Other assets (4)                                    14,249                                   7,615
                                               ------------                            ------------
                                                 $ 704,835                               $ 622,191
                                               ============                            ============

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                                 $ 98,440        $ 332      1.35%         $97,755        $ 392      1.61%
  Savings                                          123,679          984      3.19%          99,037          856      3.48%
  Time deposits                                    245,628        3,412      5.57%         221,695        3,117      5.65%
  Other borrowings                                   6,581           94      5.73%           4,481           72      6.46%
                                               ------------  -----------               ------------ ------------
Total interest bearing liabilities                 474,328        4,822      4.08%         422,968        4,437      4.22%
                                                             -----------                            ------------
Demand deposits                                    163,370                                 139,707
Other Liabilities                                    6,183                                   5,028
                                               ------------                            ------------
Total Liabilities                                  643,881                                 567,703
Shareholders' Equity                                60,954                                  54,488
                                               ------------                            ------------
                                                 $ 704,835                               $ 622,191
                                               ============                            ============
Net interest income & margin (3)                                $ 8,403      5.20%                      $ 8,378      5.85%
                                                             ===========  =========                 ============  =========

---------------------------------------------------------------------------------------------------------------------------

(1)  Loan interest income includes fee income of $347,000 and  $238,000 for the three month periods ended June 30, 2001 and 2000, respectively.
(2)  Includes the average allowance for loan losses of $9,455,000 and $6,422,000 and average deferred loan fees of $966,000 and $738,000 for the three months ended June 30, 2001 and 2000, respectively.
(3)  Net interest margin is computed by dividing net interest income by the total average earning assets.
(4)  Includes the unrealized loss on available-for-sale securities.


                                                                                (Unaudited)
                                                                          Six months ended June 30 ,
(Taxable Equivalent Basis)                                         2001                                    2000
                                                      Avg.                    Avg.            Avg.                   Avg.
(In thousands, except percentages)                   Balance     Interest    Yield           Balance     Interest   Yield
                                                     -------     --------    -----           -------     --------   -----
Assets:
Earning Assets
  Loans (1) (2)                                       $473,106     $21,734     9.26%          $400,526     $19,363    9.72%
  Taxable investments                                  103,173       3,247     6.35%           114,387       3,650    6.42%
  Tax-exempt securities (tax equiv. basis)              47,697       1,617     6.84%            35,813       1,175    6.60%
  Federal funds sold                                    12,229         305     5.03%            12,561         387    6.20%
                                                   ------------  ----------                ------------ -----------
Total Earning Assets                                   636,205     $26,903     8.53%           563,287     $24,575    8.77%
                                                                 ----------                             -----------
Cash & due from banks                                   42,089                                  37,704
Other assets (4)                                        14,552                                   7,829
                                                   ------------                            ------------
                                                      $692,846                                $608,820
                                                   ============                            ============

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                                      $93,543       $ 660     1.42%           $97,221       $ 797    1.65%
  Savings                                              122,253       2,069     3.41%           100,620       1,731    3.46%
  Time deposits                                        239,380       6,833     5.76%           209,445       5,751    5.52%
  Other borrowings                                       6,147         187     6.13%             6,976         220    6.34%
                                                   ------------  ----------                ------------ -----------
Total interest bearing liabilities                     461,323       9,749     4.26%           414,262       8,499    4.13%
                                                                 ----------                             -----------
Demand deposits                                        163,521                                 135,172
Other Liabilities                                        6,952                                   5,192
                                                   ------------                            ------------
Total Liabilities                                      631,796                                 554,626
Shareholders' Equity                                    61,050                                  54,194
                                                   ------------                            ------------
                                                      $692,846                                $608,820
                                                   ============                            ============
Net interest income & margin (3)                                   $17,154     5.44%                       $16,076    5.74%
                                                                 ==========  ========                   =========== ========

----------------------------------------------------------------------------------------------------------------------------

(1)  Loan interest income includes fee income of $679,000 and $474,000 for the six month periods ended June 30, 2001 and 2000, respectively
(2)  Includes the average allowance for loan losses of $9,434,000 and $6,110,000 and average deferred loan fees of $921,000 and $712,000 for the six months ended June 30, 2001 and 2000, respectively.
(3)  Net interest margin is computed by dividing net interest income by the total average earning assets.
(4)  Includes the unrealized loss on available-for-sale securities.


Volume/Rate Analysis
(in thousands) Three Months Ended June 30, 2001 over 2000
Increase (decrease) due to change in:
                                                                                                     Net
Interest-earning assets:                                     Volume            Rate (5)            Change
                                                             ------            --------            ------
   Net Loans (1)(2)                                            $ 1,808            $(1,249)             $ 559
   Taxable investment securities                                  (153)               (94)              (247)
   Tax exempt investment securities (4)                            229                 28                257
   Federal funds sold                                              (94)               (65)              (159)
                                                          -------------      -------------      -------------
     Total                                                       1,790             (1,380)               410
                                                          -------------      -------------      -------------

Interest-bearing liabilities:
   Demand deposits                                                   3                (63)               (60)
   Savings deposits                                                214                (86)               128
   Time deposits                                                   337                (42)               295
   Other borrowings                                                 34                (12)                22
                                                          -------------      -------------      -------------
     Total                                                         588               (203)               385
                                                          -------------      -------------      -------------
Interest differential                                          $ 1,202            $(1,177)              $ 25
                                                          =============      =============      =============

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $347,000 and $238,000 for the quarters ended June 30, 2001 and 2000, respectively have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2001 and 2000.
(4) The rate / volume variance has been included in the rate variance.


 Volume/Rate Analysis
(in thousands) Six Months Ended June 30, 2001 over 2000
Increase (decrease) due to change in:
                                                                                                     Net
Interest-earning assets:                                     Volume            Rate (5)            Change
                                                             ------            --------            ------
   Net Loans (1)(3)                                            $ 3,498            $(1,127)           $ 2,371
   Taxable investment securities                                  (357)               (46)              (403)
   Tax exempt investment securities (4)                            389                 53                442
   Federal funds sold                                              (10)               (72)               (82)
                                                          -------------      -------------      -------------
     Total                                                       3,520             (1,192)             2,328
                                                          -------------      -------------      -------------

Interest-bearing liabilities:
   Demand deposits                                                 (30)              (107)              (137)
   Savings deposits                                                371                (33)               338
   Time deposits                                                   819                263              1,082
   Other borrowings                                                (26)                (7)               (33)
                                                          -------------      -------------      -------------
     Total                                                       1,134                116              1,250
                                                          -------------      -------------      -------------
Interest differential                                          $ 2,386            $(1,308)           $ 1,078
                                                          =============      =============      =============

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $347,000 and $238,000 for the quarters ended June 30, 2001 and 2000, respectively, have been included in the interest income computation.
(3) Loan fees of $679,000 and $474,000 for the six months ended June 30, 2001 and 2000, respectively, have been included in the interest income computation.
(4) Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2001 and 2000.
(5) The rate / volume variance has been included in the rate variance.


Provision for Loan Losses
-------------------------

The Bank provided $75,000 for loan losses in the second quarter of 2001 as compared to $800,000 in the second quarter of 2000. For the six-month period ended June 30, 2001, the Bank provided $195,000 versus $1,326,000 in the year earlier period. Due to loan growth, changing portfolio mix and prevailing local economic conditions in 2000, the Bank modified its factors used in determining its allowance for loan losses. These changes resulted in higher loan loss provisions than had been required previously. The provision for loan losses that has been recorded in 2001 has been based on factors and methodologies consistent with those used in 2000. The ratios of the allowance for loan losses to total loans at each quarter end were 1.87% and 1.65%, respectively.

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $775,000 in the second quarter of 2001, which was up $144,000
(22.8%) over the same period in 2000. Service charges on deposit accounts were up $45,000 due to volume increases. Commissions on mortgage originations were up $75,000 (175.7%) as refinance activity continued to be very active. Other increases were generally due to higher business volumes.

For the first six-months of 2001, noninterest income was $1,425,000 versus $1,177,000 in the same period last year. Service charges on deposits were up $110,000 (13.9%) due to higher volumes. Other fees were $135,000 (48.2%) higher in the first half of 2001. Most of this increase was due to the significantly higher volume of mortgage originations. As the interest rates decreased during the first half of 2001, the activity in residential mortgage lending picked up significantly.

Noninterest Expense
-------------------

Noninterest expenses increased $440,000 (10.1%) to a total of $4,776,000 in the second quarter of 2001 versus second quarter 2000. Salary and employee benefits increased $402,000 (16.3%) because of additional staff due to the two new branches opened in 2000, internal growth, higher benefit costs, and normal salary increases. On a quarter over quarter basis, premises and fixed asset expenses were higher by $84,000 (11.1%). Costs of the two new branches, the
California energy shortage and higher business volume contributed to the increase. Other expenses for the second quarter of 2001 were $1,066,000 down from $1,112,000 in the prior year quarter. Management has implemented expense control measures in view of the weaker economy and lower interest rates. The efficiency ratio for the two quarters was 52.0% and 48.1%, respectively.

Noninterest expenses for the six-month period ending June 30, 2001 were $9,715,000 versus $8,456,000 for the same period in 2000. Salaries and benefits increased $1,024,000 (21.1%) due to the same factors discussed in the previous paragraph. Premises and fixed asset expenses were up $255,000 (17.3%) due to the items as detailed in the previous paragraph. Other expenses decreased $20,000 (0.9%). The efficiency ratio for the first six-months of 2001 was 52.3% as compared to 49.0% in the same period of 2000.

Provision for Income Taxes
--------------------------

The effective tax rate for the second quarter and first six-months of 2001 was 37.6% and 37.5, respectively, versus 39.0% for both periods of 2000. The estimated tax rates in 2001 are lower as tax exempt loans and investment securities are a higher percentage of income.

Securities
----------

At June 30, 2001, available-for-sale securities had a market value of $151,225,000 with an amortized cost basis of $151,494,000. The unrealized loss of $269,000 at June 30, 2001 represented a decrease of $545,000 from the unrealized gain of $276,000 at March 31, 2001. The unrealized loss was the result of the changes in the yield curve and market spreads in the securities markets in the second quarter.

Loans
-----

Ending loan balances at June 30, 2001 were $508,098,000, which was an increase of $34,703,000 (7.3%) from year-end 2000 balances and $82,025,000 (19.3%) from June 30, 2000 balances. All categories of loans were higher on a year over year basis. Real estate construction has been particularly strong with growth of $44,435,000 (118.7%) over June 30, 2000 balances. The construction projects cover a broad spectrum of economic activity in the Bank's market including the tourism industry, agricultural industry, other commercial enterprises as well as residential construction. Loan demand has remained brisk into the third quarter, however, the continuing effects of the general economy on loan demand are uncertain.

Nonperforming Assets
--------------------

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

The following is a summary of nonperforming assets:

(In thousands, except percentages)                                                      June 30,               December 31,
                                                                                          2001                     2000
                                                                                   -------------------       ------------------
Past due 90 days or more and still accruing :
   Real estate                                                                                $ 3,055                    $  10
   Commercial                                                                                     721                      215
   Consumer and other                                                                               1                        5
                                                                                   -------------------       ------------------
                                                                                                3,777                      230
                                                                                   -------------------       ------------------
Nonaccrual:
   Real estate                                                                                    101                        -
   Commercial                                                                                     109                      329
   Consumer and other                                                                              15                        -
                                                                                   -------------------       ------------------
                                                                                                  225                      329
                                                                                   -------------------       ------------------
Total nonperforming assets                                                                    $ 4,002                    $ 559
                                                                                   ===================       ==================

Allowance for loan losses as a percentage of nonperforming loans                                 238%                    1676%
Nonperforming loans to total loans                                                              0.79%                    0.12%


Nonperforming loans increased $3,527,000 during the second quarter of 2001. A single loan accounted for 80% of the increase. Subsequent to quarter end, a payment was received on that loan, which brought the loan under 90 days past due. Management is closely monitoring these past due loans and is actively pursuing collection of them. At quarter end, the nonperforming assets were 0.54% of total assets and 0.79% of total loans. This compared to 0.07% and 0.10% at March 31, 2001.

At June 30, 2001, the recorded investment in loans that are considered impaired under SFAS No. 114 was $1,347,000 of which $45,000 are included in nonaccrual loans above. Valuation allowances were computed on all impaired loans and totled $366,000 based on the estimated fair value of the collateral. At December 31, 2000, the recorded investment in loans considered impaired was $1,691,000, including $215,000 of nonaccrual loans above and $1,010,000 of restructured loans performing in compliance with modified terms. Management is not aware of any potential problem loans, other than the impaired loans disclosed above, which were accruing and current at June 30, 2001, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Credit Risk and Allowance for Loan Losses
-----------------------------------------

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

Ultimately, credit quality may be influenced by underlying trends in economic and business cycles. The Company's business is concentrated in Monterey, San Benito and Santa Cruz counties in California. These counties are heavily dependent on agriculture and tourism industries as their main economic base. As a result, the Company lends money to individuals and companies dependent upon these two industries. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate. At June 30, 2001, the Company had outstanding real estate and real estate construction loans totaling approximately $330,855,000, which represented 65% of the loan portfolio. Although management believes the concentration to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectibility of these loans. Adverse economic conditions could require an increase in the provision for loan and lease losses which in turn could adversely affect the Company's future prospects, results of operations, profitability and stock price.

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

Management believes that the allowance for loan losses at June 30, 2001 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                              Three months ended June 30,            Six months ended June 30,
(In thousands, except percentages)            2001               2000                 2001               2000
                                              ----               ----                 ----               ----
 Beginning balance                              $ 9,427           $ 6,136              $ 9,371            $ 5,596
   Provision charged to expense                      75               800                  195              1,326
   Loans charged off                                (17)               (3)                (104)               (19)
   Recoveries                                        24                85                   47                115
                                          --------------     -------------        -------------      -------------
Ending balance                                  $ 9,509           $ 7,018              $ 9,509            $ 7,018
                                          ==============     =============        =============      =============

Ending loan portfolio                                                                 $508,098           $426,073
                                                                                  =============      =============

Allowance for loan losses as percentage of
   ending loan portfolio                                                                 1.87%              1.65%

Liquidity
---------

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2001 were approximately $175,572,000 and $3,451,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged short-term marketable investments, and salable SBA loans. On June 30, 2001 consolidated liquid assets totaled $135.5 million or 18.2% of total assets as compared to $140.0 million or 19.8% of total consolidated assets on December 31, 2000.
In addition to liquid assets, the Bank maintains lines of credit with correspondent banks for up to $80,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources
-----------------

The Company's total shareholders' equity was $62,052,000 at June 30, 2001 compared to $59,854,000 at December 31, 2000.

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

The following table shows the Company's actual capital amounts and ratios at June 30, 2001 and December 31, 2000 as well as the minimum capital ratios for capital adequacy under the regulatory framework:


                                                                                                 For Capital
                                                                  Actual                       Adequacy Purpose:
Company                                                   Amount          Ratio            Amount          Ratio
-------                                                   ------          -----            ------          -----
As of June 30, 2001:
-------------------
Total Capital (to Risk Weighted Assets):                  68,702,000         11.9%        46,110,232           8.0%
Tier 1 Capital (to Risk Weighted Assets):                 61,498,000         10.6%        23,055,000           4.0%
Tier 1 Capital (to Average Assets):                       61,498,000          8.7%        28,193,000           4.0%

As of December 31, 2000:
------------------------
Total Capital (to Risk Weighted Assets):                  66,892,000         12.3%        43,490,000           8.0%
Tier 1 Capital (to Risk Weighted Assets):                 60,098,000         11.1%        21,745,000           4.0%
Tier 1 Capital (to Average Assets):                       60,098,000          9.1%        26,344,000           4.0%


                                                                                                 For Capital
                                                                  Actual                       Adequacy Purpose:
Community Bank                                            Amount          Ratio            Amount          Ratio
--------------                                            ------          -----            ------          -----
As of June 30, 2001:
--------------------
Total Capital (to Risk Weighted Assets):                  66,563,000         11.6%        45,925,000           8.0%
Tier 1 Capital (to Risk Weighted Assets):                 59,358,000         10.3%        22,962,000           4.0%
Tier 1 Capital (to Average Assets):                       59,358,000          8.5%        28,109,000           4.0%

As of December 31, 2000:
------------------------
Total Capital (to Risk Weighted Assets):                  63,866,000         11.8%        43,273,000           8.0%
Tier 1 Capital (to Risk Weighted Assets):                 57,073,000         10.6%        21,637,000           4.0%
Tier 1 Capital (to Average Assets):                       57,073,000          8.7%        26,251,000           4.0%




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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. Based on a forecast using May 31, 2001 balances and measuring against a flat rate environment, in a one-year horizon an increase in interest rates of 200 basis points would result in an increase of $2,869,000 in net interest income. Conversely, a 200 basis point decrease would result in a decrease of $3,451,000 in net interest income.

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. The risk profile of the Bank has not changed materially from that at year-end 2000.

                             OTHER MATTERS

California Power Crisis
-----------------------

      The State of California is presently experiencing serious periodic electric power shortages. It is uncertain whether or when these shortages will be discontinued. However, conservation efforts and unanticipated cooler weather conditions through the end of the second quarter of 2001 have resulted in lower demand for electricity throughout California. California has initiated action to supplement conservation efforts including acceleration of the approval process for development of new energy production facilities and entering into long-term energy contracts for the supply of electricity. Despite these efforts and the fact that during the second quarter of 2001, wholesale prices for electricity supplied to California declined and electricity in excess of current needs was available for sale to other states, it is currently anticipated that an increase in demand for electricity and concomitant power shortages will occur during the months of August and September if customary weather patterns prevail resulting in higher temperatures and greater reliance upon air conditioning in certain regions of California. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiaries' significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

Accounting Pronouncements
-------------------------

The Financial Standards Accounting Board ("FASB") adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" covering elimination of pooling accounting treatment in business combinations and financial accounting and reporting for acquired goodwill and other intangible assets at acquisition. SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all mergers and business combinations initiated after the effective date must be accounted for as "purchase" transactions. A merger or business combination was considered initiated if the major terms of the transaction, including the exchange or conversion ratio, were publicly announced or otherwise disclosed to shareholders of the combining companies prior to the effective date. Goodwill in any merger or business combination which is not initiated prior to the effective date will be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB concurrently adopted SFAS No. 142, "Goodwill and Other Intangible Assets" to address financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date, for fiscal years beginning after December 15, 2001. It is not certain what effect SFAS No. 141 and SFAS No. 142 may have upon the pace of business combinations in the banking industry in general or upon prospects of any merger or business combination opportunities involving the Company in the future.

                      PART II - OTHER INFORMATION

Item 1.    Legal proceedings.

                None.

Item 2.     Changes in securities.

                None.

Item 3.     Defaults upon senior securities.

                None.

Item 4.     Submission of matters to a vote of security holders.

            THE FOLLOWING ARE THE VOTING RESULTS OF THE REGISTRANTS'S ANNUAL MEETING OF THE SHAREHOLDERS HELD ON JUNE 11, 2001:

PROPOSAL NO. 1
------------------------------


AMENDMENT OF THE ARTICLES AND BYLAWS TO PROVIDE FOR
THE CLASSIFICATION OF THE BOARD OF DIRECTORS.

      FOR      3,776,209             AGAINST  195,046   ABSTAIN  32,749

PROPOSAL NO. 2
------------------------------


AMENDMENT OF THE ARTICLES AND BYLAWS TO ELIMINATE CUMULATIVE
VOTING IN THE ELECTION OF DIRECTORS.


      FOR      3,886,116             AGAINST   71,917   ABSTAIN  45,971



PROPOSAL NO. 3
------------------------------


ELECTION OF DIRECTORS

                                             AFFIRMATIVE
NOMINEE                                         VOTES
----------                                   ----------

C. EDWARD BOUTONNET (Class 3)                5,572,727

BRADFORD G. CRANDALL (Class 3)               5,572,753

ALFRED P. GLOVER (Class 1)                   5,578,777

MICHAEL T. LAPSYS (Class 2)                  5,578,711

DUNCAN L. McCARTER (Class 2)                 5,572,753

ROBERT M. MRAULE, D.D.S., M.D. (Class 3)     5,578,711

LOUIS A. SOUZA (Class 1)                     5,578,711

MOSE E. THOMAS, JR. (Class 1)                5,572,753

NICK VENTIMIGLIA (Class 2)                   5,577,743

PROPOSAL NO.4
------------------------------


APPROVAL OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS
INDEPENDENT PUBLIC ACCOUNTANTS FOR THE 2001 FISCAL YEAR.


      FOR      5,579,984             AGAINST   6,723    ABSTAIN  21,426


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

      (3.1)  Articles of Incorporation, as amended.

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

      *(10.4)1982 Stock Option Plan, as amended, incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on
             March 3, 1995.

      *(10.5)Form of Nonstatutory Stock Option Agreement under the 1982 Stock Option Plan incorporated by reference from
             Exhibit 4.6 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

      *(10.6)Form of Incentive Stock Option Agreement under the 1982 Stock Option Plan incorporated by reference from
             Exhibit 4.7 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

      *(10.7)1994 Stock Option Plan incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

      *(10.8)Form of Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from
             Exhibit 4.3 to Registration Statement on Form S-8, No. 33-89948, filed with Commission on March 3, 1995.

      *(10.9)Form of Incentive Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from
             Exhibit 4.4 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

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

(b) Reports on Form 8-K - A current report on Form 8-K was filed with the Commission on June 18, 2001 to report the results of the shareholder vote on amending the Company's articles and bylaws, the election of directors and approval of the independent auditors. The results of the vote are reported in Item 4 above.

SIGNATURES
------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


July 30, 2001                       CENTRAL COAST BANCORP


                                    By:/s/ ROBERT M STANBERRY
                                       --------------------------
                                       Robert M. Stanberry
                                       (Chief Financial Officer,Principal
                                       Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                          Description                     Page
------                          -----------                     ----
3.1                             Articles of Incorporation       26

3.2                             Bylaws                          29