Form 10-Q
period 2001-09-30
CENTRAL COAST BANCORP
filed 2001-11-13
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        September 30, 2001.
                                      -------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        Commission File No. 0-25418.
                                            --------

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

No par value Common Stock - 7,165,936 shares outstanding at November 7, 2001.

                         PART 1-FINANCIAL INFORMATION
                         Item 1. FINANCIAL STATEMENTS:
                    CENTRAL COAST BANCORP AND SUBSIDIARY
               CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                                  September 30,       December 31,
(Dollars in thousands)                                                                2001                2000
                                                                                      ----                ----
Assets
  Cash and due from banks                                                                $ 44,262          $ 51,411
  Federal funds sold                                                                            -            23,081
                                                                                ------------------    --------------
     Total cash and equivalents                                                            44,262            74,492

  Available-for-sale securities (amortized cost of $142,070 at
     September 30,2001 and $154,076 at December 31, 2000)                                 144,166           152,276

  Loans:
    Commercial                                                                            175,401           171,631
    Real estate-construction                                                               76,444            57,780
    Real estate-other                                                                     305,861           234,890
    Consumer                                                                               13,754             9,840
    Deferred loan fees, net                                                                (1,081)             (746)
                                                                                ------------------    --------------
        Total loans                                                                       570,379           473,395
    Allowance for loan losses                                                             (10,224)           (9,371)
                                                                                ------------------    --------------
  Net Loans                                                                               560,155           464,024
                                                                                ------------------    --------------

  Premises and equipment, net                                                               3,089             3,735
  Accrued interest receivable and other assets                                             11,142            12,166
                                                                                ------------------    --------------
Total assets                                                                            $ 762,814         $ 706,693
                                                                                ==================    ==============
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                                         $ 179,876         $ 207,002
    Demand, interest bearing                                                               99,444            88,285
    Savings                                                                               135,620           110,204
    Time                                                                                  253,280           227,719
                                                                                ------------------    --------------
        Total Deposits                                                                    668,220           633,210
  Accrued interest payable and other liabilities                                           28,982            13,629
                                                                                ------------------    --------------
Total liabilities                                                                         697,202           646,839
                                                                                ------------------    --------------
Commitments and contingencies (Note 2)

Shareholders Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 7,194,221 shares at September 30, 2001
    and 6,721,998 shares at December 31, 2000                                              51,591            44,472
  Shares held in deferred compensation trust (299,048 at September 30, 2001
    and 271,862 at December 31, 2000), net of deferred obligation                               -                 -
  Retained earnings                                                                        12,795            16,444
  Accumulated other comprehensive income (loss) - net of taxes of $870
     at September 30, 2001 and $738 at December 31, 2000                                    1,226            (1,062)
                                                                                ------------------    --------------
Total shareholders' equity                                                                 65,612            59,854
                                                                                ------------------    --------------
Total liabilities and shareholders' equity                                              $ 762,814         $ 706,693
                                                                                ==================    ==============
See Notes to Consolidated Condensed Financial Statements



                 CENTRAL COAST BANCORP AND SUBSIDIARY
           CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                    Three Months Ended                       Nine Months Ended
                                                      September 30,                            September 30,
(In thousands, except per share data)             2001                 2000                 2001               2000
                                                  ----                 ----                 ----               ----
Interest Income
  Loans (including fees)                       $ 10,916             $ 10,830             $ 32,651            $ 30,193
   Investment securities                          2,042                2,353                6,367               6,785
   Other                                             94                  393                  399                 781
                                                -------              -------              -------             -------
       Total interest income                     13,052               13,576               39,417              37,759
                                                -------              -------              -------             -------
Interest Expense
   Interest on deposits                           4,574                4,834               14,136              13,113
   Other                                            107                   67                  293                 287
                                                -------              -------              -------             -------
       Total interest expense                     4,681                4,901               14,429              13,400
                                                -------              -------              -------             -------

Net Interest Income                               8,371                8,675               24,988              24,359
Provision for Loan Losses                           760                1,530                  955               2,856
                                                -------              -------              -------             -------
Net Interest Income after
   Provision for Loan Losses                      7,611                7,145               24,033              21,503
                                                -------              -------              -------             -------
Noninterest Income                                  927                  672                2,352               1,849
                                                -------              -------              -------             -------

Noninterest Expenses
   Salaries and benefits                          2,907                2,561                8,778               7,408
   Occupancy                                        408                  385                1,230               1,063
   Furniture and equipment                          474                  404                1,386               1,204
   Other                                            960                  948                3,071               3,079
                                                -------              -------              -------             -------
       Total noninterest expenses                 4,749                4,298               14,465              12,754
                                                -------              -------              -------             -------
Income Before Income Taxes                        3,789                3,519               11,920              10,598
Provision for Income Taxes                        1,421                1,266                4,470               4,027
                                                -------              -------              -------             -------
       Net Income                               $ 2,368              $ 2,253              $ 7,450             $ 6,571
                                                =======              =======              =======             =======

Basic Earnings per Share                         $ 0.33               $ 0.30               $ 1.03              $ 0.85
Diluted Earnings per Share                       $ 0.32               $ 0.29               $ 0.98              $ 0.83

See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
Nine months ended September 30,                                                            2001                    2000
                                                                                           ----                    ----
Cash Flows from Operations:
   Net income                                                                                $ 7,450                $ 6,571
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                                                   955                  2,856
     Net gain on sale of investments                                                            (168)                     -
     Net loss on sale of fixed assets                                                              3                     21
     Depreciation                                                                              1,035                    871
     Amortization and accretion                                                                  440                    (39)
  Effect of changes in:
    Accrued interest receivable and other assets                                                (785)                 1,428
    Accrued interest payable and other liabilities                                            (1,427)                   807
    Deferred loan fees                                                                           335                     10
                                                                                      ---------------          -------------
       Net cash provided by operations                                                         7,838                 12,525
                                                                                      ---------------          -------------
Cash Flows from Investing Activities:
   Purchases of available-for-sale securities                                               (108,553)               (56,346)
   Proceeds from maturities or calls of avialable-for-sale securities                         42,468                 64,114
   Proceeds from sale of available-for-sale securities                                        78,011                      -
   Net increase in loans                                                                     (97,421)               (44,314)
   Purchases of premises and equipment-net                                                      (392)                  (915)
                                                                                      ---------------          -------------
       Net cash used in investing activities                                                 (85,887)               (37,461)
                                                                                      ---------------          -------------
Cash Flows from Financing Activities:
   Net increase in deposits                                                                   35,010                 57,912
   Net change in short-term borrowings                                                             -                (12,662)
   Net change in long-term borrowings                                                         16,789                   (210)
   Proceeds from stock options exercised                                                         113                     89
   Repurchase of common stock                                                                 (4,093)                (4,394)
                                                                                      ---------------          -------------
       Net cash provided by financing activities                                              47,819                 40,735
                                                                                      ---------------          -------------
   Net increase (decrease) in cash and equivalents                                           (30,230)                15,799
Cash and equivalents, beginning of period                                                     74,492                 39,959
                                                                                      ---------------          -------------
Cash and equivalents, end of period                                                         $ 44,262               $ 55,758
                                                                                      ===============          =============

Other Cash Flow Information:
   Interest paid                                                                            $ 13,991               $ 12,506
   Income taxes paid                                                                        $  6,257               $  4,660
See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        September 30, 2001 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp's (the "Company's") consolidated financial position at September 30, 2001 and December 31, 2000, the results of operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000.

Certain  disclosures  normally  presented in the notes to the annual  financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

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


2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $183,783,000 and standby letters of credit of $877,000 at September 30, 2001. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2001.

Approximately $49,059,000 of loan commitments outstanding at September 30, 2001 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period (7,212,000 and 7,259,000 for the three and nine month periods ended September 30, 2001, and 7,576,000 and 7,671,000 for the three and nine month periods ended September 30, 2000). Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options (348,000 and 333,000 for the three and nine month periods ended September 30, 2001 and 216,000 and 215,000 for the three and nine month periods ended September 30,
2000).


4.  COMPREHENSIVE INCOME

                                                                       Three Months Ended                    Nine Months Ended
                                                                         September 30,                         September 30,
(In thousands)                                                      2001              2000                2001             2000
                                                                    ----              ----                ----             ----
Net Earnings                                                      $ 2,368           $ 2,253             $ 7,450          $ 6,571
Other comprehensive income (loss)- Net unrealized
      gain (loss) on available-for-sale securities                  1,453             1,210               2,387            1,370

Reclassification adjustment for gains included in
      income, net of taxes of $68 and $69 for the three
       and nine month periods ended September 30, 2001                (97)                -                 (99)               -
                                                                   --------        --------             --------        --------
Total comprehensive earnings                                       $ 3,724          $ 3,463             $ 9,738          $ 7,941
                                                                   ========        ========             ========        ========



5.  STOCK REPURCHASE PLAN

The Board of Directors authorized stock repurchase programs under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. As of September 30, 2001, approximately 102,846 shares have been repurchased at an average cost of $19.53 per share and approximately 262,100 shares remain under the program for possible repurchase.

                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, including the events of September 11, 2001 and thereafter; (5) changes in the regulatory environment;
(6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) the California power crisis; (10) variances in the actual versus projected growth in assets; (11) return on assets; (12) loan losses; (13) expenses; (14) rates charged on loans and earned on securities investments; (15) rates paid on deposits; and
(16) fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business this report should be read in conjunction with Central Coast Bancorp's annual report on Form 10-K for the year ended December 31, 2000.

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

Overview
--------

For the third quarter 2001, Central Coast Bancorp reported diluted earnings per share of $0.32, a 10.3% increase over the $0.29 reported in the year earlier period. Net income for the quarter ended September 30, 2001 was $2,368,000, which is a 5.1% increase over the $2,253,000 reported for the same period of 2000. The return on equity (ROE) and the return on assets
(ROA) for the third quarter 2001 were 14.7% and 1.25% as compared to 15.8% and 1.36% for the same period in 2000.

Net income for the nine months ended September 30, 2001 and 2000 was $7,450,000 and $6,571,000 with diluted earnings per share of $0.98 and $0.83, respectively. For the first nine months of 2001 ROE was 16.1% and ROA was 1.40% as compared to 15.9% and 1.40% for the same period in 2000. The earnings per share for the 2000 periods have been adjusted for the 10% stock dividend distributed in February 2001.

At September 30, 2001, the Company had assets totaling $762,814,000, another record level. On a year over year basis, internal growth has generated an increase in assets of $119,886,000 (18.6%); an increase in loans of $130,551,000 (29.7%); and an increase in deposits of $92,119,000 (16.0%).
The increase in deposits was in spite of a reduction in the level of State of California certificates of deposit from $22,000,000 at September 30, 2000 to $5,000,000 at September 30, 2001. Replacing this difference of $17,000,000 represents additional growth in the Company's core customer base.

Central Coast Bancorp ended the third quarter of 2001 with a Tier 1 capital ratio of 10.2% and a total risk-based capital ratio of 11.4% versus 11.8% and 13.0%, respectively, at the end of the third quarter of 2000.

The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement
                                                            Percentage                            Percentage
                                      Three Months Ended      Change        Nine Months Ended       Change
                                         September 30,       Increase         September 30,        Increase
(In thousands, except percentages)     2001        2000     (Decrease)       2001       2000      (Decrease)
                                       ----        ----     ----------       ----       ----      ----------

Interest Income (1)                   $13,333     $13,777          -3%      $40,238     $38,352           5%
Interest Expense                        4,681       4,901          -4%       14,429      13,400           8%
                                     ---------   ---------  -----------    ---------  ----------  -----------
  Net interest income                   8,652       8,876          -3%       25,809      24,952           3%
Provision for Loan Losses                 760       1,530         -50%          955       2,856         -67%
                                     ---------   ---------  -----------    ---------  ----------  -----------
  Net interest income after
    provision for loan losses           7,892       7,346           7%       24,854      22,096          12%
Noninterest Income                        927         672          38%        2,352       1,849          27%
Noninterest Expense                     4,749       4,298          10%       14,465      12,754          13%
                                     ---------   ---------  -----------    ---------  ----------  -----------
  Income before income taxes            4,070       3,720           9%       12,741      11,191          14%
Income Taxes                            1,421       1,266          12%        4,470       4,027          11%
Tax Equivalent Adjustment                 281         201          40%          821         593          38%
                                     ---------   ---------  -----------    ---------  ----------  -----------

  Net income                           $2,368      $2,253           5%       $7,450      $6,571          13%
                                     =========   =========  ===========    =========  ==========  ===========

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

Net interest income for the third quarter of 2001 was $8,653,000, which was $223,000 less than the third quarter of 2000 and $250,000 greater than the second quarter of this year. Interest income was down $444,000 (3.2%) from the third quarter of 2000 even with an increase in average loan balances of $106,114,000 (24.9%), which added $2,709,000 to interest income. As of
September 30, there had been eight prime rate decreases totaling 350 basis points as a result of actions taken by the Federal Reserve Board since the beginning of 2001. Due to the lower rates and the mix between fixed and variable rate loans in the portfolio, the average loan yield for the third quarter of 2001 was 198 basis points lower than the average yield in the year earlier quarter resulting in a decrease in interest income of $2,623,000. The average balance of investment securities in the third quarter of 2001 was $1,005,000 (0.7%) higher than the third quarter of 2000. Average balances for Federal funds sold for the third quarter of 2001 decreased $15,135,000 to $9,324,000. As a result of the overall volume and rate decreases interest income on investments decreased $530,000 on a period over period basis.

Interest expense was $221,000 (4.5%) lower in the third quarter of 2001 versus the prior year period. Average balances of interest-bearing liabilities were higher by $56,548,000 (12.7%), which added $653,000 to interest expense. The average rate paid on interest-bearing liabilities was 3.71% for the quarter. This was down 68 basis points from the third quarter of 2000. The lower rates decreased interest expense by $874,000.

The net interest margin for the third quarter of 2001 reflects the declining interest rate environment and was 4.96% as compared to 5.89% in the year earlier period and was down 24 basis points from the second quarter 2001. As the Bank's loan assets reprice more quickly than do its deposit liabilities, a declining rate environment puts downward pressure on the net interest margin. Additional rate decreases of 75 basis points were made during the third quarter of 2001 and another decrease of 50 basis points was made in early October. These rate cuts and any additional cuts may put continuing downward pressure on the net interest margin for the fourth quarter 2001.

For the nine month period ending September 30, 2001, net interest income increased $857,000 (3.4%) over the first nine months of 2000. The interest income component increased $1,886,000 to $40,238,000. Average balances of earning assets were $84,753,000 (14.9%) higher in the first nine months of
2001 than the same period in 2000. The average balance of loans was $83,912,000 higher, which provided for $6,188,000 of the increase in interest income. The average yield received on loans in the first nine months of 2001 of 8.86% was 100 basis points lower than the 9.86% received in the year earlier period. The lower yield on loans decreased interest income by $3,730,000. The average balances of investment securities and Federal funds sold in the first nine months of 2001 were basically flat to the year earlier period. Interest income for these investing activities decreased $572,000 on a period over period basis primarily due to the lower interest rate environment. In the first half of 2000, the prime interest rate was raised three times for a total of 100 basis points. In the first nine months of 2001 interest rates were lowered eight times for a total of 350 basis points. The blended effect of these changes has resulted in a 78 basis point decrease in average rates received on earning assets in the first nine months of 2001 versus the yields earned in the same period of 2000.

Interest expense for the nine month period increased $1,029,000 (7.7%) from the expense for the same period in 2000. Volume increases in deposits added $1,752,000 of interest expense. Overall average rates paid on interest-bearing liabilities in the first nine months of 2001 decreased 15 basis points to 4.07% from the same period in 2000. The interest expense decrease as a result of the lower rates was $766,000.

Net interest margin for the first nine months of 2001 was 5.27% versus 5.85% in the year earlier period.

The first two following tables provide a summary of the components of net interest income and the changes within the components for the periods indicated. The second two tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates.


                                                                                 (Unaudited)
                                                                       Three Months Ended September 30 ,
(Taxable Equivalent Basis)                                      2001                                   2000
                                                 ----------------------------------     --------------------------------
                                                  Avg.                      Avg.          Avg.                      Avg.
(In thousands, except percentages)               Balance      Interest     Yield         Balance     Interest      Yield
                                                 -------      --------     -----         -------     --------      -----
Assets:
Earning Assets
  Loans (1) (2)                                  $ 531,538     $ 10,917      8.15%       $ 425,424     $ 10,830     10.13%
  Taxable investments                              100,899        1,479      5.82%         113,002        1,952      6.87%
  Tax-exempt securities (tax equiv. basis)          49,683          843      6.73%          36,572          602      6.54%
  Federal funds sold                                 9,324           94      4.00%          24,459          393      6.39%
                                               ------------    --------                ------------    --------
Total Earning Assets                               691,444     $ 13,333      7.65%         599,457      $13,777      9.14%
Cash & due from banks                               43,140     --------                     39,561     --------
Other assets                                        14,998                                  16,037
                                               ------------                            ------------
                                                 $ 749,582                               $ 655,055
                                               ============                            ============


Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                                $ 100,466     $    314      1.24%       $  97,569     $    403      1.64%
  Savings                                          140,387        1,080      3.05%         112,054        1,026      3.64%
  Time deposits                                    251,315        3,180      5.02%         230,299        3,405      5.88%
  Other borrowings                                   8,415          107      5.04%           4,113           67      6.48%
                                               ------------    --------                ------------    --------
Total interest bearing liabilities                 500,583        4,681      3.71%         444,035        4,901      4.39%
Demand deposits                                    177,727     --------                    148,324     --------
Other Liabilities                                    7,546                                   6,004
                                               ------------                            ------------
Total Liabilities                                  685,856                                 598,363
Shareholders' Equity                                63,726                                  56,692
                                               ------------                            ------------
                                                 $ 749,582                               $ 655,055
                                               ============                            ============
Net interest income & margin (3)                               $  8,652      4.96%                     $  8,876      5.89%
                                                               ========     ======                     ========     ======

1.  Loan interest income includes fee income of $346,000 and $271,000 for the three month periods ended September 30, 2001 and 2000, respectively.
2.  Includes the average allowance for loan losses of $9,668,000 and $7,460,000 and average deferred loan fees of $1,027,000 and $717,000 for the three months ended September 30, 2001 and 2000, respectively.
3.  Net interest margin is computed by dividing net interest income by the total average earning assets.



                                                                                  (Unaudited)
                                                                        Nine Months Ended September 30,
(Taxable Equivalent Basis)                                        2001                                   2000
                                                     ------------------------------         ------------------------------
                                                      Avg.                     Avg.            Avg.                   Avg.
(In thousands, except percentages)                   Balance      Interest    Yield          Balance     Interest    Yield
                                                     -------      --------    -----          -------     --------    -----
Assets:
Earning Assets
  Loans (1) (2)                                      $ 492,797     $ 32,651     8.86%        $ 408,885    $ 30,193     9.86%
  Taxable investments                                  101,842        4,726     6.20%          107,999       5,602     6.93%
  Tax-exempt securities (tax equiv. basis)              48,367        2,462     6.80%           36,067       1,776     6.58%
  Federal funds sold                                    11,254          399     4.74%           16,556         781     6.30%
                                                   ------------   ----------                -----------  ----------
Total Earning Assets                                   654,260     $ 40,238     8.22%          569,507    $ 38,352     9.00%
Cash & due from banks                                   42,439    ----------                    38,327   ----------
Other assets                                            15,267                                  16,511
                                                   ------------                             -----------
                                                     $ 711,966                               $ 624,345
                                                   ============                             ===========

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                                    $  95,876     $    974     1.36%        $  97,338    $  1,200     1.65%
  Savings                                              128,364        3,150     3.28%          104,459       2,757     3.53%
  Time deposits                                        243,402       10,013     5.50%          216,447       9,156     5.65%
  Other borrowings                                       6,911          292     5.65%            6,015         287     6.37%
                                                   ------------   ----------                -----------  ----------
Total interest bearing liabilities                     474,553       14,429     4.07%          424,259      13,400     4.22%
Demand deposits                                        168,309    ----------                   139,590   ----------
Other Liabilities                                        7,181                                   5,466
                                                   ------------                             -----------
Total Liabilities                                      650,043                                 569,315
Shareholders' Equity                                    61,923                                  55,030
                                                   ------------                             -----------
                                                     $ 711,966                               $ 624,345
                                                   ============                             ===========

Net interest income & margin (3)                                   $ 25,809     5.27%                     $ 24,952     5.85%
                                                                  ==========   =======                   ==========   =======



1.  Loan interest income includes fee income of $1,025,000 and $745,000 for the nine month periods ended September 30, 2001 and 2000, respectively
2.  Includes the average allowance for loan losses of $9,513,000 and $6,563,000 and average deferred loan fees of $957,000 and $714,000 for the nine months ended September 30, 2001 and 2000, respectively.
3.  Net interest margin is computed by dividing net interest income by the total average earning assets.



Volume/Rate Analysis
(in thousands) Three Months Ended September 30, 2001 over 2000
Increase (decrease) due to change in:
                                                                                      Net
Interest-earning assets:                            Volume           Rate (4)        Change
                                                    ------           --------        ------
   Net Loans (1)(2)                                  $ 2,709        $ (2,623)         $   86
   Taxable investment securities                        (210)           (263)           (473)
   Tax exempt investment securities (3)                  216              26             242
   Federal funds sold                                   (244)            (55)           (299)
                                                  -----------     -----------     -----------
     Total                                             2,471          (2,915)           (444)
                                                  -----------     -----------     -----------

Interest-bearing liabilities:
   Demand deposits                                        12            (101)            (89)
   Savings deposits                                      260            (206)             54
   Time deposits                                         311            (536)           (225)
   Other borrowings                                       70             (30)             40
                                                  -----------     -----------     -----------
     Total                                               653            (873)           (220)
                                                  -----------     -----------     -----------
Interest differential                                $ 1,818        $ (2,042)         $ (224)
                                                  ===========     ===========     ===========

1.  The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
2.  Loan fees of $345,000 and $271,000 for the quarters ended September 30, 2001 and 2000, respectively have been included in the interest income computation.
3.  Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2001 and 2000.
4.  The rate / volume variance has been included in the rate variance.


Volume/Rate Analysis
(in thousands) Nine Months Ended September 30, 2001 over 2000
Increase (decrease) due to change in:
                                                                               Net
Interest-earning assets:                          Volume       Rate (4)       Change
                                                  ------       --------       ------
   Net Loans (1)(2)                             $ 6,188       $ (3,730)      $ 2,458
   Taxable investment securities                   (319)          (557)         (876)
   Tax exempt investment securities (3)             605             81           686
   Federal funds sold                              (250)          (132)         (382)
                                              ----------     ----------    ----------
     Total                                        6,224         (4,338)        1,886
                                              ----------     ----------    ----------

Interest-bearing liabilities:
   Demand deposits                                  (18)          (208)         (226)
   Savings deposits                                 631           (238)          393
   Time deposits                                  1,139           (282)          857
   Other borrowings                                  43            (38)            5
                                              ----------     ----------    ----------
     Total                                        1,795           (766)        1,029
                                              ----------     ----------    ----------
Interest differential                           $ 4,429       $ (3,572)      $   857
                                              ==========     ==========    ==========

1. The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
2. Loan fees of $1,025,000  and $745,000 for the nine months ended September 30, 2001 and 2000, respectively, have been included in the interest income computation.
3. Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2001 and 2000.
4. The rate / volume variance has been included in the rate variance.



Provision for Loan Losses
-------------------------

The Bank provided $760,000 for loan losses in the third quarter of 2001 as compared to $1,530,000 in the third quarter of 2000. For the nine month period ended September 30, 2001, the Bank provided $955,000 versus $2,856,000 in the year earlier period. The provision for loan losses that has been recorded in 2001 and 2000 is based on factors which consider the loan growth, changing portfolio mix and prevailing local and national economic conditions to establish the required level of loan loss reserves. The ratios of the allowance for loan losses to total loans at each quarter end were 1.79% and 1.91%, respectively. (See the "Credit Risk and Allowance for Loan Loss" section for additional discussion).

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $927,000 in the third quarter of 2001, which was up $255,000 over the same period in 2000. The Bank realized $165,000 in gains on the sale of investment securities  in the  third  quarter  of  2001  versus  none  in the  prior  year quarter. Commissions on mortgage originations were up $60,000 (196.9%) as refinance activity continued to be very active. Other increases were generally due to increased activity.

For the first nine months of 2001, noninterest income was $2,352,000 versus $1,849,000 in the same period last year. Service charges on deposits were up $136,000 (10.7%) due to increased activity. Other fees were $202,000 (47.3%) higher in the first half of 2001. Approximately 75% of other fees increase was due to the growth in commission on mortgage originations. As the interest rates declined during 2001, the activity in residential mortgage lending has picked up significantly. Gains on the sale of investment securities have added $168,000 to noninterest income in 2001.

Noninterest Expense
-------------------

Noninterest expenses increased $451,000 (10.5%) to a total of $4,749,000 in the third quarter of 2001 versus third quarter 2000. Salary and employee benefits expenses increased $346,000 (13.5%) primarily due to additional staff for the new Hollister branch opened in October 2000, internal growth, higher benefit costs, and normal salary increases. On a quarter over quarter basis, premises and fixed asset expenses were higher by $93,000 (11.8%). Costs of the new branch, higher prices and increased activity contributed to the increase. Other expenses for the third quarter of 2001 were $960,000 up slightly from $948,000 in the prior year quarter. Management has implemented expense control measures in view of the weaker economy and lower interest rates. The efficiency ratio for the two quarters was 49.6% and 45.0%, respectively.

Noninterest expenses for the nine month period ending September 30, 2001 were $14,465,000 versus $12,754,000 for the same period in 2000. Salaries and benefits increased $1,370,000 (18.5%) and premises and fixed asset expenses were up $349,000 (15.4%) due to the factors discussed in the previous paragraph plus the additional costs of operating the Watsonville branch, which was opened in June 2000. Other expenses were essentially flat between the two periods. The efficiency ratio for the first nine months of 2001 was 51.4% as compared to 47.6% in the same period of 2000.

Provision for Income Taxes
--------------------------

The effective tax rate for the third quarter and first nine months of 2001 was 37.5% for both periods, versus 36.0% and 38.0% for the same periods of 2000, respectively. The year-to-date estimated tax rate in 2001 is lower as tax exempt loans and investment securities represent a higher percentage of income.

Securities
----------

At September 30, 2001, available-for-sale securities had a market value of $144,166,000 with an amortized cost basis of $142,071,000. The unrealized gain of $2,095,000 at September 30, 2001 represented an increase of $2,364,000 from the unrealized loss of $269,000 at June 30, 2001. The unrealized gain was the result of the changes in the yield curve and market spreads in the securities markets in the third quarter.

Loans
-----

Ending loan  balances at  September  30, 2001 were  $570,379,000,  which was an increase of  $96,984,000  (20.5%) from year-end 2000 balances and  $119,886,000
(18.6%) from September 30, 2000 balances. All categories of loans were higher on a year over year basis. The real estate-other category had the highest growth in outstanding balances as it increased $74,479,000 (32.2%). Real estate construction has also shown strong growth of $38,297,000 (100.4%) over September 30, 2000 balances. The construction projects cover a broad spectrum of economic activity in the Bank's market including the tourism industry, agricultural industry, other commercial enterprises as well as residential construction. Loan demand was very strong in the third quarter as over half of the year over year growth occurred during the past three months. Management does not expect such vigorous growth to continue in the fourth quarter.

Nonperforming Assets
--------------------

Non-performing assets are comprised of loans delinquent 90 days or more with respect to interest or principal, loans for which the accrual of interest has been discontinued, and other real estate, which has been acquired through foreclosure and is awaiting disposition.

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

Real estate and other assets acquired in satisfaction of indebtedness are recorded at the lower of estimated fair market value net of anticipated selling costs or the recorded loan amount, with any difference treated as a loan loss. Costs of maintaining other real estate owned and gains or losses on the subsequent sale are reflected in current earnings.

The following is a summary of nonperforming assets:

(In thousands, except percentages)                                  September 30,          June 30,          December 31,
                                                                        2001                 2001                2000
                                                                        ----                 ----                ----
Past due 90 days or more and still accruing :
   Real estate                                                             $   450             $ 3,055               $  10
   Commercial                                                                  245                 721                 215
   Consumer and other                                                            -                   1                   5
                                                                   ----------------     ---------------      --------------
                                                                               695               3,777                 230
                                                                   ----------------     ---------------      --------------
Nonaccrual:
   Real estate                                                                 592                 101                   -
   Commercial                                                                  214                 109                 329
   Consumer and other                                                           14                  15                   -
                                                                   ----------------     ---------------      --------------
                                                                               820                 225                 329
                                                                   ----------------     ---------------      --------------
Total nonperforming loans                                                  $ 1,515             $ 4,002               $ 559
                                                                   ================     ===============      ==============

Allowance for loan losses as a percentage of nonperforming loans              675%                238%               1676%
Nonperforming loans to total loans                                           0.27%               0.79%               0.12%


Nonperforming loans decreased $2,487,000 during the third quarter of 2001 compared to June 30, 2001 primarily as a result of a single loan for $2.8 million, which was no longer classified as 90 days past due at the end of third quarter. Excluding that loan, the net increase was $313,000. On October 1, a real estate loan in the amount of $450,000 listed in past due 90 days was brought current. Adjusting for that payment, the nonperforming loans to total loans would have been 0.19%. While the agricultural economy in the Bank's service area has seemingly not been affected by the national economic slow down, tourism in the Monterey area has seen a reduction in occupancy rates and general level of activity. Management is closely monitoring the loan portfolio for any indications of weakness that could manifest into loan problems. At quarter end, the nonperforming loans were 0.20% of total assets and 0.27% of total loans. This compared to 0.54% and 0.79% at June 30, 2001 and 0.08% and 0.12% at December 31, 2001.

At September 30, 2001, the recorded investment in loans that are considered impaired under SFAS No. 114 was $1,228,000 of which $45,000 are included in nonaccrual loans above. Valuation allowances were computed on all impaired loans and totaled $353,000 based on the estimated fair value of the collateral. At December 31, 2000, the recorded investment in loans considered impaired was $1,691,000, including $215,000 of nonaccrual loans above and $1,010,000 of restructured loans performing in compliance with modified terms. Management is not aware of any potential problem loans, other than the impaired loans disclosed above, which were accruing and current at September 30, 2001, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Credit Risk and Allowance for Loan Losses
-----------------------------------------

The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically grade new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of credit losses experienced by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

Ultimately, credit quality may be influenced by underlying trends in economic and business cycles. The Company's business is concentrated in Monterey, San Benito and Santa Cruz counties in California. These counties are heavily dependent on agriculture and tourism industries as their main economic base. As a result, the Company lends money to individuals and companies dependent upon these two industries. In addition, the Company has significant extensions of credit and commitments to extend credit, which are secured by real estate. At September 30, 2001, the Company had outstanding real estate and real estate construction loans totaling $382,305,000, which represented 67.0% of the loan portfolio. Approximately 8.7% of the portfolio is for loans for hotels and motels. Although management believes the concentration does not have more than the normal risk of collectibility, a substantial decline in the national or local economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on the collectibility of these loans. Adverse economic conditions could require an increase in the provision for loan and lease losses, which in turn could adversely affect the Company's future prospects, results of operations, profitability and stock price.

The allowance for loan losses reflects management's judgment as to the level considered adequate to absorb probable losses inherent in the loan portfolio. The allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate allowance based upon information currently available to analyze loan loss potential, including (1) the loan portfolio balance in the period;
(2) a comprehensive  grading and review of new and existing loans  outstanding;
(3) actual previous charge-offs; and, (4) changes in economic conditions.

In determining the allowance for estimated losses related to specifically identified loans, management evaluates its allowance on an individual loan basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Specific valuation allowances for secured loans are determined by the excess of recorded investment in the loan over the fair market value or net realizable value where appropriate, of the collateral. In determining overall general valuation allowances to be maintained and the loan loss allowance ratio, management evaluates many factors including prevailing and forecasted economic conditions, regular reviews of the quality of loans, industry experience, historical loss experience, composition and geographic concentrations of the loan portfolio, the borrowers' ability to repay and repayment performance and estimated collateral values.

Management believes that the allowance for loan losses at September 30, 2001 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:


                                       Three months ended             Nine months ended
                                          September 30,                 September 30,
(In thousands, except percentages)     2001           2000          2001           2000
                                       ----           ----          ----           ----

Beginning balance                    $  9,509        $ 7,018       $  9,371      $  5,596
   Provision charged to expense           760          1,530            955         2,856
   Loans charged off                      (62)          (181)          (166)         (200)
   Recoveries                              17             22             64           137
                                     ---------       --------      ---------     ---------
Ending balance                       $ 10,224        $ 8,389       $ 10,224      $  8,389
                                     =========       ========      =========     =========

Ending loan portfolio                                              $ 570,379     $ 439,838
                                                                   =========     =========

Allowance for loan losses as percentage of ending loan portfolio       1.79%         1.91%


Liquidity
---------

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2001 were approximately $183,783,000 and $877,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged short-term marketable investments, and salable SBA loans. On September 30, 2001 consolidated liquid assets totaled $107.6 million or 14.1% of total assets as compared to $140.0 million or 19.8% of total consolidated assets on December 31, 2000. In addition to liquid assets, the Bank maintains lines of credit with correspondent banks for up to $80,000,000 available on a short-term basis. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources
-----------------

The Company's total shareholders' equity was $65,612,000 at September 30, 2001 compared to $59,854,000 at December 31, 2000.

The Company and the Bank are subject to regulations issued by the Board of Governors and the FDIC, which require maintenance of a certain level of capital. Under the regulations, capital requirements are based upon the composition of an institution's asset base and the risk factors assigned to those assets. The guidelines characterize an institution's capital as being "Tier 1" capital (defined to be principally shareholders' equity less intangible assets) and "Tier 2" capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk weighted assets). The guidelines require the Company and the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The following table shows the Company's actual capital amounts and ratios at September 30, 2001 and December 31, 2000 as well as the minimum capital ratios for capital adequacy under the regulatory framework:


                                                                                          For Capital
                                                           Actual                      Adequacy Purpose:
Company                                             Amount         Ratio             Amount         Ratio
-------                                             ------         -----             ------         -----
As of September 30, 2001:
-------------------------
Total Capital (to Risk Weighted Assets):        $ 71,631,000       11.4%         $ 50,143,558        8.0%
Tier 1 Capital (to Risk Weighted Assets):         63,767,000       10.2%           25,071,779        4.0%
Tier 1 Capital (to Average Assets):               63,767,000        8.5%           29,983,263        4.0%

As of December 31, 2000:
------------------------
Total Capital (to Risk Weighted Assets):          66,892,000       12.3%           43,490,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):         60,098,000       11.1%           21,745,000        4.0%
Tier 1 Capital (to Average Assets):               60,098,000        9.1%           26,344,000        4.0%


                                                                                          For Capital
                                                           Actual                      Adequacy Purpose:
Community Bank                                      Amount         Ratio             Amount         Ratio
--------------                                      ------         -----             ------         -----
As of September 30, 2001:
-------------------------
Total Capital (to Risk Weighted Assets):        $ 62,014,000       10.1%         $ 49,354,263        8.0%
Tier 1 Capital (to Risk Weighted Assets):         54,272,000        8.8%           24,677,132        4.0%
Tier 1 Capital (to Average Assets):               54,272,000        7.3%           29,764,634        4.0%

As of December 31, 2000:
------------------------
Total Capital (to Risk Weighted Assets):          63,866,000       11.8%           43,273,000        8.0%
Tier 1 Capital (to Risk Weighted Assets):         57,073,000       10.6%           21,637,000        4.0%
Tier 1 Capital (to Average Assets):               57,073,000        8.7%           26,251,000        4.0%




                        Item 3. MARKET RISK MANAGEMENT

Overview
--------

The goal for managing the assets and liabilities of the Bank is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Bank to undue interest rate risk. The Board of Directors has overall responsibility for the Company's interest rate risk management policies. The Bank has an Asset and Liability Management Committee (ALCO), which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. The latest simulation forecast using
May 31, 2001 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 200 basis points would result in an increase of $2,869,000 in net interest income. Conversely, a 200 basis point decrease would result in a decrease of $3,451,000 in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

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

                                 OTHER MATTERS

California Power Crisis
-----------------------

      The State of California has recently experienced periodic electric power shortages. It is uncertain whether these shortages will continued. However, conservation efforts and unanticipated cooler weather during the second and third quarters of 2001 have resulted in lower demand for electricity throughout California and an electricity surplus. California also initiated action to supplement conservation efforts including acceleration of the approval process for development of new energy production facilities and entering into long-term energy contracts for the supply of electricity. If electric power shortages occur in the future, the Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiaries' significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

Accounting Pronouncements
-------------------------

The Financial Standards Accounting Board ("FASB") adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" covering elimination of pooling accounting treatment in business combinations and financial accounting and reporting for acquired goodwill and other intangible assets at acquisition. SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition
Contingencies of Purchased Enterprises" and is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all mergers and business combinations initiated after the effective date must be accounted for as "purchase" transactions. A merger or business combination was considered initiated if the major terms of the transaction, including the exchange or conversion ratio, were publicly announced or otherwise disclosed to shareholders of the combining companies prior to the effective date.
Goodwill in any merger or business combination which was not initiated prior to the effective date will be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB concurrently adopted SFAS No. 142,
"Goodwill and Other Intangible Assets" to address financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date, for fiscal years beginning after December 15, 2001. It is not certain what effect SFAS No. 141 and SFAS No. 142 may have upon the pace of business combinations in the banking industry in general or upon prospects of any merger or business combination opportunities involving the Company in the future. The Company is required to adopt SFAS No. 142 beginning January 1,
2002. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations, or cash flows as the Company had no goodwill as of September 30, 2001 and all of the Company's intangible assets at September 30, 2001 will continue to be amortized.

Effects of Terrorism
--------------------

The  terrorist   actions  on  September  11,  2001  and  thereafter   have  had
significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

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

      (3.1)  Articles of Incorporation,  incorporated by reference from Exhibit
             3.1 to Form 10-Q, filed with the Commission on August 13, 2001.

      (3.2) Bylaws, as amended, incorporated by reference from Exhibit 3.2 to Form 10-Q, filed with the Commission on August 13, 2001.

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

     *(10.7) 1994  Stock  Option  Plan,   as  amended  and   restated,
             incorporated   by  reference  from  Exhibit  99  to   Registration
             Statement on Form S-8, No. 333-16257, filed with the Commission on November 15, 1996.

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

    *(10.15) Form  of  Indemnification   Agreement,   incorporated  by
             reference from Exhibit D to the Proxy Statement filed with the Commission on September 3, 1996 in connection with Registrant's 1996 Annual Shareholders' Meeting held on September 23, 1996.

     (10.16) Purchase  and   Assumption   Agreement  for  the
             Acquisition   of  Wells  Fargo  Bank  Branches   incorporated   by
             reference from Exhibit 10.17 to Registrant's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

      (21.1) The Registrant's only subsidiary is its wholly-owned subsidiary, Community Bank of Central California.

      *Denotes management contracts, compensatory plans or arrangements.

(b) Reports on Form 8-K - A current report on Form 8-K was filed with the Commission on October 29, 2001 reporting a press release dated October 18, 2001 regarding the Company's operating results for the quarter and nine month periods ended September 30, 2001.

SIGNATURES
----------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Novemer 7, 2001                          CENTRAL COAST BANCORP


                                    By: /s/ ROBERT M. STANBERRY
                                        ---------------------------------
                                          Robert M. Stanberry
                                          (Chief Financial Officer, Principal
                                          Financial and Accounting Officer)