Form 10-K
period 2001-12-31
CENTRAL COAST BANCORP
filed 2002-03-26
CIK 921085

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Year ended     December  31, 2001
                             ------------------

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from             to
                                      -------

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 7, 2002 was
$167,025,775.70. As of March 7, 2002, the registrant had 8,970,235 shares of Common Stock outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 13 from registrant's
definitive   proxy   statement  for  the  2002  annual  meeting  of
shareholders.


The Index to Exhibits is located at page 72       Page 1 of 200 Pages

                       CENTRAL COAST BANCORP
                             INDEX TO
                    ANNUAL REPORT ON FORM 10-K
                 FOR YEAR ENDED DECEMBER 31, 2001
Part I.                                                       Page
   Item 1.   Business                                               3
   Item 2.   Properties                                            14
   Item 3.   Legal Proceedings                                     15
   Item 4.   Submission of Matters to a Vote of Security Holders   15

Part II.
   Item 5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters                           16
   Item 6.   Selected Financial Data                               18
   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   21
   Item 7a.  Quantitative and Qualitative Disclosures About
             Market Risks                                          45
   Item 8.   Financial Statements and Supplementary Data           45
   Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                   67
Part III.
   Item 10.  Directors and Executive Officers of the Registrant    67
   Item 11.  Executive Compensation                                67
   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                            67
   Item 13.  Certain Relationships and Related Transactions        67

Part IV.
   Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                           68
Signatures                                                         71

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

In  June  of  2000,   the  Bank  opened  a  new  branch  office  in
Watsonville, which is in Santa Cruz County. In October of 2000, another new branch office was opened in Hollister, which is in San Benito County. The opening of these two branch offices was a first step in expanding the Bank's service area to include communities in contiguous counties outside of Monterey County. In February 2002, the Bank received regulatory approval to open a new branch in Gilroy, California. The estimated opening date for the branch is April 15, 2002. Gilroy is located at the southern end of the Santa Clara Valley in Santa Clara County. These three communities are of similar economic make-up to the agricultural based communities the Bank serves in Monterey County.

Until August 16, 2001, the Company conducted no significant activities other than holding the shares of the subsidiary Bank. On August 16, 2001 the Company notified the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, that the Company was engaged in certain lending activities. The Company purchased a loan from the Bank that the Bank had originated for a local agency that was categorized as a large issuer for taxation purposes. The Company is able to use the tax benefits of such loans. The Company may purchase similar loans in the future. Upon prior notification to the Board of Governors, the Company is authorized to engage in a variety of activities, which are deemed closely related to the business of banking.

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

The Company  operates an on-site  computer  system,  which provides
independent  processing  of  its  deposits,   loans  and  financial
accounting.

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans; real estate construction loans (both commercial and personal) and real estate-other loans. At December 31, 2001, these four categories accounted for approximately 33%, 3%, 14% and 50% of the Bank's loan portfolio, respectively.

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

As of December 31, 2001, the Bank served a total of 27 state, municipality and governmental agency depositors totaling $82,559,000 in deposits. Of this amount $30,000,000 is attributable to certificates of deposit for the State of California. In connection with the deposits of municipalities or other governmental agencies or entities, the Bank is generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits, which are insured by the Federal Deposit Insurance Corporation ("FDIC").

As of December 31, 2001, the Bank had total deposits of $724,862,000. Of this total, $231,501,000 represented
noninterest-bearing   demand  deposits,   $105,949,000  represented
interest-bearing demand deposits, and $387,412,000 represented interest-bearing savings and time deposits.

The principal sources of the Bank's revenues are: (i) interest and fees on loans; (ii) interest on investments (principally government securities); and (iii) interest on Federal Funds sold (funds loaned on a short-term basis to other banks). For the fiscal year ended December 31, 2001, these sources comprised 83.3 percent, 15.9 percent, and 0.8 percent, respectively, of the Bank's total interest income.

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

The Bank is licensed by the California Commissioner of Financial Institutions. Its deposits are insured by the FDIC, and it has chosen not to become a member of the Federal Reserve System. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for probable loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Commissioner, the FDIC and the Board of Governors and provide such additional information as the Commissioner, FDIC and the Board of Governors may require.

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

Under the Board of Governors' leverage capital standard an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the FDIC have also adopted a minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth.

At December 31, 2001, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See Footnote 14 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" below for a listing of the Company's and the Bank's risk-based capital ratios at December 31, 2001 and 2000.

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

The Bank has a current rating of "outstanding" for CRA compliance.

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

COMPETITION
-----------

At June 30, 2001, the competing commercial and savings banks had 67 branch offices in the cities of Castroville, Hollister, Gonzales, King City, Marina, Monterey, Salinas, Seaside and Watsonville where the Bank has its ten branch offices. Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2001, the Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $10,351,000 on an unsecured basis and $17,252,000 on a fully secured basis based on regulatory capital of $69,007,000

The Bank's business is concentrated in its service area, which primarily encompasses Monterey County, including the Salinas Valley area. In 2000 the Bank expanded its service area to include Hollister and Watsonville in San Benito and Santa Cruz Counties, respectively. As previously mentioned, the Bank has received FDIC and State approval to open a branch in Gilroy, which is in Santa Clara County. The Gilroy branch is expected to open in April 2002. The economy of the Bank's service area is dependent upon agriculture, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon data as of the most recent practicable date (June 30, 20011), there were 71 operating commercial and savings bank branch offices in Monterey County with total deposits of $4,474,913,000. This was an increase of $409,794,000 over the
June 30, 2000 balances. The Bank held a total of $643,094,000 in deposits, representing approximately 14.4% of total commercial and savings banks deposits in Monterey County as of June 30, 2001. In the two new expansion areas of Hollister and Watsonville, at June 30, 2001, there were 8 and 12 branch offices with total deposits of $516,569,000 and $716,450,000, respectively. At that date, the Bank had deposits of $23,022,000 and $8,612,000 in those two communities.

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

--------
1. "FDIC Institution Office Deposits:, June 30, 2001

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

The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. This Agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest-free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in
monetary   policies   and   their   impact  on  the  Bank  are  not
predictable. In 2001 the Federal Reserve Board lowered rates eleven times for a total of 475 basis points. The Federal Funds rate went from 6.50% at the beginning of the year to 1.75% at the end of the year. Such rate changes were not anticipated and they adversely impacted the Bank's net interest income for 2001 and will continue to do so in 2002.

In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios and the Bank's current levels of deposits, the Bank anticipates no change in the assessment rate applicable to the Bank during 2002 from that in 2001.

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

The federal financial institution agencies, especially the Office of the Comptroller of the Currency ("OCC") and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The OCC has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage.

On November 12, 1999, President Clinton signed into law The Financial Services Modernization Act of 1999 (the "FSMA"), which is potentially the most significant banking legislation in many years. The FSMA eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall"). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The FSMA repeals Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The FSMA includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the FSMA.

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

One further effect of the Act is to require that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

The Company and the Bank have not determined whether or when either of them may seek to acquire and exercise new powers or activities under the FSMA, and the extent to which competition will change among financial institutions affected by the FSMA has not yet become clear.

On October  26,  2001,  President  Bush  signed the USA Patriot Act
(the "Patriot Act"), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as the Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

Effective July 23, 2002, Section 312 of the Patriot Act creates a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company's results of operations.

Certain  legislative  and  regulatory  proposals  that could affect the Bank and the banking business in general are periodically introduced before the United States Congress, the California State Legislature and Federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject the Company and the Bank to increases in regulation, disclosure and reporting requirements, competition and the Bank's cost of doing business.

In addition to legislative changes, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such and regulations may have on the Company and the Bank.

As of December 31, 2001, the Company employed 221 persons primarily on a full time basis. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good

ITEM 2.  PROPERTIES

The headquarters office and centralized operations of the Company are located at 301 Main Street, Salinas, California. The Company owns and leases properties that house administrative and data processing functions and ten banking offices. Owned and leased facilities are listed below.

301 Main Street                    1658 Fremont Boulevard
Salinas, California                Seaside, California
32,500 square feet                 2,800 square feet
Leased (term expires 2007,         Leased  (term expires 2009
With two 7 1/2 year renewal        with one 10 year renewal
options)                           options)
Current monthly rent of            Current monthly rent of
$21,397.08                         $5,273.04

10601 Merritt Street               228 Reservation Road
Castroville, California            Marina, California
2,500 square feet                  3,000 square feet
Owned                              Leased  (term expires 2004
                                   with three 5 year
                                   renewal options)
                                   Current monthly rent of
                                   $3,090.00

400 Alta Street                    599 Lighthouse Avenue
Gonzales, California               Monterey, California.
5,175 square feet                  2,160 square feet
Leased  (term expires 2003         Leased  (term expires 2004
with three 5 year renewal          with two 10 year renewal
options)                           options)
Current monthly rent of            Current monthly rent of
$4,132.00                          $6,271.92

532 Broadway                       155 Westridge Drive
King City, California              Watsonville, California
4,000 square feet                  971 square feet
Leased  (term expires 2009         Leased  (term expires 2003
with two 5 year renewal            with two 3 year renewal
options)                           options)
Current monthly rent of            Current monthly rent of
$5,160.00                          $1,602.15

1285 North Davis Road              491 Tres Pinos Road
Salinas, California.               Hollister, California
3,200 square feet                  2,800 square feet
Leased  (term expires 2008         Leased  (term expires 2006
with two 5 year renewal            with one 3 year renewal
options)                           option)
Current monthly rent of            Current monthly rent of
$7,728.00                          $3,920.00

761 First Street
Gilroy, California
2,670 square feet
Leased (dated February 2002)
term expires
2007 with one five year
renewal option)
Current monthly rent of
$5,206

The above leases contain options to extend for three to fifteen years. Included in the above are two facilities leased from shareholders at terms and conditions which management believes are consistent with the commercial lease market. Rental rates are adjusted annually for changes in certain economic indices. The annual minimum lease commitments are set forth in Footnote 5 of Item 8 Financial Statements and Supplementary Data included in this report and incorporated here by reference. The foregoing summary descriptions of leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits hereto at page 72.

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

 No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)   Market Information

The Company's common stock is listed on the Nasdaq National Market exchange (trading symbol: CCBN). The table below presents the range of high and low prices for the common stock for the two most recent fiscal years based on information provided to the Company from Nasdaq. The prices have been restated to reflect the 10% stock dividends paid in February 2000 and 2001 and the 5 for 4 stock split in February 2002.



Calendar Year                          Low                   High
-------------                          ---                   ----

2001
   First Quarter                        $13.00               $ 15.80
   Second Quarter                        14.80                 21.00
   Third Quarter                         15.40                 20.08
   Fourth Quarter                        15.72                 18.34

2000
   First Quarter                        $10.42               $ 12.18
   Second Quarter                        10.64                 11.64
   Third Quarter                         11.00                 12.36
   Fourth Quarter                        12.18                 13.41


The closing price for the Company's common stock was $18.62 as of March 7, 2002.

(b)   Holders
      -------

As of March 7, 2002, there were approximately 2,300 holders of the common stock of the Company. There are no other classes of common equity outstanding.

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

Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $9,003,000 as of December 31, 2001.

To date, the Company has not paid a cash dividend and presently does not intend to pay cash dividends in the foreseeable future. The Company distributed a five-for-four stock split in February 2002, a ten percent stock dividend in February 2001 and a ten percent stock dividend in 2000. The Board of Directors will determine payment of dividends in the future after consideration of various factors including the profitability and capital adequacy of the Company and the Bank.

ITEM  6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data concerning the business of the Company and its subsidiary Bank. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report. Earnings per share information has been adjusted retroactively for all stock dividends and stock splits.

                                                       As of and for the Year Ended December 31
                                        ------------------------------------------------------------------------
In thousands (except per share data)           2001          2000           1999          1998           1997
                                               ----          ----           ----          ----           ----

Operating Results
-----------------
Total Interest Income                        $ 51,747      $ 51,415       $ 41,517      $ 37,354       $ 33,916
Total Interest Expense                         18,360        18,290         13,648        13,319         12,041
                                        ------------------------------------------------------------------------
   Net Interest Income                         33,387        33,125         27,869        24,035         21,875
Provision for Loan Losses                       2,635         3,983          1,484           159             64
                                        ------------------------------------------------------------------------
Net Interest Income After
   Provision for Credit Losses                 30,752        29,142         26,385        23,876         21,811
Noninterest Income                              3,129         2,433          2,231         2,084          1,765
Noninterest Expenses                           19,223        17,408         16,043        13,859         12,573
                                        ------------------------------------------------------------------------
Income before Income Taxes                     14,658        14,167         12,573        12,101         11,003
Income Taxes                                    5,149         5,241          4,522         4,948          4,500
                                        ------------------------------------------------------------------------
Net Income                                    $ 9,509       $ 8,926        $ 8,051       $ 7,153        $ 6,503
----------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share                       $ 1.05        $ 0.94         $ 0.82        $ 0.78         $ 0.72
Diluted Earnings Per Share                       1.01          0.91           0.80          0.72           0.66
----------------------------------------------------------------------------------------------------------------

Financial Condition and
   Capital - Year-End Balances
Total Loans                                 $ 606,300     $ 473,395      $ 395,597     $ 312,170      $ 255,494
Total Assets                                  802,266       706,693        593,445       543,933        497,674
Total Deposits                                724,862       633,209        518,189       489,192        450,301
Shareholders' Equity                           65,336        59,854         53,305        51,199         43,724
----------------------------------------------------------------------------------------------------------------

Financial Condition and
   Capital - Average Balances
Total Loans                                 $ 522,884     $ 424,172      $ 352,936     $ 275,850      $ 243,022
Total Assets                                  727,198       632,953        562,073       499,354        441,013
Total Deposits                                648,664       565,487        494,266       447,598        396,457
Shareholders' Equity                           62,918        55,762         52,069        47,587         39,969
----------------------------------------------------------------------------------------------------------------

Selected Financial Ratios
Rate of Return on:
   Average Total Assets                         1.31%         1.41%          1.43%         1.43%          1.47%
   Average Shareholders' Equity                15.11%        16.01%         15.46%        15.03%         16.27%
Rate of Average Shareholders' Equity
   to Total Average Assets                      8.65%         8.81%          9.26%         9.53%          9.06%
----------------------------------------------------------------------------------------------------------------

(a)   Average Balance Sheet and Net Interest Margin
      ---------------------------------------------

      (1) Distribution of Assets, Liabilities and Equity; Interest Rates and Interest Differential - Table One
           in Item 7. - "Management's Discussion and Analysis" included in this report sets forth the Company's average balance sheets (based on daily averages) and an analysis of interest rates and the interest rate differential for each of the three years in the period ended December 31, 2001 and is incorporated here by reference.

      (2) Volume/Rate Analysis - Information as to the impact of changes in average rates and average balances on interest earning assets and interest bearing liabilities is set forth in Table Two in Item 7. - "Management's Discussion and Analysis" and is incorporated here by reference.

(b)   Investment Portfolio
      --------------------

      (1) The book value of investment securities at December 31, 2001 and 2000 is set forth in Note 4 to the Consolidated Financial Statements included in Item 8 - "Financial Statements and Supplementary Data" included in this report and is incorporated here by reference.

      (2) The book value, maturities and weighted average yields of investment securities as of December 31, 2001 are set forth in Table Thirteen of Item 7. - "Management's Discussion and Analysis" included in this report and is incorporated here by reference.

      (3) There were no issuers of securities for which the book value was greater than 10% of shareholders' equity other than U.S. Government and U.S. Government Agencies and Corporations.

(c)  Loan Portfolio
     --------------

      (1) The composition of the loan portfolio is summarized in Table Three of Item 7. - "Management's Discussion and Analysis" included in this report and is incorporated here by reference.

      (2) The maturity distribution of the loan portfolio at December 31, 2001 is summarized in Table Twelve of Item
           7. - "Management's Discussion and Analysis" included in this report and is incorporated here by reference.

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

           A loan is considered to be impaired when it is probable that the borrower will be unable to pay all of the amounts due according to the contractual terms of the loan agreement

           For further discussion of nonperforming loans, refer to Table Four and the "Risk Elements" section of Item 7. - "Management's Discussion and Analysis" in this report.

(d)   Summary of Loan Loss Experience
      -------------------------------

      (1) An analysis of the allowance for loan losses showing charged off and recovery activity as of December 31, 2001 is summarized in Table Five of Item 7- "Management's Discussion and Analysis" included in this report and is incorporated here by reference. Factors used in determination of the allowance for loan losses are discussed in greater detail in the "Risk Elements" section of Management's Discussion and Analysis included in this report and are incorporated here by reference.

      (2) Management believes that any allocation of the allowance for probable loan losses into loan categories lends an appearance of exactness, which does not exist in that the allowance is utilized in total and is available for all loans. Further, management believes that the breakdown of historical losses as shown in Table Five of
          Item 7 - "Management's Discussion and Analysis" included in this report is a reasonable representation of management's expectation of potential losses inherent in the portfolio. However, the allowance for loan losses should not be interpreted as an indication of when charge-offs will occur or as an indication of future charge-off trends.

          For further discussion, refer to Table Six of Item 7. - "Management's Discussion and Analysis" in this report.

(e)   Deposits
      --------

      (1) Table One in Item 7. - "Management's Discussion and Analysis" included in this report sets forth the distribution of average deposits for the years ended December 31, 2001, 2000 and 1999 and is incorporated here by reference.

      (2) Table Eleven in Item 7. - "Management's Discussion and Analysis" included in this report sets forth the maturities of time certificates of deposit of $100,000 or more at December 31, 2001 and is incorporated here by reference.

(f)   Return on Equity and Assets
      ---------------------------

      (1) The Selected Financial Data table at page 16 of this section sets forth the ratios of net income to average assets and average shareholders' equity, and average hareholders' equity to average assets. As the Company has never paid a cash dividend, the dividend payout ratio is not indicated.

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

Critical Accounting Policies
----------------------------

General

Central Coast Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would
be  the  same,   the  timing  of  events  that  would   impact  our
transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see page 33.


Business Organization

Central Coast Bancorp (the "Company") is a California corporation, located in Salinas, California and was organized in 1994 to act as a bank holding company for Bank of Salinas. In 1996, the Company acquired Cypress Bank, which was headquartered in Seaside, California. Both banks were state-charted institutions. In July of 1999, the Company merged Cypress Bank into the Bank of Salinas and then renamed Bank of Salinas as Community Bank of Central
California (the "Bank"). As of December 31, 2001, the Bank operated ten full-service branch offices and one limited-service branch office. The Bank is headquartered in Salinas and serves individuals, merchants, small and medium-sized businesses, professionals, agribusiness enterprises and wage earners located in the tri-county area of Monterey, San Benito and Santa Cruz.

In  June  of  2000,   the  Bank  opened  a  new  branch  office  in
Watsonville, which is in Santa Cruz County. In October of 2000, another new branch office was opened in Hollister, which is in San Benito County. The opening of these two branch offices was a first step in expanding the Bank's service area to include communities in contiguous counties outside of Monterey County. In February 2002, the Bank received regulatory approval to open a new branch in Gilroy, California. The estimated opening date for the branch is April 15, 2002. Gilroy is located at the southern end of the Santa Clara Valley in Santa Clara County. These three communities are of similar economic make-up to the agricultural based communities the Bank serves in Monterey County.

Until August 16, 2001, the Company conducted no significant activities other than holding the shares of the subsidiary Bank. On August 16, 2001 the Company notified the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, that the Company was engaged in certain lending activities. The Company purchased a loan from the Bank that the Bank had originated for a local agency that was categorized as a large issuer for taxation purposes. The Company is able to use the tax benefits of such loans. The Company may purchase similar loans in the future. Upon prior notification to the Board of Governors, the Company is authorized to engage in a variety of activities, which are deemed closely related to the business of banking.

The following analysis is designed to enhance the reader's understanding of the Company's financial condition and the results of its operations as reported in the Consolidated Financial Statements included in this Annual Report. Reference should be made to those statements and the "Selected Financial Data" presented elsewhere in this report for additional detailed information. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Except within the "overview" section below, interest income and net interest income are presented on a tax equivalent basis.

Overview

For the 18th consecutive year, Central Coast Bancorp earned record net income on a year-over-year basis. Net income in 2001 increased 6.5% to $9,509,000 versus $8,926,000 in 2000. Diluted earnings per share for 2001, after giving effect to the 5 for 4 stock split distributed on February 28, 2002, was $1.01, up 11.0% from the $0.91 reported for 2000. For 2001, the Company realized a return on average equity of 15.1% and a return on average assets of 1.31%, as compared to 16.0% and 1.41% for 2000.

During 2001, total assets of the Company increased $95,573,000 (13.5%) to a total of $802,266,000 at year-end. At December 31,
2001,  loans totaled  $606,300,000,  up  $132,905,000  (28.1%) from the ending balances on December 31, 2000. Deposit growth in 2001, which includes $30,000,000 of State of California certificates of deposit, was $91,652,000 (14.5%). Deposits totaled $724,862,000 at year-end 2001.

These past two years have presented very different economic conditions for the banking business. In 2000, interest rates were increasing with the prime rate ending the year at 9.50%.
Competition for deposits was strong and by December 31, 2000 typical rates on one-year certificates of deposit exceeded 6%. On January 4, 2001, the Federal Reserve Bank made the first of eleven rate cuts during the year, which totaled 475 basis points resulting in a in a prime rate of 4.75% at December 31, 2001. At each rate cut variable rate loans repriced immediately or by the quarter end. Rates paid on deposit products were lowered as market conditions allowed and generally lagged the reduction in loan rates. The market rate for a one-year certificate at December 31, 2001was approximately 2.25%. However, certificates of deposit with longer average maturities will not reflect the decline in rates until they reprice at maturity. Thus, throughout 2001 as earning assets repriced more quickly than interest-bearing liabilities, the net interest margin declined with a resulting downward pressure on earnings. The increase in earning assets helped to offset the decline in yields. While the economic conditions for the past two years were very different, our community based banking model has provided the Company with continued growth in customer base, assets and earnings. We are proud of our record of 18 consecutive years of increased earnings, particularly in the face of the current economic and interest rate environment.

In June and October of 2000, the Bank opened new branch offices in Hollister and Watsonville. Both of these branches exceeded their budgeted loan and deposit targets. The San Benito Chamber of Commerce designated the Hollister branch as the "Professional Service Business of the Year." The award is an extraordinary accomplishment for a business in its first year of operation. We are very proud of the way in which both of these new branches have become an integral part of their respective community in such a short time. The success of these branches reinforces our strategy of expanding the Bank's footprint by opening traditional branches in communities with a similar economic base and structure to our existing markets. As announced, the Bank will open a new branch in Gilroy early in 2002. We anticipate opening one additional branch later this year.

Looking forward into 2002, it appears the year will provide another challenging economic environment. If the short-term interest rates do not decrease further, we would expect the Bank's net interest margin to be slightly lower than the fourth quarter 2001 rate of about 4.81%. Current economic data suggests that the country will have a slow recovery. With these factors in mind, the key for earnings growth is to continue to develop solid banking relationships, emphasize loan quality and control costs. In this, the Bank's twentieth year of operations, we expect to continue our record of continued earnings growth based on our current evaluation of economic data available to us.

(A)   Results of Operations

Net Interest Income/Net Interest Margin (fully taxable equivalent)

Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest  income for 2001 was  $34,489,000,  a $562,000  (1.7%)
increase over 2000. The rapidly changing interest rates in 2001 had a significant impact on the Bank's interest income and interest expense during the year. Interest income increased
$632,000  (1.2%) to total  $52,849,000 in 2001. The average balance of loans outstanding in 2001 was $96,002,000 (23.0%) higher than it was in 2000. This higher volume of loans contributed $9,559,000 to interest income from the prior year results. The average rate received on loans decreased from 9.93% in 2000 to
8.41% in 2001. This decrease of 152 basis points reduced interest income $7,829,000. In December of 2000 and during the first quarter of 2001, the Bank increased its holdings of tax exempt securities. This resulted in an increase of $899,000 in interest earned on tax-exempt securities in 2001, of which, $798,000 was due do higher volume and $101,000 was due to higher rates. Both the average rate and balance decreased on taxable investment securities resulting in a decrease of $1,340,000 in interest income. Interest earned on Fed funds sold was down
$657,000 due both to the volume and rates. Overall, the average rate received on earning assets in 2001 decreased 116 basis points to 7.89% from the 9.05% received in 2000.

Interest expense was $70,000 higher in 2001 over 2000, as the lower rates paid approximately offset the increase in the volume of interest bearing liabilities. Average balances of interest-bearing liabilities were higher in 2001 by $56,905,000, which added $2,694,000 to interest expense. Average rates paid on interest-bearing liabilities were down 49 basis points for the year. The lower rates reduced interest expense in 2001 by $2,624,000. Interest paid on interest bearing liabilities generally adjusts more slowly in response to market rate changes as time deposits and borrowings adjust at maturity.

As rates continued to come down in the fourth quarter of 2001, the average rates received on earning assets and the rates paid on interest-bearing liabilities decreased accordingly. In the fourth quarter, the average rate received on earning assets was 6.98% down from 9.16% in the year-ago period. The average rate paid on interest-bearing liabilities was 3.07% versus 4.49% in the fourth quarter of 2000. The net interest margin for the two periods was 4.81% and 5.93%, respectively. With no further rate cuts in the first quarter of 2002, management expects the net interest margin will be slightly lower than the 4.81% achieved in the fourth quarter.

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

Reserve Board raised interest rates six times for a total of 175 basis points. The higher interest rates increased the average yield on loans 67 basis points, which added $2,783,000 to interest income. The securities portfolio average balances decreased $12,066,000 (7.8%), which offset the increases in interest income by $757,000. The average yield received on securities was up 44 basis points and added $613,000 to interest income. Federal Funds sold interest income increased $908,000 due to both higher average balances and higher rates.

Interest expense increased $4,642,000 (34.0%) in 2000 over 1999. The average balances of interest bearing liabilities increased $49,628,000 (13.2%). The higher average balances resulted from a $58,677,000 (36.8%) increase in time deposits offset in part by an $8,768,000 decrease in interest bearing checking accounts. At times during 2000, the Bank had up to $40,000,000 in time deposits from the State of California. This compares to a maximum of $20,000,000 in 1999. Interest paid on time certificates in 2000 increased $4,569,000, which accounted for most of the overall increase in interest expense. Interest expense attributable to the higher volume in time deposits was $2,934,000 and the higher rates added $1,635,000. Average rates paid on time certificates were 75 basis points higher in 2000. Rates paid on all interest bearing liabilities were 66 basis points higher in 2000 than in 1999. Net interest margin for 2000 was 5.88% versus 5.65% in 1999.

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


Table One:  Analysis of Net Interest Margin on Earning Assets
-----------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)               2001                         2000                      1999
                               Avg.               Avg.      Avg.              Avg.      Avg.               Avg.
In thousands (except         Balance   Interest  Yield    Balance  Interest  Yield    Balance  Interest   Yield
  percentages)               -------   --------  -----    -------  --------  ------   -------  --------   -----

Assets:
Earning Assets
  Loans (1) (2)               $513,077  $ 43,135  8.41%    $417,075 $ 41,405 9.93%  $ 348,086  $ 32,234    9.26%
  Taxable investment
     securities                 99,488     6,000  6.03%     106,754    7,340 6.88%    120,422     7,596    6.31%
  Tax-exempt investment
     securities (3)             48,691     3,307  6.79%      36,601    2,408 6.58%     34,999     2,296    6.56%
  Federal funds sold             8,745       407  4.65%      16,857    1,064 6.31%      3,153       156    4.95%
                            ---------------------        --------------------       --------------------
Total Earning Assets           670,001  $ 52,849  7.89%     577,287 $ 52,217 9.05%    506,660  $ 42,282    8.35%
                                       ----------                   ---------                 ----------
Cash & due from banks           42,551                       39,432                    42,595
Other assets                    14,646                       16,234                    12,818
                            -----------                  -----------                ----------
                              $727,198                     $632,953                 $ 562,073
                            ===========                  ===========                ==========

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits             $ 97,785   $ 1,254  1.28%    $ 94,948  $ 1,551 1.63%  $ 103,716   $ 1,792    1.73%
  Savings                      129,358     3,940  3.05%     107,075    3,820 3.57%    105,000     3,447    3.28%
  Time deposits                247,388    12,732  5.15%     218,330   12,549 5.75%    159,653     7,980    5.00%
  Other borrowings               8,496       434  5.11%       5,769      370 6.41%      8,125       429    5.28%
                            ---------------------        --------------------       --------------------
Total interest bearing
     liabilities               483,027    18,360  3.80%     426,122   18,290 4.29%    376,494    13,648    3.63%
                                       ----------                   ---------                 ----------
Demand deposits                174,133                      145,134                   125,897
Other Liabilities                7,120                        5,935                     7,613
                            -----------                  -----------                ----------
Total Liabilities              664,280                      577,191                   510,004
Shareholders' Equity            62,918                       55,762                    52,069
                            -----------                  -----------                ----------
                              $727,198                     $632,953                 $ 562,073
                            ===========                  ===========                ==========
Net interest income &
    Margin (4)                         $ 34,489  5.15%             $ 33,927 5.88%             $ 28,634    5.65%
                                      =================            ===============           ===================

-----------------------------------------------------------------------------------------------------------------

1. Loans interest includes loan fees of $1,387,000, $997,000 and $1,096,000 in 2001, 2000 and 1999.
2. Average balances of loans include average allowance for loan losses of $9,807,000, $7,097,000 and $4,850,000 and average deferred loan fees of $978,000, $719,000 and $796,000 for the years ended December 31, 2001, 2000 and 1999, respectively.
3. Includes taxable-equivalent adjustments for income on securities that is exempt from federal income taxes. The federal statutory tax rate was 35% for 2001, 2000 and 1999.
4. Net interest margin is computed by dividing net interest income by total average earning assets.


Table Two: Volume/Rate Analysis
--------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001 over 2000 (In thousands)
Increase (decrease) due to change in:
                                                                                                       Net
Interest-earning assets:                                    Volume              Rate (4)             Change
                                                            ------              --------             ------
   Net Loans (1)(2)                                          $ 9,559             $ (7,829)            $ 1,730
   Taxable investment securities                                (501)                (839)             (1,340)
   Tax-exempt investment securities (3)                          798                  101                 899
   Federal funds sold                                           (513)                (144)               (657)
                                                          -----------          -----------         -----------
     Total                                                     9,343               (8,711)                632
                                                          -----------          -----------         -----------

Interest-bearing liabilities:
   Demand deposits                                                46                 (343)               (297)
   Savings deposits                                              798                 (678)                120
   Time deposits                                               1,675               (1,492)                183
   Other borrowings                                              175                 (111)                 64
                                                          -----------          -----------         -----------
     Total                                                     2,694               (2,624)                 70
                                                          -----------          -----------         -----------
Interest differential                                        $ 6,649             $ (6,087)              $ 562
                                                          ===========          ===========         ===========

--------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2000 over 1999 (In thousands)
Increase (decrease) due to change in:
                                                                                                       Net
Interest-earning assets:                                    Volume              Rate (4)             Change
                                                            ------              --------             ------
   Net Loans (1)(2)                                          $ 6,388              $ 2,783             $ 9,171
   Taxable investment securities                                (862)                 606                (256)
   Tax-exempt investment securities(3)                           105                    7                 112
   Federal funds sold                                            678                  230                 908
                                                          -----------          -----------         -----------
     Total                                                     6,309                3,626               9,935
                                                          -----------          -----------         -----------

Interest-bearing liabilities:
   Demand deposits                                              (152)                 (89)               (241)
   Savings deposits                                               68                  305                 373
   Time deposits                                               2,934                1,635               4,569
   Other borrowings                                             (124)                  65                 (59)
                                                          -----------          -----------         -----------
     Total                                                     2,726                1,916               4,642
                                                          -----------          -----------         -----------
Interest differential                                        $ 3,583              $ 1,710             $ 5,293
                                                          ===========          ===========         ===========

--------------------------------------------------------------------------------------------------------------
1. The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
2. Loan fees of $1,387,000, $997,000 and $1,096,000 for the years ended December 31, 2001, 2000 and 1999, respectively, have been included in the interest income computation.
3. Includes taxable-equivalent adjustments for income on securities that is exempt from  federal income taxes. The federal statutory tax rate was 35% for 2001, 2000 and 1999.
4. The rate / volume variance has been included in the rate variance.

Provision for Loan Losses

The Bank provided $2,635,000 for loan losses in 2001 as compared to $3,983,000 in 2000. The 2000 provision included $1,185,000 as a reserve for certain classified loans to a single borrower. During 2001, reductions in outstanding balances on those loans allowed for a reallocation of $370,000 of that allowance. The remaining decrease in the amount of the provision for loan losses is due to the change of loans inside the loan portfolio and the individual analysis of loan loss allowance required for each. Net loan charge-offs were $253,000 in 2001 compared to $208,000 in 2000. The ratio of net charge-offs to average loans outstanding was 0.05% in each of the two years. The ratios of the allowance for loan losses to total loans - net of deferred fees were 1.94% at December 31, 2001 and 1.98% at December 31, 2000.

In 2000, the Bank provided $3,983,000 for loan losses as compared to $1,484,000 in 1999. In providing for the allowance for loan losses the Company considered the significant growth in the loan portfolio of $77,798,000 (19.7%), geographic and industry concentrations, expansion into new geographic markets, and volatility and weaknesses in the local economy, including potential effects of power shortages, water supply, and volatile market prices for agricultural products. In addition, as mentioned in the preceding paragraph, $1,185,000 was provided for classified loans to a single borrower. Net loans charged-off in 1999 totaled $240,000 or 0.07% of average loans outstanding. The allowance for loan losses to total loans - net of deferred fees at December 31, 1999 was 1.41%.

Service Charges and Fees and Other Income

Noninterest income in 2001 increased $696,000 (28.6%) over 2000 to a total of $3,129,000. Service charges and fees related to deposit accounts increased $175,000 (10.0%) due to increased business activity. The low interest rates generated increased business for the Bank's mortgage origination activities. Fees related to this activity doubled to $334,000 in 2001 from $167,000 in 2000. The activity in mortgage refinancing is expected  to  decline  somewhat  in 2002.  Of the  total  increase,
$362,000 is related to securities transactions. In 2001, the Bank realized gains of $168,000 on the sale of investment securities versus a loss of $194,000 in 2000.

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

Salaries and Benefits

Salary and benefit expenses increased $1,538,000 (15.3%) in 2001 over 2000. The two new branches opened in mid to late 2000 accounted for $567,000 of the increase on a year-over-year basis. Salaries and benefits from all other operations were up $971,000 (9.9%). Due to normal merit reviews and staffing additions during the year, base salaries increased $653,000 (9.0%) Benefit costs increased commensurate with the salaries. At the end of 2001, the full time equivalent (FTE) staff was 221 versus 211 at the end of 2000.

For 2000, increases in salaries and benefits totaled $965,000 (10.6%). Salary expenses related to the staffing of the two new branch offices opened in the second half of the 2000 accounted for $287,000 of the increase. Salaries and benefits from continuing operations were up $678,000 (7.4%). Base salaries increased $421,000 (6.2%) due to normal merit reviews, competitive salary adjustments and staffing additions during the year. Benefit costs increased commensurate with the salaries. At the end of 2000, the full time equivalent (FTE) staff was 211 versus 204 at the end of 1999.

Occupancy and Furniture and Equipment

Occupancy and furniture and equipment  expense  increased  $294,000
(9.2%) to total $3,475,000 in 2001. The two branches opened in mid to late 2000 accounted for $121,000 of the increase on a year-over-year basis. Higher energy costs added $45,000, an increase of 29.2% exclusive of the new branches. Equipment related expenses and depreciation increased $108,000 (6.5%) after adjustment for the new branches.

Occupancy and fixed assets expense increased $542,000 (20.5%) in 2000 over 1999. The new Hollister and Watsonville branch offices accounted for $81,000 of the increase. For the rest of the Company, occupancy and fixed assets expense increased $461,000 (17.4%). Much of the increase is attributable to the full year effect of the relocation of two branch offices and remodeling of one branch office and operations office space during 1999.

Other Expenses

For the second consecutive year, other expenses declined slightly from the prior year level. In 2001, other expenses totaled
$4,129,000 down $17,000 from 2000. Adjusted for the two new branches added in 2000, other expenses were down $29,000. With the declining interest rate environment and the weak economic conditions in 2001, management made a concerted effort to control these costs. Cost control will be a continuing theme in 2002. The efficiency ratio (fully taxable equivalent), calculated by dividing noninterest expense by the sum of net interest income and noninterest income, for 2001 was 51.1% as compared to 47.9% in 2000.

Other expenses were down $142,000 (3.3%) in 2000 from 1999. The two new branch offices incurred other expenses totaling $45,000.
Thus,  other  expenses  for  other  operations  decreased  $187,000
(4.4%). In 1999, the Bank incurred one-time costs of approximately $263,000 associated with the merger of the Bank of Salinas and Cypress Bank to form Community Bank of Central
California.  Normal  price  increases  and  growth  in  the  Bank's operations accounted for the remaining higher expenses. The efficiency ratio (fully taxable equivalent) for 1999 was 52.0%.

Provision for Taxes

The effective tax rate on income was 35.1%, 37.0% and 36.0% in 2001, 2000 and 1999, respectively. In November and December of 2000 and in the first quarter of 2001, the Bank purchased approximately $12,600,000 of fixed rate municipal bonds. As a result, in 2001 tax-exempt interest income on a tax equivalent basis increased to be 6.26% of total interest income from 4.61% in 2000. Accordingly, the effective tax rate fell 1.9% in 2001. The effective tax rate of the Company was higher in 2000 over 1999 as tax-exempt instruments were a smaller percentage of earning assets. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,858,000, $1,513,000 and $1,326,000 in these years. Tax-exempt income of $2,754,000  $2,082,000  and  $1,998,000  from  investment
securities   and  loans  in  these  years   helped  to  reduce  the
effective tax rate.

(B)  Balance Sheet Analysis

Central Coast Bancorp's total assets at December 31, 2001 were $802,266,000 compared to $706,693,000 at December 31, 2000, representing an increase of 13.5%. The average balance of total assets was $727,198,000 in 2001, which represents an increase of 14.9% totaling $94,245,000 over the average total asset balance of $632,953,000 in 2000.

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); real estate construction loans (both commercial and personal); real estate-other loans and consumer loans. At December 31, 2001, these four categories accounted for approximately 33%, 14%, 50% and 3% of the Bank's loan portfolio, respectively, as compared to 36%, 12%, 50% and 2% at December 31, 2000. The Bank has
developed a very successful loan calling officer program. On a year-over-year basis beginning in 1997, the annual percentage of loan growth has been 6%, 22%, 27%, 20% and 28%. The Bank has attracted many new loan customers as well as better serving existing customers. All categories of loans reflect increased growth in 2001. The largest growth took place in the real estate-other category. However, the largest percentage gain of 59.1% was in the consumer category. A concerted effort was made in 2001 to offer a broader and more competitive package of consumer loans. Table Three summarizes the composition of the loan portfolio for the past five years as of December 31:


Table Three: Loan Portfolio Composite
-------------------------------------------------------------------------------------------------------------
In thousands                              2001            2000           1999           1998           1997
-------------------------------------------------------------------------------------------------------------
Commercial                            $ 199,761       $ 171,631      $ 159,385      $ 136,685      $ 124,714
Real Estate:
   Construction                          85,314          57,780         35,330         19,929         14,645
   Other                                306,622         234,890        188,600        144,685        107,354
Consumer                                 15,653           9,840         13,003         11,545          9,349
Deferred Loans Fees                      (1,050)           (746)          (721)          (674)          (568)
-------------------------------------------------------------------------------------------------------------
Total Loans                             606,300         473,395        395,597        312,170        255,494
Allowance for
   Loan Losses                          (11,753)         (9,371)        (5,596)        (4,352)        (4,223)
-------------------------------------------------------------------------------------------------------------
Total                                 $ 594,547       $ 464,024      $ 390,001      $ 307,818      $ 251,271
=============================================================================================================

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

Average net loans in 2001 were $513,077,000 representing an increase of $96,002,000 or 23.0% over 2000. Average net loans in 2000 were $417,075,000 representing an increase of $68,989,000 or 19.8% over 1999.

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

Ultimately, the credit quality of the Bank's loans may be influenced by underlying trends in the national and local economic and business cycles. The Bank's business is mostly concentrated in Monterey County. The County's economy is highly dependent on the agricultural and tourism industries. The agricultural industry is also a major driver of the economies of San Benito County and the southern portions of Santa Cruz and Santa Clara Counties, which represent the areas of the Bank's branch expansion plan. As a result, the Bank lends money to individuals and companies dependent upon the agricultural and tourism industries.

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $453 million at December 31, 2001. Although management believes this real estate concentration has no more that the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Not withstanding the foregoing, abnormally high rates of impairment due to general/local economic conditions could adversely affect the Company's future prospects and results of operations.

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

Management believes that its lending policies and underwriting standards will tend to mitigate losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Bank's loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Bank's service area and limiting investments outside of this area, 2) maintaining a thorough understanding of borrowers' knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Bank's construction lending officers. In addition, the Bank strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Four sets forth nonaccrual loans, loans past due 90 days or more, and restructured loans performing in compliance with modified terms, for December 31:

Table Four: Non-Performing Loans
-------------------------------------------------------------------------------------------------------
In thousands                                          2001       2000       1999       1998       1997
-------------------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing
   Commercial                                      $    68    $   215    $    51    $    73      $  73
   Real estate                                           -         10        303      1,174          6
   Consumer and other                                   12          5          -          -          -
-------------------------------------------------------------------------------------------------------
                                                        80        230        354      1,247         79
-------------------------------------------------------------------------------------------------------
Nonaccrual:
   Commercial                                          702        329         11        333        188
   Real estate                                         592          -      1,565        543        628
   Consumer and other                                    -          -          -          -          -
-------------------------------------------------------------------------------------------------------
                                                     1,294        329      1,576        876        816
-------------------------------------------------------------------------------------------------------
Restructured (in compliance with modified
   terms)- Commercial                                  955      1,010          -          -          -
-------------------------------------------------------------------------------------------------------
Total                                              $ 2,329    $ 1,569    $ 1,930    $ 2,123      $ 895
=======================================================================================================


Interest due but excluded from interest income on nonaccrual loans was approximately $45,000 in 2001, $64,000 in 2000 and $82,000 in 1999. In 2001 and 1999, interest income recognized from payments received on nonaccrual loans was $69,000 and $21,000, respectively (none was recognized in 2000).

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

At December 31, 2001, the recorded investment in loans that are considered impaired was $2,418,000 of which $1,294,000 is included in nonaccrual loans, and $955,000 is included in restructured loans above. Impaired loans had a valuation allowance of $536,000. The average recorded investment in impaired loans during 2001 was $2,638,000. The Company recognized interest income on impaired loans of $191,000,
$161,000  and  $92,000  in  2001,   2000  and  1999,   respectively
(including interest income of $98,000 on restructured loans in 2001 and in 2000).

There were no troubled debt restructurings or loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 2001. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2001, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

The Company held no real estate acquired by foreclosure at December 31, 2001 or 2000.


Allowance for Loan Losses

The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on our regular assessments of the probable estimated losses inherent in the loan portfolio and to a lesser extent, unused commitments to provide financing. Determining the adequacy of the allowance is a matter of careful judgment, which reflects consideration of all significant factors that affect the collectibility of the
portfolio  as  of  the  evaluation   date.  Our   methodology   for
measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated reserve. The unallocated allowance contains amounts that are based on management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. At December 31, 2001 the formula allowance was $9,043,000 compared to $7,336,000 at December 31, 2000. The increase in the formula allowance was primarily a result of the growth in loan balances in this category of $134,904,000 in 2001.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation higher than the formula reserve will be calculated based on the higher-than-normal probability of loss and/or a collateral shortfall. At December 31, 2001 the specific allowance was
$1,678,000 on loan base of $18,922,000 compared to a specific allowance of $1,111,000 on a loan base of $8,076,000 at December 31, 2000. The increase in the specific allowance in 2001 was primarily attributable to one credit, which was performing at year-end.

The  unallocated  allowance  contains  amounts  that  are  based on
management's   evaluation  of  conditions  that  are  not  directly
measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At December 31, 2001 the unallocated allowance was $1,032,000 compared to $925,000 at December 31, 2000. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

o The current national and local economic and business conditions, trends and developments, including the condition of various market segments within our lending area;

o  Changes  in   lending    policies  and   procedures,   including
   underwriting standards and collection, charge-off, and recovery practices;

o Changes in the nature, mix, concentrations and volume of the loan portfolio;

o The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank's current portfolio.

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by Management at December 31 2001 and set forth in the preceding paragraph.

The allowance for loan losses totaled $11,753,000 or 1.94% of total loans at December 31, 2001 compared to $9,371,000 or 1.98% at December 31, 2000. At those two dates, the allowance represented 505 and 597 percent of nonperforming loans.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Table Five summarizes, for the years indicated, the activity in the allowance for loan losses.

Table Five:  Allowance for Loan Losses
--------------------------------------------------------------------------------------------------------
                                       Year Ended   Year Ended   Year Ended    Year Ended    Year Ended
In thousands (except percentages)       12/31/01     12/31/00     12/31/99      12/31/98      12/31/97
--------------------------------------------------------------------------------------------------------

Average loans outstanding                $523,862     $424,891     $ 353,732     $ 276,437    $ 243,593
--------------------------------------------------------------------------------------------------------

Allowance for possible loan losses
 at beginning of period                   $ 9,371      $ 5,596       $ 4,352       $ 4,223      $ 4,372

Loans charged off:
   Commercial                                (349)        (273)         (333)         (130)        (279)
   Real estate                                 (2)           -           (41)          (16)        (100)
   Consumer                                   (79)        (119)          (26)          (31)         (61)
--------------------------------------------------------------------------------------------------------
                                             (430)        (392)         (400)         (177)        (440)
--------------------------------------------------------------------------------------------------------
Recoveries of loans previously
 charged off:
   Commercial                                 162          170           143           116          162
   Real estate                                  -            -             7            20           28
   Consumer                                    15           14            10            11           37
--------------------------------------------------------------------------------------------------------
                                              177          184           160           147          227
--------------------------------------------------------------------------------------------------------
Net loans charged off                        (253)        (208)         (240)          (30)        (213)

Additions to allowance charged
  to operating expenses                     2,635        3,983         1,484           159           64
--------------------------------------------------------------------------------------------------------
Allowance for possible loan
  losses at end of period                $ 11,753      $ 9,371       $ 5,596       $ 4,352      $ 4,223
--------------------------------------------------------------------------------------------------------

Ratio of net charge-offs to
  average loans outstanding                 0.05%        0.05%         0.07%         0.01%        0.09%

Provision of allowance for possible loan
 losses to average loans outstanding        0.50%        0.94%         0.42%         0.06%        0.03%

Allowance for possible loan losses to loans
 net of deferred fees at year end           1.94%        1.98%         1.41%         1.39%        1.65%
--------------------------------------------------------------------------------------------------------

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and historical loss data. Table Six summarizes the allocation of the allowance for loan losses at December 31, 2001 and 2000.


Table Six:  Allowance for Loan Losses by Loan Category
----------------------------------------------------------------------------------------
                                    December 31, 2001             December 31, 2000
                                    -----------------             -----------------
                                             Percent of                     Percent of
                                            loans in each                 loans in each
                                             category to                   category to
In thousands (except percentages)  Amount    total loans         Amount    total loans
----------------------------------------------------------------------------------------

Commercial                          $  7,397         33%           $ 5,602          36%
Real estate                            3,019         64%             2,589          62%
Consumer                                 305          3%               255           2%
----------------------------------------------------------------------------------------
Total allocated                       10,721        100%             8,446         100%
Total unallocated                      1,032                           925
----------------------------------------------------------------------------------------
   Total                            $ 11,753                       $ 9,371
----------------------------------------------------------------------------------------

Other Real Estate Owned

The Company held no real estate acquired by foreclosure at December 31, 2001 or 2000.

Deposits

At  December  31,  2001,  deposits  totaled  $724,862,000  up  from
$633,210,000 at the end of 2000. The 2001 year-end balances included $30,000,000 in certificates from the State of California. These deposits are placed in the Bank at its request and are secured by pledged investment securities. The deposit growth in 2001, exclusive of the State certificates, was $61,652,000 (9.7%).

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed
regularly   by   management.   The   Company's   capital   position
represents the level of capital available to support continued operations and expansion.

Since October of 1998 and through December 31, 2001, the Board of Directors of the Company has authorized three separate plans to repurchase up to 5% (in each plan) of the outstanding shares of the Company's common stock. Purchases are made from time to time, in the open market and negotiated transactions and are subject to appropriate regulatory and other accounting requirements. The following common share amounts and average prices paid have been adjusted to give effect to all applicable stock dividends and splits. The Company acquired 313,419 shares of its common stock in the open market during 2001, 513,618 in 2000 and 250,835 in 1999 at average prices of approximately $15.31, $11.88 and $10.66 per share, respectively. The Company completed repurchases under the first and second plans in May 2000 and April 2001, respectively. At December 31, 2001, there were 279,904 shares remaining to repurchase under the third plan. These repurchases are made with the intention to lessen the dilutive impact of issuing new shares to meet stock option plans as well as for capital management objectives.

The Company's primary capital resource is shareholders' equity, which increased $5.5 million or 9.2% from the previous year-end.

The ratio of total risk-based capital to risk-adjusted assets was 11.1% at December 31, 2001, compared to 12.3% at December 31, 2000. Tier 1 risk-based capital to risk-adjusted assets was 9.9% at December 31, 2001, compared to 11.1% at December 31, 2000.
The capital ratios are lower in 2001 as compared to 2000 as risked-based assets grew at a higher rate than did capital.


Table Seven: Capital Ratios
                                         As of December 31,
                                         -----------------

                                          2001      2000
                                          ----      ----
Tier 1 Capital                            9.9%     11.1%
Total Capital                            11.1%     12.3%
Leverage                                  8.4%      9.1%


See the discussion of capital requirements in "Supervision and Regulation" and in Footnote 13 - Regulatory Matters in the
Consolidated Financial Statements.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase faster than the corresponding rate that capital grows through retention of earnings the Company generates in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. Inflation did not have a material effect upon the Company's results of operations during the year 2001.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. The Company's 2002 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2001 balances.

The following assumptions were used in the modeling activity:
      Earning asset growth of 5.6% based on ending balances
      Loan growth of 4.0% based on ending balances
      Investment and funds sold growth of 8.2% based on ending balances
      Deposit growth of 4.0% based on ending balances
      Balance sheet target balances were the same for all rate scenarios

The following table summarizes the effect on net interest income of a (+/- 200) basis point change in interest rates as measured against a flat rate (no change) scenario.

Table Eight: Interest Rate Risk Simulation of Net Interest Income as of December 31, 2001

                                       Estimated Impact on
                                        2001 Net Interest
                                             Income
                                             ------
                                         (in thousands)
   Variation from flat rate scenario
    +200                                     $3,149
    -200                                    ($3,569)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

The Company also uses a second simulation scenario that rate shocks the balance sheet with an immediate parallel shift in interest rates of +/-200 basis points. This scenario provides estimates of the future market value of equity (MVE) and net interest income (NII). MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. The Bank measures the volatility of these benchmarks using a twelve month time horizon. Using the December 31, 2001 balance sheet as the base for the simulation, the following table summarizes the effect on net interest income of a +/-200 basis point change in interest rates:

Table Nine:  Interest  Rate Risk  Simulation  of NII as of December
31, 2001

                                  % Change             Change
                                   in NII              in NII
                                 from Current        from Current
                               12 Mo. Horizon      12 Month Horizon
                               --------------      ----------------
                                                    (in thousands)
      + 200bp                      16%                  $5,413
      - 200bp                     (20%)                ($6,981)

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

As reflected in Table Ten, at December 31, 2001, the cumulative gap through the one-year time horizon indicates a slightly liability sensitive position. Somewhere between one and five years the Bank moves into an asset sensitive position. This interest rate sensitivity table categorizes interest-bearing transaction deposits and savings deposits as repricing immediately. However, as has been observed through interest rate cycles, the deposit liabilities do not reprice immediately. Consequently, the Bank's net interest income varies as though the Bank is asset sensitive, i.e. as interest rates rise net interest income increases and vice versa. The asset sensitivity is validated by the modeling as presented in Tables Eight and Nine and the actual operating results in 2001 as the net interest margin decreased during a rapidly falling interest rate environment.


Table Ten: Interest Rate Sensitivity
December 31, 2001

---------------------------------------------------------------------------------------------------------------
Assets and Liabilities                                    Over three
which Mature or Reprice:                    Next day      months and      Over one
                                           and within       within       and within       Over
(In thousands)              Immediately   three months     one year      five years    five years     Total
---------------------------------------------------------------------------------------------------------------
Interest earning assets:
Investments                   $    1,236      $  10,590       $    103     $  51,061     $  74,163   $ 137,153
Loans, excluding
   nonaccrual loans
   and overdrafts                 13,874        373,040         60,292       108,898        47,594     603,698
---------------------------------------------------------------------------------------------------------------
Total                         $   15,110      $ 383,630       $ 60,395     $ 159,959     $ 121,757   $ 740,851
===============================================================================================================
Interest bearing
   liabilities:
Interest bearing demand       $  105,949      $       -      $       -     $       -     $       -   $ 105,949
Savings                          122,861              -              -             -             -     122,861
Time certificates                      -         96,153        145,990        22,240           168     264,551
Other Borrowings                       -             78            243         2,710         3,110       6,141
---------------------------------------------------------------------------------------------------------------
Total                         $  228,810      $  96,231      $ 146,233     $  24,950     $   3,278   $ 499,502
===============================================================================================================
Interest rate
   sensitivity gap            $ (213,700)     $ 287,399      $ (85,838)    $ 135,009     $ 118,479
Cumulative interest
   rate sensitivity gap       $ (213,700)     $  73,699      $ (12,139)    $ 122,870     $ 241,349
---------------------------------------------------------------------------------------------------------------
December 31, 2000
Interest rate
   sensitivity gap            $ (183,847)     $ 241,129      $(103,528)    $  83,474     $ 156,490
Cumulative interest
   rate sensitivity gap       $ (183,847)     $  57,282      $ (46,246)    $  37,228     $ 193,718
---------------------------------------------------------------------------------------------------------------


Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2001, were approximately $166,386,000 and $3,690,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco ("FHLB-SF") and sellable SBA loans. On December 31, 2001, consolidated liquid assets totaled $110.0 million or 13.7% of total assets as compared to $132.0 million or 18.7% of total consolidated assets on December 31, 2000. In addition to liquid assets, the Bank maintains short term lines of credit with correspondent banks. At December 31, 2001, the Bank had $80,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is affected by portfolio maturities as well as the affect interest rate fluctuations have on the market values of both assets and liabilities. The Bank holds all of its investment securities in the available-for-sale category. This enables the Bank to sell any of its unpledged securities to meet liquidity needs. In periods of rising interest rates, such as experienced throughout most of 1999 and the first half of 2000, bond prices decreased, which resulted in large unrealized losses within the Bank's investment portfolio. Unrealized losses limit the Bank's ability to sell these securities to provide liquidity without realizing those losses. As a means for providing liquidity from the investment portfolio when there are unrealized losses, the Bank has a master repurchase agreement with a correspondent bank. Such a repurchase agreement allows the Bank to pledge securities as collateral for borrowings to obtain liquidity without having to sell a security at a loss. In a declining interest rate environment such as experienced in 2001, as bond prices increase, liquidity is more easily obtained through security sales.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in Table Eleven. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Table Eleven: Certificates of Deposit in Denominations of $100,000 or More

---------------------------------------------------------------
In thousands                                December 31, 2001
---------------------------------------------------------------
 Three months or less                            $  75,503

 Over three months through six months               42,833

 Over six months through twelve months              65,889

 Over twelve months                                 17,405

-----------------------------------------------------------
 Total                                           $ 201,630
===========================================================

Loan demand also affects the Bank's liquidity position.  Table
Twelve presents the maturities of loans for the period indicated.


 Table Twelve:  Loan Maturities - December 31, 2001
------------------------------------------------------------------------------------------
                                         One year
                      One year           through              Over
 In thousands         or less           five years         five years           Total
------------------------------------------------------------------------------------------

  Commercial           $ 100,100           $ 77,547           $ 22,114          $ 199,761

  Real estate -
   construction           72,141                916             12,257             85,314

  Real estate -
    other                 40,602             95,263            170,757            306,622

   Consumer               10,081              4,951                621             15,653

------------------------------------------------------------------------------------------
  Total                $ 222,924          $ 178,677          $ 205,749          $ 607,350
------------------------------------------------------------------------------------------

 Loans shown above with maturities greater than one year include $290,459,000 of floating interest rate loans and $93,967,000 of fixed rate loans.



The maturity distribution and yields of the investment portfolios (on a taxable equivalent basis) are presented in Table Thirteen:


Table Thirteen:  Securities Maturities and Weighted Average Yields
-----------------------------------------------------------------------------------------------------------
                                                        December 31, 2001              December 31, 2000
                                                                    Weighted                      Weighted
                                                       Market        Average           Market      Average
In thousands (except percentages)                       Value         Yield             Value       Yield
-----------------------------------------------------------------------------------------------------------
Available for sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                            $     103       2.27%         $     300       5.79%
     Maturing after 1 year but within 5 years             47,223       6.21%            12,902       6.28%
     Maturing after 5 years but within 10 years           17,898       4.62%            61,559       6.45%
     Maturing after 10 years                              10,262       6.87%            10,366       6.42%
State & Political Subdivision
     Maturing within 1 year                                    -           -               238       3.80%
     Maturing after 1 year but within 5 years              3,823       7.05%             1,366       7.92%
     Maturing after 5 year but within 10 Years            23,151       6.58%            16,562       6.61%
     Maturing after 10 years                              22,867       6.95%            26,671       6.88%
Corporate Debt Securities
     Maturing within 1 year                                    -           -             9,957       8.24%
     Maturing after 10 years                              10,590       3.01%            11,192       7.75%
Other                                                      1,236           -             1,163           -
-----------------------------------------------------------------------------------------------------------
Total investment securities                            $ 137,153       5.96%         $ 152,276       6.70%
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

As of December 31, 2001, commitments to extend credit were the only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for freestanding financial derivative instruments such as futures, swaps, options etc and did not identify any embedded derivatives. Loan and letter of credit commitments increased to $170,076,000 from $150,473,000 at December 31, 2000. The commitments represent 28.1% of total loans at year-end 2001 versus 31.8% a year ago. The majority of the commitments have a maturity of one year or less. Commitments for home equity lines of credit totaling $14,700,000, which have a ten-year maturity, are the single largest category of commitments exceeding a one-year maturity.

Disclosure of Fair Value

The Financial Accounting Standards Board ("FASB"), adopted Statement of Financial Accounting Standards Number 107, "Disclosures About Fair Value of Financial Statements," requiring the disclosure of fair value of most financial instruments, whether recognized or not recognized in the financial statements. The intent of presenting the fair values of financial instruments is to depict the market's assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur.

In determining fair values, the Company used the carrying amount for cash, short-term investments, accrued interest receivable, short-term borrowings and accrued interest payable as all of these instruments are short term in nature. Securities are reflected at quoted market values. Loans and deposits have a long term time horizon, which required more complex calculations for fair value determination. Loans are grouped into homogeneous categories and broken down between fixed and variable rate instruments. Loans with a variable rate, which reprice quickly, are valued at carrying value. The fair value of fixed rate instruments is estimated by discounting the future cash flows using current rates. Credit risk and repricing risk factors are included in the current rates. Fair value for nonaccrual loans is reported at carrying value and is included in the net loan total. Since the allowance for loan losses exceeds any potential adjustment for nonaccrual valuation, no further valuation adjustment has been made.

Demand deposits, savings and certain money market accounts are short term in nature so the carrying value equals the fair value. For deposits that extend over a period in excess of four months, the fair value is estimated by discounting the future cash payments using the rates currently offered for deposits of similar remaining maturities.

At year-end  2001 the fair values  calculated  on the Bank's assets
were  0.5%  above  the  carrying   values  versus  0.4%  under  the
carrying values at year-end 2000.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" covering elimination of pooling accounting treatment in business combinations and financial accounting and reporting for acquired goodwill and other intangible assets at acquisition. SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38,
"Accounting   for   Preacquisition   Contingencies   of   Purchased
Enterprises" and is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all mergers and business combinations initiated after the effective date must be accounted for as "purchase" transactions. A merger or business combination was considered initiated if the major terms of the transaction, including the exchange or conversion ratio, were publicly announced or otherwise disclosed to shareholders of the combining companies prior to the effective date. Goodwill in any merger or business combination which was not initiated prior to the effective date will be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB concurrently issued SFAS No. 142, "Goodwill and Other Intangible Assets" to address financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date, for fiscal years beginning after December 15, 2001. It is not certain what effect SFAS No. 141 and SFAS No. 142 may have upon the pace of business combinations in the banking industry in general or upon prospects of any merger or business combination opportunities involving the Company in the future. The Company was required to adopt SFAS No. 142 beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations, or cash flows as the Company had no goodwill as of December 31, 2001 and all of the Company's intangible assets at 2001 have finite lives and will continue to be amortized.

Other Matters

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

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET
RISK

The information required by Item 7A of Form 10-K is contained in the Market Risk Management section of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 37.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
                                                           ----
Independent Auditors' Report                                46

Consolidated Balance Sheets, December 31, 2001 and 2000     47

Consolidated Statements of Income for the years ended
   December 31, 2001, 2000 and 1999                         48

Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999                         49

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 2001, 2000 and 1999             50

Notes to Consolidated Financial Statements               51-66

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Central Coast Bancorp:

We have audited the accompanying consolidated balance sheets of Central Coast Bancorp and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central Coast Bancorp and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




San Francisco, California
January 24, 2002
(February 28, 2002 as to the stock split information in Note 1)

Consolidated Balance Sheets
Central Coast Bancorp and Subsidiary

-----------------------------------------------------------------------------------------------------------------
December 31,                                                                     2001                   2000
-----------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks                                                    $ 55,245,000           $ 51,411,000
  Federal funds sold                                                                    -             23,081,000
-----------------------------------------------------------------------------------------------------------------
    Total cash and equivalents                                                 55,245,000             74,492,000

  Available-for-sale securities at fair value                                 137,153,000            152,276,000

  Loans:
    Commercial                                                                199,761,000            171,631,000
    Real estate-construction                                                   85,314,000             57,780,000
    Real estate-other                                                         306,622,000            234,890,000
    Consumer                                                                   15,653,000              9,840,000
    Deferred loan fees, net                                                    (1,050,000)              (746,000)
-----------------------------------------------------------------------------------------------------------------
    Total loans                                                               606,300,000            473,395,000
    Allowance for loan losses                                                 (11,753,000)            (9,371,000)
-----------------------------------------------------------------------------------------------------------------
  Net Loans                                                                   594,547,000            464,024,000
-----------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                   2,962,000              3,735,000
  Accrued interest receivable and other assets                                 12,359,000             12,166,000
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                $ 802,266,000          $ 706,693,000
=================================================================================================================
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                             $ 231,501,000          $ 207,002,000
    Demand, interest bearing                                                  105,949,000             88,285,000
    Savings                                                                   122,861,000            110,204,000
    Time                                                                      264,551,000            227,719,000
-----------------------------------------------------------------------------------------------------------------
  Total deposits                                                              724,862,000            633,210,000
  Accrued interest payable and other liabilities                               12,068,000             13,629,000
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                             736,930,000            646,839,000
-----------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 5 and 11)
Shareholders' Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; none outstanding
  Common stock - no par value; authorized 25,000,000 shares;
    outstanding: 8,963,780 and 8,402,498 shares
    at December 31, 2001 and 2000                                              50,898,000             44,472,000
  Shares held in deferred compensation trust (299,048 shares in 2001
    and 271,862 shares in 2000), net of deferred obligation                             -                      -
  Retained earnings                                                            14,855,000             16,444,000
  Accumulated other comprehensive (loss), net of taxes of
    $297,000 in 2001 and $738,000 in 2000                                        (417,000)            (1,062,000)
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     65,336,000             59,854,000
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $ 802,266,000          $ 706,693,000
=================================================================================================================
See notes to Consolidated Financial Statements

Consolidated Statements of Income
Central Coast Bancorp and Subsidiary

-------------------------------------------------------------------------------------------------------------
Years Ended December 31,                              2001                 2000                   1999
-------------------------------------------------------------------------------------------------------------


Interest Income
   Loans (including fees)                           $ 43,135,000         $ 41,405,000           $ 32,234,000
   Investment securities                               8,205,000            8,945,000              9,127,000
   Fed funds sold                                        407,000            1,065,000                156,000
-------------------------------------------------------------------------------------------------------------
       Total interest income                          51,747,000           51,415,000             41,517,000
-------------------------------------------------------------------------------------------------------------
Interest Expense
   Interest on deposits                               17,926,000           17,921,000             13,218,000
   Other                                                 434,000              369,000                430,000
-------------------------------------------------------------------------------------------------------------
       Total interest expense                         18,360,000           18,290,000             13,648,000
-------------------------------------------------------------------------------------------------------------
Net Interest Income                                   33,387,000           33,125,000             27,869,000
Provision for Loan Losses                             (2,635,000)          (3,983,000)            (1,484,000)
-------------------------------------------------------------------------------------------------------------
Net Interest Income after
   Provision for Loan Losses                          30,752,000           29,142,000             26,385,000
-------------------------------------------------------------------------------------------------------------

Noninterest Income
   Service charges on deposits                         1,924,000            1,749,000              1,348,000
   Other income                                        1,205,000              684,000                883,000
-------------------------------------------------------------------------------------------------------------
      Total noninterest income                         3,129,000            2,433,000              2,231,000
-------------------------------------------------------------------------------------------------------------

Noninterest Expenses
   Salaries and benefits                              11,619,000           10,081,000              9,116,000
   Occupancy                                           1,642,000            1,479,000              1,301,000
   Furniture and equipment                             1,833,000            1,702,000              1,338,000
   Other                                               4,129,000            4,146,000              4,288,000
-------------------------------------------------------------------------------------------------------------
     Total noninterest expenses                       19,223,000           17,408,000             16,043,000
-------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes              14,658,000           14,167,000             12,573,000
Provision for Income Taxes                             5,149,000            5,241,000              4,522,000
-------------------------------------------------------------------------------------------------------------
       Net Income                                    $ 9,509,000          $ 8,926,000            $ 8,051,000
=============================================================================================================

Basic Earnings per Share                             $      1.05          $      0.94            $      0.82
Diluted Earnings per Share                           $      1.01          $      0.91            $      0.80
=============================================================================================================
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flow
Central Coast Bancorp and Subsidiary

----------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                       2001              2000               1999
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operations:
   Net income                                                              $ 9,509,000       $ 8,926,000        $ 8,051,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                               2,635,000         3,983,000          1,484,000
     Depreciation                                                            1,361,000         1,266,000            936,000
     Amortization and accretion                                                665,000             8,000            136,000
     Provision for deferred income taxes                                    (1,260,000)       (1,852,000)          (871,000)
     Loss (gain) on sale of securities                                        (168,000)          194,000            (45,000)
     Net loss on sale of equipment                                              23,000            19,000            126,000
     Gain on other real estate owned                                            (4,000)          (67,000)                 -
   Decrease (increase) in accrued interest receivable
    and other assets                                                           164,000         1,077,000         (2,241,000)
   Increase (decrease) in accrued interest
    payable and other liabilities                                           (2,420,000)        3,492,000          2,110,000
   Increase in deferred loan fees                                              304,000            25,000             47,000
----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operations                                      10,809,000        17,071,000          9,733,000
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Proceeds from maturities of available-for-sale securities                46,672,000        70,751,000        100,042,000
   Proceeds from sale of available-for-sale securities                      77,962,000        19,806,000          5,988,000
   Purchase of available-for-sale securities                              (108,665,000)      (91,174,000)       (89,498,000)
   Net change in loans held for sale                                                 -                 -          6,168,000
   Net increase in loans                                                  (133,462,000)      (78,031,000)       (84,049,000)
   Proceeds from sale of other real estate owned                               199,000                 -            387,000
   Proceeds from sale of equipment                                                   -                 -             26,000
   Purchases of equipment                                                     (611,000)       (1,132,000)        (2,087,000)
----------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                              (117,905,000)      (79,780,000)       (63,023,000)
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net increase in deposit accounts                                         91,652,000       115,021,000         28,997,000
   Net increase (decrease) in other borrowings                                 935,000       (11,744,000)        16,950,000
   Cash received for stock options exercised                                   119,000            76,000          1,098,000
   Cahs paid for shares repurchased                                         (4,857,000)       (6,111,000)        (2,682,000)
----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                            87,849,000        97,242,000         44,363,000
----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                          (19,247,000)       34,533,000         (8,927,000)
Cash and equivalents, beginning of year                                     74,492,000        39,959,000         48,886,000
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                                         $ 55,245,000      $ 74,492,000       $ 39,959,000
============================================================================================================================
Noncash Investing and Financing Activities:
The Company obtained $335,000 of real estate (OREO) in 1999 in connection with forclosures of delinquent loans
(none in 2001 or 2000).  In 2001, 2000 and 1999 stock option exercises and stock repurchases totaling  $84,000,
$20,000 and $666,000, respectively were performed through a "stock for stock" exercise under the Company's stock option and deferred compensation plans (see Note 9).
----------------------------------------------------------------------------------------------------------------------------
Other Cash Flow Information:
   Interest paid                                                          $ 18,695,000      $ 17,121,000       $ 13,733,000
   Income taxes paid                                                         8,203,000         5,970,000          3,569,000
============================================================================================================================
See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity
Central Coast Bancorp and Subsidiary

---------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated Other
Years Ended December 31,                     Common Stock               Retained       Comprehensive
2001, 2000 and 1999                      Shares         Amount          Earnings       Income (Loss)         Total
---------------------------------------------------------------------------------------------------------------------
 Balances, January 1, 1999               7,640,056     $ 41,103,000     $ 9,733,000        $ 363,000    $ 51,199,000
    Net income                                   -                -       8,051,000                -       8,051,000
    Changes in unrealized losses
       on securities available for sale,
       net of taxes of $3,502,000                -                -               -       (5,039,000)     (5,039,000)
    Reclassification adjustment for
       gains included in income,
       net of taxes of $19,000                   -                -               -          (26,000)        (26,000)
                                                                                                     ----------------
    Total comprehensive income                                                                             2,986,000
                                                                                                     ----------------
    Stock options and warrants
      exercised                            667,790        1,764,000               -                -       1,764,000
    Shares repurchased                    (257,525)      (3,348,000)              -                -      (3,348,000)
    Tax benefit of stock options
      exercised                                  -          704,000               -                -         704,000
---------------------------------------------------------------------------------------------------------------------
 Balances, December 31, 1999             8,050,321       40,223,000      17,784,000       (4,702,000)     53,305,000
    Net income                                   -                -       8,926,000                -       8,926,000
    Changes in unrealized gains
       on securities available for sale,
       net of taxes of $2,449,000                -                -               -        3,526,000       3,526,000
    Reclassification adjustment for
       losses included in income,
       net of taxes of $80,000                   -                -               -          114,000         114,000
                                                                                                     ----------------
    Total comprehensive income                                                                            12,566,000
                                                                                                     ----------------
    10% stock dividend                     805,033       10,266,000     (10,266,000)               -               -
    Stock options exercised                 16,248           96,000               -                -          96,000
    Shares repurchased                    (469,104)      (6,131,000)              -                -      (6,131,000)
    Tax benefit of stock options
      exercised                                  -           18,000               -                -          18,000
---------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000              8,402,498       44,472,000      16,444,000       (1,062,000)     59,854,000
    Net income                                   -                -       9,509,000                -       9,509,000
    Changes in unrealized losses
       on securities available for sale,
       net of taxes of $511,000                  -                -               -          744,000         744,000
    Reclassification adjustment for
       gains included in income,
       net of taxes of $69,000                   -                -               -          (99,000)        (99,000)
                                                                                                     ----------------
    Total comprehensive income                                                                            10,154,000
                                                                                                     ----------------
    10% stock dividend                     836,410       11,098,000     (11,098,000)               -               -
    Stock options exercised                 38,291          203,000               -                -         203,000
    Shares repurchased                    (313,419)      (4,940,000)              -                -      (4,940,000)
    Tax benefit of stock options
      exercised                                  -           65,000               -                -          65,000
---------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2001              8,963,780     $ 50,898,000    $ 14,855,000       $ (417,000)   $ 65,336,000
---------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Central Coast Bancorp and Subsidiary
Years ended December 31, 2001, 2000 and 1999

Note 1. Significant Accounting Policies and Operations. The consolidated financial statements include Central Coast Bancorp (the "Company") and its wholly-owned subsidiary, Community Bank of Central California (the "Bank"). All material intercompany accounts and transactions are eliminated in consolidation. The accounting and reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The material estimate that is particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses.

Community Bank of Central California operates ten full service branch offices in Monterey, Santa Cruz and San Benito Counties, serving small and medium sized business customers, as well as individuals. The Bank focuses on business loans and deposit services to customers throughout its service area.

Investment securities are classified at the time of purchase into one of three categories: held-to-maturity, trading or available-for-sale. Investment securities classified as "held-to-maturity" are measured at amortized cost based on the Company's positive intent and ability to hold such securities to maturity. "Trading securities" are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as "available-for-sale" and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Accretion of discounts and amortization of premiums arising at acquisition are included in income using methods approximating the effective interest method. Gains and losses on sales of investments, if any, are determined on a specific identification basis. At December 31, 2001 and 2000 all of the Company's investments were classified as available-for-sale.

Loans are stated at the principal amount outstanding, reduced by any charge-offs. Loan origination fees and certain direct loan origination costs are deferred and the net amount is recognized using the effective yield method, generally over the contractual life of the loan.

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

The allowance for loan losses is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility, prior loss experience and other factors. The allowance is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. In evaluating the adequacy of the allowance, management considers numerous factors such as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated local economic conditions that may affect the borrowers' ability to pay.

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

Real estate and other assets acquired in satisfaction of indebtedness are recorded at the lower of estimated fair market value net of anticipated selling costs or the recorded loan amount, and any difference between this and the loan amount is charged to the allowance. Costs of maintaining other real estate owned, subsequent write downs and gains or losses on the subsequent sale are reflected in current earnings.

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

Other borrowed funds consist of $6,141,000 borrowed from the Federal Home Loan Bank collaterallized by certain real estate loans and investment securities.

Stock compensation. The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements. Note 9 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

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

Stock split. On January 28, 2002 the Board of Directors declared a 5 for 4 stock split which was distributed on February 28, 2002, to shareholders of record as of February 14, 2002. All share and per share data including stock option and warrant information have been retroactively adjusted to reflect the stock split.

Comprehensive income includes net income and other comprehensive income, which represents the changes in its net assets during the period from non-owner sources. The Company's only source of other comprehensive income is derived from unrealized gain and loss on securities available-for-sale and is presented net of tax in the accompanying statements of shareholders' equity.

Segment reporting. The Company operates a single line of business with no customer accounting for more than 10% of its revenue. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary operate as one business segment.

Recently issued accounting pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" covering elimination of pooling accounting treatment in business combinations and financial accounting and reporting for acquired goodwill and other intangible assets at acquisition. SFAS No. 141 is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all mergers and business combinations initiated after the effective date must be accounted for as "purchase" transactions. Goodwill in any merger or business combination which was not initiated prior to the effective date will be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The FASB concurrently issued SFAS No. 142, "Goodwill and Other Intangible Assets" to address financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. The Company is required to adopt SFAS No. 142 beginning January 1, 2002. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations, or cash flows as the Company had no goodwill as of December 31, 2001 and all of the Company's intangible assets at December 31, 2001 have finite lives and will continue to be amortized.

Note 2. Cash and Due from Banks. The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. At December 31, 2002 the Company maintained reserves of approximately $975,000 in the form of vault cash and balances at the Federal Reserve to satisfy regulatory requirements.

Note 3. Securities. The Company's investment securities portfolio as of December 31, 2001 and 2000 consisted of the following:


---------------------------------------------------------------------------------------------
                                         Amortized    Unrealized    Unrealized     Market
In thousands                                Cost         Gain          Loss        Value
---------------------------------------------------------------------------------------------
December 31, 2001
Available for sale securities:
U.S. Treasury and Agency Securities        $  74,578       $   961      $    53    $  75,486
State & Political Subdivision                 50,523           186          868       49,841
Corporate Debt Securities                     11,530             -          940       10,590
Other                                          1,236             -            -        1,236
---------------------------------------------------------------------------------------------
Total investment securities                $ 137,867       $ 1,147      $ 1,861    $ 137,153
=============================================================================================
December 31, 2000
Available for sale securities:
U.S. Treasury and Agency Securities        $  85,589       $   169      $   631    $  85,127
State & Political Subdivision                 45,851            93        1,107       44,837
Corporate Debt Securities                     21,473             -          324       21,149
Other                                          1,163             -            -        1,163
---------------------------------------------------------------------------------------------
Total investment securities                $ 154,076       $   262      $ 2,062    $ 152,276
=============================================================================================

The amortized cost and estimated fair value of debt securities at December 31, 2001, based on projected average life, are shown in the next table. Projected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------------------
                                                              Amortized           Market
In thousands                                                    Cost              Value
------------------------------------------------------------------------------------------
Available for sale securities:
     Maturing within 1 year                                   $     103         $     103
     Maturing after 1 year but within 5 years                    50,545            51,046
     Maturing after 5 years but within 10 years                  41,093            41,049
     Maturing after 10 years                                     44,890            43,719
     Other                                                        1,236             1,236
------------------------------------------------------------------------------------------
Total investment securities                                   $ 137,867         $ 137,153
==========================================================================================

At December 31, 2001 and 2000, securities with a market value of $120,472,000 and $94,178,000 were pledged as collateral for deposits of public funds and other purposes as required by law or contract.

In 2001, security sales resulted in gross realized losses of $26,000 and gross realized gains of $194,000. In 2000, such sales resulted in gross realized losses of $194,000 and no gross unrealized gains. In 1999, such sales resulted in gross realized gains of $45,000 and no gross unrealized losses.

Note 4. Loans and allowance for loan losses. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, the ultimate recovery of which is generally dependent on the successful operation, sale or refinancing of real estate, totaling approximately $453,000,000. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, appropriate provisions for losses are recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

The activity in the allowance for loan losses is summarized as follows:

-------------------------------------------------------------------------------------------------------------
In thousands                                            2001                     2000                   1999
-------------------------------------------------------------------------------------------------------------
   Balance, beginning of year                       $  9,371                  $ 5,596                $ 4,352
   Provision charged to expense                        2,635                    3,983                  1,484
   Loans charged off                                    (430)                    (392)                  (400)
   Recoveries                                            177                      184                    160
-------------------------------------------------------------------------------------------------------------
   Balance, end of year                             $ 11,753                  $ 9,371                $ 5,596
=============================================================================================================


In determining the provision for estimated losses related to specific major loans, management evaluates its allowance on an individual loan basis, including an analysis of the credit worthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Specific valuation allowances for secured loans are determined by the excess of recorded investment in the loan over the fair market value or net realizable value where appropriate, of the collateral. In determining overall level of allowances to be maintained and the loan loss allowance ratio, management uses a formula allowance calculated by applying loss factors to outstanding loans and certain unused commitments and an unallocated allowance for amounts that are based on management's evaluation of conditions that are not directly measured in the determination of the specific and formula allowances. In determining these allowances, management evaluates many factors including prevailing and forecasted economic conditions, regular reviews of the quality of loans, industry experience, historical loss experience, composition and geographic concentrations of the loan portfolio, the borrowers' ability to repay and repayment performance and estimated collateral values.

Management   believes  that  the  allowance  for  loan  losses  at
December 31, 2001 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Non-performing loans at December 31 are summarized below:

-----------------------------------------------------------------------------------------------------------
In thousands                                                                2001                      2000
-----------------------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Real estate                                                           $    68                   $    10
   Commercial                                                                  -                       215
   Consumer and other                                                         12                         5
-----------------------------------------------------------------------------------------------------------
                                                                              80                       230
-----------------------------------------------------------------------------------------------------------
Nonaccrual:
   Real estate                                                               592                         -
   Commercial                                                                702                       329
   Consumer and other                                                          -                         -
-----------------------------------------------------------------------------------------------------------
                                                                           1,294                       329
-----------------------------------------------------------------------------------------------------------
Restructured (in compliance with modified
   terms) - Commercial                                                       955                     1,010
-----------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                $ 2,329                   $ 1,569
===========================================================================================================


Interest due but excluded from interest income on nonaccrual loans was approximately $45,000, $64,000 and $82,000 in 2001,
2000 and 1999 respectively. In 2001 and 1999, interest income recognized from payments received on nonaccrual loans was $69,000 and $21,000, respectively (none was recognized in 2000).

At December 31, 2001, the recorded investment in loans that are considered impaired under SFAS No. 114 was $2,418,000 of which $1,294,000 are included as nonaccrual loans above, and $955,000 are included as restructured loans above. At December 31, 2000, the recorded investment in loans that are considered impaired was $1,691,000 of which $215,000 are included as nonaccrual loans above, and $1,010,000 are included as restructured loans above. Such impaired loans had valuation allowances totalling $536,000 and $809,000, in 2001 and 2000, respectively, based on the estimated fair values of the collateral. The average recorded investment in impaired loans during 2001 and 2000 was $2,638,000 and $2,129,000, respectively. The Company recognized interest income on impaired loans of $191,000, $161,000 and $92,000 in 2001, 2000 and 1999, respectively (including interest income of $98,000 on restructured loans in 2001 and in 2000). At December 31, 2001, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The Company held no real estate acquired by foreclosure at December 31, 2001 or 2000.

Note 5. Premises and equipment. Premises and equipment owned by the Company at December 31 are summarized as follows:

-----------------------------------------------------------------------------------------------
In thousands                                                           2001               2000
-----------------------------------------------------------------------------------------------
Land                                                                $   121            $   121
Building                                                                265                260
Furniture and equipment                                               6,606              6,390
Leasehold improvement                                                 2,460              2,223
-----------------------------------------------------------------------------------------------
                                                                      9,452              8,994
Accumulated depreciation and amortization                            (6,490)            (5,259)
-----------------------------------------------------------------------------------------------
Premises and equipment, net                                         $ 2,962            $ 3,735
===============================================================================================

The Company also leases facilities under agreements that expire in March 2003 through October 2009 with options to extend for five to fifteen years. These include two facilities leased from shareholders at terms and conditions which management believes are consistent with the market. Rental rates are adjusted annually for changes in certain economic indices. Rental expense was approximately $675,000, $634,000 and $565,000, including lease expense to shareholders of $133,000, $122,000 and $121,000 in 2001, 2000 and 1999 respectively. The minimum annual rental commitments under these leases, including the remaining rental commitment under the leases to shareholders are as follows:

---------------------------------------------------------------------------------------------
                                                                                   Operating
In thousands                                                                        Leases
---------------------------------------------------------------------------------------------

              2002                                                                   $   708
              2003                                                                       642
              2004                                                                       593
              2005                                                                       480
              2006                                                                       480
        Thereafter                                                                       691
---------------------------------------------------------------------------------------------
Total                                                                                $ 3,594
=============================================================================================

Note 6. Income Taxes. The provision for income taxes is as follows:

-----------------------------------------------------------------------------------
In thousands                             2001             2000              1999
-----------------------------------------------------------------------------------
   Current:
     Federal                          $ 4,577          $ 5,160           $ 3,863
     State                              1,832            1,933             1,530
-----------------------------------------------------------------------------------
     Total                              6,409            7,093             5,393
-----------------------------------------------------------------------------------
   Deferred:
     Federal                             (950)          (1,432)             (667)
     State                               (310)            (420)             (204)
-----------------------------------------------------------------------------------
     Total                             (1,260)          (1,852)             (871)
-----------------------------------------------------------------------------------
   Total                              $ 5,149          $ 5,241           $ 4,522
-----------------------------------------------------------------------------------


A reconciliation of the Federal income tax rate to the effective tax rate is as follows:

---------------------------------------------------------------------------------------
                                                 2001            2000            1999
---------------------------------------------------------------------------------------
   Statutory Federal income tax rate             35.0%           35.0%           35.0%
   State income taxes (net of
     Federal income tax benefit)                  6.9%            7.1%            7.0%
   Tax exempt interest income                    (6.4%)          (5.0%)          (5.4%)
   Other                                         (0.4%)          (0.1%)          (0.6%)
---------------------------------------------------------------------------------------
   Effective tax rate                            35.1%           37.0%           36.0%
---------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

---------------------------------------------------------------------------------------
In thousands                                            2001                  2000
---------------------------------------------------------------------------------------
Deferred tax assets:
   Provision for loan losses                             $ 5,206               $ 4,053
   Unrealized loss on available for sale securities          297                   738
   Salary continuation plan                                  755                   618
   Depreciation and amortization                             209                   258
   State income taxes                                        127                   251
   Excess serving rights                                      12                    15
   Interest on nonaccrual loans                               20                    51
   Accrual to cash adjustments                                 -                     -
   Other                                                     202                    26
---------------------------------------------------------------------------------------
Net deferred tax asset                                   $ 6,828               $ 6,010
---------------------------------------------------------------------------------------

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

Note  7.  Other  Noninterest  Expense.   Other  expense  for  the
years ended December 31, 2001, 2000 and 1999 consists of the following:

---------------------------------------------------------------------------------------------
In thousands                                  2001              2000                1999
---------------------------------------------------------------------------------------------
   Customer expenses                          $   525            $   413             $   398
   Marketing                                      473                644                 475
   Professional fees                              457                430                 452
   Stationary and supplies                        372                377                 444
   Data processing                                272                314                 306
   Amortization of intangibles                    257                257                 257
   Shareholder and director                       229                253                 250
   Insurance                                      216                216                 180
   Dues and assessments                           177                179                 139
   Other                                        1,151              1,063               1,387
---------------------------------------------------------------------------------------------
Total                                         $ 4,129            $ 4,146             $ 4,288
---------------------------------------------------------------------------------------------


Note 8. Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows:

-------------------------------------------------------------------------------------------
In thousands (expect per share data)                           2001      2000       1999
-------------------------------------------------------------------------------------------
Basic Earnings Per Share
Net income                                                    $ 9,509   $ 8,926    $ 8,051
Weighted average common shares outstanding                      9,046     9,515      9,724
                                                             ------------------------------
   Basic earnings per share                                   $  1.05   $  0.94    $  0.82
===========================================================================================

Diluted Earnings Per Share
Net Income                                                    $ 9,509   $ 8,926    $ 8,051
Weighted average common shares outstanding                      9,046     9,515      9,724
Dilutive effect of outstanding options                            394       281        338
                                                             ------------------------------
   Weighted average common shares outstanding - Diluted         9,440     9,796     10,062
                                                             ------------------------------
   Diluted earnings per share                                 $  1.01   $  0.91    $  0.80
===========================================================================================

Note 9. Employee Benefit Plans. The Company has two stock option plans under which incentive stock options or nonqualified stock options may be granted to certain key employees or directors to purchase shares of common stock. Options are granted at a price not less than the fair market value of the common stock on the date of grant. Options vest over various periods not in excess of ten years from date of grant and expire not more than ten years from date of grant. The weighted average value of options granted in 2001, 2000 and 1999 was $4.95, $4.22 and $3.68 per
share, respectively. As of December 31, 2001, 1,433,399 shares are available for future grants under the plans.

Activity under the stock option plans is as follows:

-------------------------------------------------------------------------------------------------------
                                                                                             Weighted
                                                                                             Average
                                                                                             Exercise
                                                                             Shares           Price
-------------------------------------------------------------------------------------------------------
Balances, January 1, 1999                                                   1,443,341         $ 4.54
  1,125,990 exercisable at a weighted average exercise price of $3.70
     Granted                                                                   28,642          10.98
     Expired                                                                  (15,908)          6.50
     Exercised                                                               (608,217)          1.99
-------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                                                   847,858           6.54
  743,713 exercisable at a weighted average exercise price of $6.05
     Granted                                                                  240,968          11.70
     Expired                                                                   (8,250)         11.64
     Exercised                                                                (17,871)          5.33
-------------------------------------------------------------------------------------------------------
Balances, December 31, 2000                                                 1,062,705           7.70
  784,113 exercisable at a weighted average exercise price of $6.34
     Granted                                                                    5,000          15.89
     Exercised                                                                (43,786)          4.65
-------------------------------------------------------------------------------------------------------
Balances, December 31, 2001                                                 1,023,919         $ 5.80
  852,027 exercisable at a weighted average exercise price of $7.09
-------------------------------------------------------------------------------------------------------

Additional   information   regarding  options   outstanding  as  of
December 31, 2001 is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                  Options Outstanding                                 Options Exercisable
                                                  -------------------                                 -------------------
                                                    Weighted Average
                                                       Remaining           Weighted                                 Weighted
           Range of                 Number            Contractual           Average                Number           Average
        Exercise Prices           Outstanding         Life (years)       Exercise Price          Exercisable     Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
     $ 3.12    -     5.32           227,240               3.5               $ 4.34                 227,240           $4.34
       6.49    -     6.90           422,061               4.9                 6.52                 422,061            6.52
      10.18    -    15.89           374,618               7.6                11.33                 202,726           11.35
----------------------------------------------------------------------------------------------------------------------------------
     $ 3.12    -    15.89         1,023,919               5.6               $ 7.79                 852,027           $7.09
----------------------------------------------------------------------------------------------------------------------------------


Additional Stock Plan Information

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal
1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 2001: expected life, four years following vesting; average stock volatility of 15.6%; risk free interest rates ranging from 4.14% to 6.57%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2001, 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $9,334,000 ($1.03 basic and $0.99 diluted earnings per share), $8,548,000 000 ($0.90 basic and $0.87 diluted earnings per share) and $7,939,000 ($0.82 basic and $0.79 diluted earnings per share) in 2001, 2000 and 1999, respectively. The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation;  accordingly,  the  2001,  2000  and  1999  pro  forma
adjustments   are  not   indicative  of  future  period  pro  forma
adjustments, when the calculation will apply to all applicable stock options.

401(k) Savings Plan

The Company has a 401(k) Savings Plan under which eligible employees may elect to make tax deferred contributions from their annual salary, to a maximum established annually by the IRS. The Company matches 25% of the employees' contributions. The Company may make additional contributions to the plan at the discretion of the Board of Directors. All employees meeting age and service requirements are eligible to participate in the Plan. Company contributions vest after 3 years of service. Company contributions during 2001, 2000 and 1999 which are funded currently, totaled $129,000, $114,000 and $94,000, respectively.

Salary Continuation Plan

The Company has a salary continuation plan for three officers which provides for retirement benefits upon reaching age 63. The Company accrues such post-retirement benefits over the vesting periods (of five or ten years) based on a discount rate of 7.5%. In the event of a change in control of the Company, the officers' benefits will fully vest. The Company recorded compensation expense of $94,000, $292,000 and $256,000 in 2001, 2000 and 1999
respectively. Accrued compensation payable under the salary continuation plan totaled $1,233,000 and $1,140,000 at December 31, 2001 and 2000, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan for the benefit of the Board of Directors and certain officers. In addition to the deferral of compensation, the plan allows participants the opportunity to defer taxable income derived from the exercise of stock options. The participant's may, after making an election to defer receipt of the option shares for a specified period of time, use a "stock-for-stock" exercise to tender to the Company mature shares with a fair value equal to the exercise price of the stock options exercised. The Company simultaneously delivers new shares to the participant equal to the value of shares surrendered and the remaining shares under option are placed in a trust administered by a third- party trust company, to be distributed in accordance with the terms of each participant's election to defer. During 2001 and 2000 no shares were tendered under the plan. In 1999, 60,126 shares with a fair value of approximately $666,000 were tendered to the Company using a "stock-for-stock" exercise. At December 31, 2001, 299,048 shares (with a fair value of approximately $6,579,000) were held in the Deferred Compensation Trust.

Note 10. Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

----------------------------------------------------------------------------------------------------------------------
                                                   December 31, 2001                            December 31, 2000
                                               Carrying        Estimated                    Carrying        Estimated
In thousands                                    Amount        Fair Value                     Amount        Fair Value
----------------------------------------------------------------------------------------------------------------------
Financial Assets
Cash and equivalents                           $ 55,245         $ 55,245                    $ 74,492         $ 74,492
Securities                                      137,153          137,153                     152,276          152,276
Loans, net                                      594,547          598,475                     464,024          461,060

Financial Liabilities
Demand deposits                                 337,450          337,450                     295,287          295,287
Time Deposits                                   264,551          267,362                     227,719          228,724
Savings                                         122,861          122,861                     110,204          110,204
Other borrowings                                  6,141            6,141                       5,206            5,206
----------------------------------------------------------------------------------------------------------------------



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

Other Borrowings - The carrying amount is a reasonable estimate of fair value.

Off-balance sheet instruments - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise  settle  the  obligations  with the  counterparties.  The fair values of such off-balance sheet instruments were not significant at December 31, 2001 and 2000, therefore, have not been included in the table above.

Note 11. Commitments and Contingencies. The Company is involved in a number of legal actions arising from normal business activities. Management, based upon the advise of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements.

In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including loan commitments of approximately $166,386,000 and $149,839,000 at December 31, 2001 and 2000 and
standby letters of credit and financial guarantees of $3,690,000 and $4,634,000 at December 31, 2001 and 2000. The Bank does not anticipate any losses as a result of these commitments.

Approximately $43,059,000 of loan commitments outstanding at December 31, 2001 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans. Many of these loan commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements.

Stand-by letters of credit are commitments written by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by the Bank's commercial customers, are typically short-term in nature and virtually all such commitments are collaterallized.

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

Note 12. Related Party Loans. The Company makes loans to officers and directors and their associates subject to loan committee approval and ratification by the Board of Directors. These transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than normal risk of collectibility. An analysis of changes in related party loans for the year ended December 31, 2001 is as follows:

------------------------------------------------------------------------------------------
  Beginning Balance              Additions             Repayments           Ending Balance
------------------------------------------------------------------------------------------
          $ 4,882,000           $ 14,101,000          $ 14,968,000            $ 4,015,000
------------------------------------------------------------------------------------------


Committed lines of credit, undisbursed loans and standby letters of credit to directors and officers were approximately $6,021,000 and $2,461,000 at December 31, 2001 and 2000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and a minimum leverage ratio of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2001 that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2001 and 2000, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table shows the Company's and the Bank's actual capital amounts and ratios at December 31, as well as the minimum capital ratios to be categorized as "well capitalized" under the regulatory framework:

----------------------------------------------------------------------------------------------------------------
                                                                                            To Be Categorized
                                                                                          Well Capitalized Under
                                                                        For Capital         Prompt Corrective
                                                  Actual            Adequacy Purposes:     Action Provisions:
                                                  ------            ------------------     ------------------
                                             Amount        Ratio      Amount      Ratio      Amount      Ratio
----------------------------------------------------------------------------------------------------------------
As of December 31, 2001:
Total Capital (to Risk Weighted Assets):
   Company                                 $ 73,518,000     11.1%  $ 52,971,000     8.0%           N/A
   Community Bank                            65,318,000     10.0%    52,202,000     8.0%  $ 65,252,000    10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Company                                   65,198,000      9.9%    26,486,000     4.0%           N/A
   Community Bank                            57,117,000      8.8%    26,101,000     4.0%    39,151,000     6.0%
Tier 1 Capital (to Risk Average Assets)
   Company                                   65,198,000      8.4%    30,896,000     4.0%           N/A
   Community Bank                            57,117,000      7.5%    30,470,000     4.0%    38,088,000     5.0%
                                         -----------------------------------------------------------------------

As of December 31, 2000:
Total Capital (to Risk Weighted Assets):
   Company                                 $ 66,892,000     12.3%  $ 43,490,000     8.0%           N/A
   Community Bank                            63,866,000     11.8%    43,273,000     8.0%  $ 54,092,000    10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Company                                   60,098,000     11.1%    21,745,000     4.0%           N/A
   Community Bank                            57,073,000     10.6%    21,637,000     4.0%    32,455,000     6.0%
Tier 1 Capital (to Risk Average Assets)
   Company                                   60,098,000      9.1%    26,344,000     4.0%           N/A
   Community Bank                            57,073,000      8.7%    26,251,000     4.0%    32,814,000     5.0%
================================================================================================================


The ability of the Company to pay cash dividends in the future will largely depend upon the cash dividends paid to it by its subsidiary Bank. Under State and Federal law regulating banks, cash dividends declared by a Bank in any calendar year generally may not exceed its net income for the preceding three fiscal years, less distributions to the Company, or its retained earnings. Under these provisions, and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $9,003,000 as of December 31, 2001.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Bank is prohibited from lending to the Company unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank is limited to 10% of Bank shareholders' equity, or a maximum of $5,716,000 at December 31, 2001. No such advances were made during 2001 or 2000.

Note 14. Central Coast Bancorp (Parent Company Only)
The  condensed  financial   statements  of  Central  Coast  Bancorp
follow (in thousands):

Condensed Balance Sheets
---------------------------------------------------------------------------------------------------
December 31,                                                         2001                     2000
---------------------------------------------------------------------------------------------------
Assets:
   Cash - interest bearing account with Bank                     $    997                 $  1,944
   Loans                                                            7,063                        -
   Investment in Bank                                              57,672                   56,823
   Premises and equipment, net                                      1,174                    1,730
   Other Assets                                                     1,149                    1,142
---------------------------------------------------------------------------------------------------
     Total assets                                                $ 68,055                 $ 61,639
===================================================================================================
Liabilities and Shareholders' Equity
   Liabilities                                                   $  2,719                 $  1,785
   Shareholders' Equity                                            65,336                   59,854
---------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                  $ 68,055                 $ 61,639
===================================================================================================


Condensed Income Statements
------------------------------------------------------------------------------------------------------
Years ended December 31,                                    2001               2000              1999
------------------------------------------------------------------------------------------------------
   Management fees                                      $  9,888           $  8,700           $ 7,704
   Interest income                                           109                  -                 -
   Other income                                                3                  -                14
   Cash dividends received from the Bank                  10,500              7,000               500
------------------------------------------------------------------------------------------------------
     Total income                                         20,500             15,700             8,218
   Operating expenses                                      9,812              9,257             8,212
------------------------------------------------------------------------------------------------------
   Income before income taxes and equity
      in undistributed net income of Bank                 10,688              6,443                 6
   Provision (credit) for income taxes                        66               (206)             (206)
   Equity in undistributed
     net income of Bank                                   (1,113)             2,277             7,839
------------------------------------------------------------------------------------------------------
   Net income                                              9,509              8,926             8,051
   Other comprehensive income (loss)                         645              3,640            (5,065)
------------------------------------------------------------------------------------------------------
   Total comprehensive income                           $ 10,154           $ 12,566           $ 2,986
======================================================================================================

Condensed Statements of Cash Flows
---------------------------------------------------------------------------------------------------
Years ended December 31,                                         2001           2000          1999
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash:
Operations:
   Net income                                                 $ 9,509        $ 8,926       $ 8,051
   Adjustments to reconcile net
     income to net cash provided
     by operations:
     Equity in undistributed
       net income of Bank                                       1,113         (2,277)       (7,839)
     Depreciation                                                 841            778           546
     Gain on sale of equipment                                     17              -           (10)
     (Increase) decrease in other assets                       (8,387)          (127)           31
     Increase in liabilities                                    1,000            380           285
---------------------------------------------------------------------------------------------------
     Net cash provided by operations                            4,093          7,680         1,064
---------------------------------------------------------------------------------------------------
Investing Activities:
   Proceeds from sale of equipment                                  -              -            18
   Purchases of equipment                                        (302)          (612)         (944)
---------------------------------------------------------------------------------------------------
     Net cash used by investing activities                       (302)          (612)         (926)
---------------------------------------------------------------------------------------------------
Financing Activities:
   Stock repurchases                                           (4,857)        (6,111)       (2,682)
   Stock options and warrants exercised                           119             94         1,098
---------------------------------------------------------------------------------------------------
     Net cash used by financing activities                     (4,738)        (6,017)       (1,584)
---------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash                             (947)         1,051        (1,446)
   Cash balance, beginning of year                              1,944            893         2,339
---------------------------------------------------------------------------------------------------
   Cash balance, end of year                                  $   997        $ 1,944       $   893
===================================================================================================



Note 15. Selected Quarterly Information (unaudited)
----------------------------------------------------------------------------------------------------------
In thousands (except per share data)
                                               2001                                  2000
Three months ended              Dec.31   Sep.30   June 30   Mar.31    Dec.31    Sep.30  June 30   Mar.31
----------------------------------------------------------------------------------------------------------

Interest revenue               $ 12,331  $ 13,052 $ 12,944 $ 13,420   $ 13,656 $ 13,576 $ 12,618 $ 11,565
Interest expense                  3,930     4,681    4,823    4,926      4,890    4,901    4,437    4,062
                               ---------------------------------------------------------------------------
Net interest revenue              8,401     8,371    8,121    8,494      8,766    8,675    8,181    7,503
Provision for loan losses         1,680       760       75      120      1,127    1,530      800      526
                               ---------------------------------------------------------------------------
Net interest revenue after
  provision for loan losses       6,721     7,611    8,046    8,374      7,639    7,145    7,381    6,977
Total noninterest revenues          777       927      775      650        584      672      631      546
Total noninterest expenses        4,759     4,749    4,776    4,939      4,654    4,298    4,336    4,120
                               ---------------------------------------------------------------------------
Income before taxes               2,739     3,789    4,045    4,085      3,569    3,519    3,676    3,403
Income taxes                        680     1,421    1,522    1,526      1,215    1,266    1,433    1,327
                               ---------------------------------------------------------------------------
Net income                     $  2,059  $  2,368 $  2,523 $  2,559   $  2,354 $  2,253 $  2,243 $  2,076
                               ===========================================================================
Per common share:
   Basic earnings per share    $   0.23  $   0.26 $   0.28 $   0.28   $   0.26 $   0.24 $   0.23 $   0.21
   Dilutive earnings per share     0.23      0.26     0.26     0.26       0.25     0.23     0.22     0.21
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


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

               (4.1) Specimen  form of Central  Coast Bancorp stock
                     certificate, incorporated by reference from the Registrant's 1994 Annual Report on Form 10-K filed with the Commission on March 31, 1995.

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

             *(10.7) 1994 Stock   Option   Plan,   as  amended  and
                     restated,   incorporated   by  reference  from
                     Exhibit 9.9 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on November 15, 1996.

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

            *(10.15) Form     of     Indemnification      Agreement
                     incorporated by reference from Exhibit D to the Proxy Statement filed with the Commission on September 3, 1996, in connection with Registrant's 1996 Annual Shareholders' Meeting held on September 23, 1996.

             (10.16) Purchase  and  Assumption  Agreement  for  the
                     Acquisition of Wells Fargo Bank Branches incorporated by reference from Exhibit 10.17 to the Registrant's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

             (10.17) Lease  agreement   dated  November  27,  2001,
                     related  to  491  Tres Pinos Road , Hollister,
                     California.

             (10.18) Lease   agreement   dated  February  11, 2002,
                     related   to   761   First   Street,   Gilroy,
                     California.

              (21.1) The   Registrant's  only   subsidiary  is  its
                     wholly-owned subsidiary,  Community  Bank   of
                     Central California.

              (23.1) Independent Auditors' Consent

               *Denotes management contracts, compensatory plans or arrangements.

          (b) Reports on Form 8-K. A current report on Form 8-K was filed with the Commission on January 29, 2002, reporting a press release dated January 24, 2001 regarding the Company's operating results for the quarter and year ended December 31, 2001, and a second report on Form 8-K was filed with the Commission on February 6, 2002, reporting a press release dated January 28, 2002 regarding the Company's five-for-four stock split declared on January 28, 2002.

      An Annual Report for the fiscal year ended December 31, 2001, and Notice of Annual Meeting and Proxy Statement for the Company's 2002 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                             SIGNATURES
Pursuant to the requirements of Section 13 or 14(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CENTRAL COAST BANCORP

Date: March 25, 2002      By:/s/ NICK VENTIMIGLIA
                             -------------------------------
                             Nick Ventimiglia, President and
                             Chief Executive Officer
                             (Principal Executive Officer)


Date: March 25, 2002     By:/s/ ROBERT STANBERRY
                            --------------------------------
                           Robert Stanberry, Chief Financial
                           Officer (Principal Financial and
                           Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                       Title                     Date
---------                       -----                     ----


/s/ C. EDWARD BOUTONNET        Director                  3/25/02
------------------------
(C. Edward Boutonnet)

/s/ BRADFORD G. CRANDALL       Director                  3/25/02
------------------------
(Bradford G. Crandall)

                               Director                  3/25/02
------------------------
(Alfred P. Glover)

                               Director                  3/25/02
------------------------
(Michael T. Lapsys)

/s/ ROBERT M. MRAULE           Director                  3/25/02
------------------------
(Robert M. Mraule)

                               Director                  3/25/02
------------------------
(Duncan L. McCarter)

/s/ LOUIS A. SOUZA             Director                  3/25/02
------------------------
(Louis A. Souza)

                               Director                  3/25/02
------------------------
(Mose E. Thomas)

/s/ NICK VENTIMIGLIA          Chairman, President        3/25/02
------------------------      and CEO
(Nick Ventimiglia)

                         EXHIBIT INDEX
                         -------------


Exhibit                                                         Sequential
Number                    Description                           Page Number
------                    -----------                           -----------

 3.1       Articles of Incorporation, as amended                    73

10.17      Lease agreement dated November 27, 2001, related to      81
           491 Tres Pinos Road , Hollister, California

10.18      Lease agreement dated February 11, 2002, related to     158
           761 First Street, Gilroy, California

23.1       Independent auditors' consent.                          200