Form 10-Q
period 2002-03-31
CENTRAL COAST BANCORP
filed 2002-05-07
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended     March 31, 2002

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


                                 (831) 422-6642
                          ---------------------------
                        (Registrant's telephone number,
                             including area code)

                                  not applicable
          -----------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

No par value Common Stock - 9,001,986 shares outstanding at April 23, 2002.


                                     PART I - FINANCIAL INFORMATION
                                      Item 1. FINANCIAL STATEMENTS:
                                    CENTRAL COAST BANCORP AND SUBSIDIARY
                             CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                                   March 31,     December 31,
(Dollars in thousands)                                                               2002            2001
                                                                                     ----            ----
Assets
  Cash and due from banks                                                           $ 45,710        $ 55,245
  Federal funds sold                                                                  34,821               -
                                                                                -------------    ------------
    Total cash and equivalents                                                        80,531          55,245

  Available-for-sale securities - at fair value                                        132,652         137,153

  Loans:
    Commercial                                                                       175,031         199,761
    Real estate-construction                                                          90,612          85,314
    Real estate-other                                                                340,148         306,622
    Consumer                                                                          14,875          15,653
    Deferred loan fees, net                                                           (1,086)         (1,050)
                                                                                -------------    ------------
       Total loans                                                                   619,580         606,300
    Allowance for loan losses                                                        (12,144)        (11,753)
                                                                                -------------    ------------
  Net Loans                                                                          607,436         594,547
                                                                                -------------    ------------

  Premises and equipment, net                                                          2,860           2,962
  Accrued interest receivable and other assets                                        12,589          12,359
                                                                                -------------    ------------
Total assets                                                                       $ 836,068       $ 802,266
                                                                                =============    ============
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                                    $ 198,983       $ 231,501
    Demand, interest bearing                                                         124,633         105,949
    Savings                                                                          150,096         122,861
    Time                                                                             280,646         264,551
                                                                                -------------    ------------
       Total Deposits                                                                754,358         724,862
  Accrued interest payable and other liabilities                                      13,405          12,068
                                                                                -------------    ------------
Total liabilities                                                                    767,763         736,930
                                                                                -------------    ------------
Commitments and contingencies (Note 2)
Shareholders' Equity:
  Preferred stock - no par value; authorized 1,000,000 shares; no shares issued
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 8,991,928 shares at March 31, 2002
    and 8,963,780 shares at December 31, 2001                                         51,036          50,898
  Shares held in deferred compensation trust (299,048 at March 31, 2002
    and December 31, 2001), net of deferred obligation                                     -               -
  Retained earnings                                                                   17,590          14,855
  Accumulated other comprehensive (loss) - net of taxes
     of $228 at March 31, 2002 and $297 at December 31, 2001                             (321)           (417)
                                                                                -------------    ------------
Total shareholders' equity                                                            68,305          65,336
                                                                                -------------    ------------
Total liabilities and shareholders' equity                                         $ 836,068       $ 802,266
                                                                                =============    ============
See notes to Consolidated Condensed Financial Statements

                               CENTRAL COAST BANCORP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)
Three Months Ended March 31,                                           2002                 2001
                                                                       ----                 ----
Interest Income
   Loans (including fees)                                        $      10,092         $     11,025
   Investment securities                                                 1,746                2,203
   Other                                                                    69                  192
                                                                ---------------       --------------
       Total interest income                                            11,907               13,420
                                                                ---------------       --------------
Interest Expense
   Interest on deposits                                                  3,533                4,834
   Other                                                                    92                   92
                                                                ---------------       --------------
       Total interest expense                                            3,625                4,926
                                                                ---------------       --------------
Net Interest Income                                                      8,282                8,494
Provision for Loan Losses                                                  223                  120
                                                                ---------------       --------------
Net Interest Income after
   Provision for Loan Losses                                             8,059                8,374
                                                                ---------------       --------------

Noninterest Income                                                         767                  650
                                                                ---------------       --------------

Noninterest Expenses
   Salaries and benefits                                                 2,751                3,002
   Occupancy                                                               421                  437
   Furniture and equipment                                                 424                  455
   Other                                                                   989                1,045
                                                                ---------------       --------------
       Total noninterest expenses                                        4,585                4,939
                                                                ---------------       --------------
Income Before Provision for Income Taxes                                 4,241                4,085
Provision for Income Taxes                                               1,505                1,526
                                                                ---------------       --------------
       Net Income                                                $       2,736         $      2,559
                                                                ===============       ==============

Basic Earnings per Share                                         $        0.30         $       0.28
Diluted Earnings per Share                                       $        0.29         $       0.26
See Notes to Consolidated Condensed Financial Statements


                                           CENTRAL COAST BANCORP AND SUBSIDIARY
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
Three Months Ended March 31,                                                                     2002               2001
                                                                                                 ----               ----

Cash Flows from Operations:
   Net income                                                                              $     2,736        $     2,559
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                                                     223                 120
     Depreciation                                                                                  312                 349
     Amortization and accretion                                                                    220                  (9)
     Loss on sale of securities                                                                      -                   2
     Loss on sale of fixed assets                                                                    5                   1
     (Increase) decrease in accrued interest receivable and other assets                          (361)                223
     Increase (decrease) in accrued interest payable and other liabilities                         666              (1,667)
     Increase in deferred loan fees                                                                 36                 226
                                                                                          -------------      --------------
       Net cash provided by operations                                                           3,837               1,804
                                                                                          -------------      --------------
Cash Flows from Investing Activities:
   Purchases of available-for-sale securities                                                  (34,589)            (67,195)
   Proceeds from maturities
     of available-for-sale securities                                                           39,098              33,805
   Proceeds from sale of available-for-sale securities                                               -              39,213
   Net increase in loans                                                                       (13,148)             (8,504)
   Purchases of equipment                                                                         (215)               (150)
                                                                                          -------------      --------------
       Net cash used in investing activities                                                    (8,854)             (2,831)
                                                                                          -------------      --------------
Cash Flows from Financing Activities:
   Net increase (decrease) in deposit accounts                                                  29,496              (8,541)
   Net increase (decrease) in other borrowings                                                     762                 (73)
   Cash received for stock options exercised                                                        45                   2
   Cahs paid for shares repurchased                                                                  -              (1,998)
                                                                                          -------------      --------------
       Net cash provided (used) by financing activities                                         30,303             (10,610)
                                                                                          -------------      --------------
   Net increase (decrease) in cash and equivalents                                              25,286             (11,637)
Cash and equivalents, beginning of period                                                       55,245              74,492
                                                                                          -------------      --------------
Cash and equivalents, end of period                                                        $     80,531       $     62,855
                                                                                          =============      ==============

Other Cash Flow Information:
   Interest paid                                                                           $     3,817        $      4,914
   Income taxes paid                                                                             1,454               5,970
See Notes to Consolidated Condensed Financial Statements

                CENTRAL COAST BANCORP AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     March 31, 2000 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 2002 and December 31, 2001, the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders. The results of operations for the three-month periods ended March 31, 2002 and 2001 may not necessarily be indicative of the operating results for the full year.

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

Stock split - On January 28, 2002, the Board of Directors approved a five-for-four stock split, which was distributed on February 28, 2002, to shareholders of record as of February 14, 2002. All share and per share data have been retroactively adjusted to reflect the stock split.

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $198,224,000 and standby letters of credit of approximately $3,616,000 at March 31, 2002. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $54,183,000 of loan commitments outstanding at March 31, 2002 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended March 31 is reconciled as follows:


In thousands (expect per share data)                                          2002               2001
                                                                              ----               ----
Basic Earnings Per Share
Net income                                                                   $ 2,736           $ 2,559
Weighted average common shares outstanding                                     8,975             9,198
                                                                             -------           -------
   Basic earnings per share                                                  $  0.30           $  0.28
                                                                             =======           =======
Diluted Earnings Per Share
Net Income                                                                   $ 2,736           $ 2,559
Weighted average common shares outstanding                                     8,975             9,198
Dilutive effect of outstanding options                                           415               367
                                                                             -------           -------
   Weighted average common shares outstanding - Diluted                        9,390             9,565
                                                                             -------           -------
   Diluted earnings per share                                                $  0.29           $  0.26
                                                                             =======           =======


4.    COMPREHENSIVE INCOME

                                                           Three Months Ended March 31,
(In thousands)                                                 2002            2001
                                                               ----            ----

Net Earnings                                                 $ 2,736         $ 2,559
Other comprehensive income (loss) - net unrealized
    gain on available-for-sale securities                         96           1,250

Reclassification adjustment for losses included in
    income, net of taxes of $1 for the three
    month period ended March 31, 2001                              -               1
                                                             -------         -------
Total comprehensive earnings                                 $ 2,832         $ 3,810
                                                             =======         =======

5.    STOCK REPURCHASE PLAN

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. The Company has not repurchased any shares in 2002. As of March 31, 2002, there were approximately 279,900 shares remaining under the program for repurchase by the Company.

6. BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which addresses the elimination of pooling accounting treatment in business combinations and the financial accounting and reporting for acquired goodwill and other intangible assets at acquisition and SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No.
141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. The adoption of these statements did not have any impact on the Company's consolidated financial position, results of operations, or cash flows as the Company had no goodwill as of January 1, 2002 and all of the Company's intangible assets have finite lives and are continuing to be amortized.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
          FINANCIAL  CONDITION  AND RESULTS OF OPERATIONS
          -----------------------------------------------


In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment;
(3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, including the events of September 11, 2001 and thereafter; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) the California energy problems; (10) variances in the actual versus projected growth in assets; (11) return on assets; (12) loan losses; (13) expenses;
(14) rates  charged on loans and  earned on  securities  investments;
(15) rates paid on deposits; and (16) fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business this report should be read in conjunction with Central Coast Bancorp's annual report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies
----------------------------

General

Central Coast Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. The Company accounts for its stock based awards using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Since the Company's Stock Option Plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense has been recognized in the financial statements. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see page 16.

Business Organization
---------------------

Central Coast Bancorp (the "Company") is a California corporation organized in 1994, and is the parent company for Community Bank of Central California, a state-chartered bank, headquartered in
Salinas, California (the "Bank"). Its investment in the Bank comprises the major business activity of the Company. Upon prior notification to the Board of Governors, the Company is authorized to engage in a variety of activities, which are deemed closely related to the business of banking. The Company is engaged in certain lending activities related to the purchase of certain tax advantaged loans from the Bank.

The Bank offers a full range of commercial banking services, including a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises. Its principal markets are located in the counties of Monterey, San Benito, Santa Clara and Santa Cruz, which are in the central coastal area of California.

Overview
--------

Central Coast Bancorp reported record net income of $2,736,000 for the quarter ended March 31, 2002. The earnings represent a 6.9% increase over the $2,559,000 reported in the first quarter of 2001. Diluted earnings per share for the first quarter of 2002 increased 11.5% to $0.29 from $0.26 in the prior year period. The earnings per share for the 2001 quarter have been adjusted for the 25% stock split distributed in February 2002.

The Company continued its strong asset growth in first quarter of 2002 as assets grew to $836,068,000 at March 31, 2002, up
$33,802,000 (4.2%) from year-end. At quarter end, loans totaled $619,580,000, up $13,280,000 (2.2%) from year-end and up
$137,971,000 (28.6%) from March 31, 2001. Deposits also had very strong growth in the first quarter as they increased $29,496,000
(4.1%)  from  year-end  to   $754,358,000  at  March  31,  2002.  The
increase in deposits at March 31, 2002 was accomplished in spite of the maturity of a $10,000,000 State of California certificate of deposit, which was included in the 2001 year-end balance.

For the first quarter 2002, the Company realized a return on average equity of 16.4% and a return on average assets of 1.37%, as compared to 16.9% and 1.52% in the first quarter of 2001. Central Coast Bancorp ended the first quarter of 2002 with a Tier 1 capital ratio of 9.9% and a total risk-based capital ratio of 11.1% versus 11.0% and 12.3%, respectively at the end of the first quarter of 2001.

Within the Management's Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis (FTE).

The following table provides a summary of the major elements of income and expense for the periods indicated.


Condensed Comparative Income Statement                                                    Percentage
                                                                                            Change
                                                      Three months ended March 31,         Increase
In thousands (except percentages)                        2002              2001           (Decrease)
                                                         ----              ----           ----------

Interest income (1)                                    $ 12,188          $ 13,678            -11%
Interest expense                                          3,625             4,926            -26%
                                                       ---------         ---------         --------
  Net interest income                                     8,563             8,752             -2%
Provision for loan losses                                   223               120             86%
                                                       ---------         ---------         --------
  Net interest income after
    provision for loan losses                             8,340             8,632             -3%
Noninterest income                                          767               650             18%
Noninterest expense                                       4,585             4,939             -7%
                                                       ---------         ---------         --------
  Income before income taxes                              4,522             4,343              4%
Income taxes                                              1,505             1,526             -1%
Tax equivalent adjustment                                   281               258              9%
                                                       ---------         ---------         --------
  Net income                                           $  2,736          $  2,559              7%
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

                                                                       (Unaudited)
                                                               Three months ended March 31,
(Taxable Equivalent Basis)                              2002                                     2001
                                         Average                 Average          Average                   Avg
(In thousands, except percentages)        Balance      Interest    Yield           Balance      Interest    Yield
                                         -------      --------    -----           -------      --------    -----
Assets:
Earning Assets
  Loans (1) (2)                          $  594,056    $  10,092    6.89%         $  461,548    $  11,025    9.69%
  Taxable investments                        90,040        1,183    5.33%            102,607        1,687    6.67%
  Tax-exempt securities (tax equiv. basis)   49,616          844    6.90%             45,666          774    6.87%
  Federal funds sold                         17,874           69    1.57%             13,495          192    5.77%
                                         ----------    ---------                  ----------    ---------
Total Earning Assets                        751,586    $  12,188    6.58%            623,316    $  13,678    8.90%
Cash & due from banks                        45,270    ---------                      41,674    ---------
Other assets                                 14,909                                   15,733
                                         ----------                               ----------
                                         $  811,765                               $  680,723
                                         ==========                               ==========

Liabilites & Shareholders'
  Equity:
Interest bearing liabilities:
  Demand deposits                        $  111,617    $     271    0.98%         $   88,591    $     328    1.50%
  Savings                                   138,942          760    2.22%            120,812        1,086    3.65%
  Time deposits                             288,902        2,488    3.49%            233,062        3,420    5.95%
  Other borrowings                            6,739          106    6.38%              5,708           92    6.54%
                                         ----------    ---------                  ----------    ---------
Total interest bearing
  liabilities                               546,200        3,625    2.69%            448,173        4,926    4.46%
Demand deposits                             192,027    ---------                     163,674    ---------
Other Liabilities                             5,938                                    7,627
                                         ----------                               ----------
Total Liabilities                           744,165                                  619,474
Shareholders' Equity                         67,600                                   61,249
                                         ----------                               ----------
                                         $  811,765                               $  680,723
                                         ==========                               ==========
Net interest income & margin (3)                       $   8,563    4.62%                       $  8,752     5.69%
                                                       =========                                =========

----------------------------------------------------------------------------------------------------------------------
1)  Loan interest income includes fee income of $386,000 and $332,000 for the three month periods ended March 31, 2002 and 2001, respectively.
2)  Includes the average allowance for loan losses of $11,954,000 and $9,413,000 and average deferred loan fees of
    $1,058,000 and $875,000 for the three months ended March 31, 2002 and 2001, respectively.
3)  Net interest margin is computed by dividing net interest income by the total average earning assets.


Volume/Rate Analysis
(in thousands) Three Months Ended March 31, 2002 over 2001
Increase (decrease) due to change in:                                            Net
                                               Volume         Rate (4)         Change
                                               ------         --------         ------
Interest-earning assets:
   Net Loans (1)(2)                            $ 3,166        $ (4,099)       $   (933)
   Taxable investment securities                  (207)           (297)           (504)
   Tax-exempt investment securities (3)             67               3              70
   Federal funds sold                               62            (185)           (123)
                                               --------       ---------       ---------
     Total                                       3,088          (4,578)         (1,490)
                                               --------       ---------       ---------

Interest-bearing liabilities:
   Demand deposits                                  85            (142)            (57)
   Savings deposits                                163            (489)           (326)
   Time deposits                                   819          (1,751)           (932)
   Other borrowings                                 17              (3)             14
                                               --------       ---------       ---------
     Total                                       1,084          (2,385)         (1,301)
                                               --------       ---------       ---------
Interest differential                          $ 2,004        $ (2,193)       $   (189)
                                               ========       =========       =========

1)  Loan interest income includes fee income of $386,000 and $332,000 for the three month periods ended March 31, 2002 and 2001, respectively.
2)  The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
3)  Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 34% for 2002 and 2001.
4)  The rate / volume variance has been included in the rate variance.


Net interest income for the first quarter of 2002 was $8,563,000, a $189,000 (2.2%) decrease from first quarter of 2001. Interest income was down $1,490,000 (10.9%) from the first quarter of 2001 even with an increase in average loan balances of $132,508,000 (28.7%), which added $3,166,000 to interest income. The increase in average earning assets was more than offset by the significant decreases in the interest rates during 2001. The prime rate was lowered 150 basis points during the first quarter of 2001 and an additional 325 basis points over the remainder of 2001. The combination of these rate changes resulted in the average yield on loans decreasing 280 basis points from 9.69% in the first quarter of 2001 to 6.89% in the first quarter of 2002 resulting in a decrease in interest income on loans of $4,099,000. Rates on the other earning assets also decreased with a resultant decrease of $479,000 in interest income.

Interest expense was lower by $1,301,000 (26.4%) in the first quarter of 2002 from the prior year period. At the end of 2000 and early in 2001, the Bank's rates on time certificates of deposit
(CDs)  were  over  6%.  As the  interest  rates  declined  throughout
2001, rates paid on all deposits were adjusted accordingly. The average rate paid on CDs decreased 246 basis points from 5.95% in the first quarter of 2001 to 3.49% in the first quarter of 2002. This difference in rates lowered interest expense on CDs by $1,751,000. Lower rates on interest-bearing checking and savings accounts decreased interest expense an additional $631,000 on a quarter-over-quarter basis. Over the same period, growth in deposits increased the average balances of interest-bearing liabilities by $98,027,000 (21.9%), which added $1,084,000 to interest expense.

The quarter ended March 31, 2002 is the first quarter that the Federal Reserve Board has not decreased interest rates since the fourth quarter of 2000. During that period, the net interest margin for the Bank has decreased 131 basis points from 5.93% for the fourth quarter of 2000 to 4.62% for the first quarter of 2002 which, as discussed above, had a significant negative impact on interest income. If interest rates remain stable, the net interest margin is expected to show a slight improvement as higher rate CDs continue to reprice. In a rising rate environment the net interest margin is expected to improve, as the Bank's variable rate assets will reprice more quickly than the interest-bearing liabilities.

Provision for Loan Losses
-------------------------

The Bank provided $223,000 for loan losses in the first quarter of 2002 as compared to $120,000 in the first quarter of 2001. The provision for loan losses that has been recorded is based on factors which consider the loan growth, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the
required   level  of  loan  loss   reserves.   At  March  31,   2002,
nonperforming and restructured loans totaled $2,271,000 as compared to $1,478,000 at March 31, 2001. The ratios of the allowance for loan losses to nonperforming loans at each quarter end were 535% and 638%, respectively. The ratio of the allowance for loan losses to total loans was 1.96% at each quarter end and was 1.94% at December 31, 2001. (See the "Credit Risk" and "Allowance for Loan Losses" sections for additional discussion.)

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services, which were primarily responsible for the overall increases in noninterest income. Noninterest income totaled $767,000 in the first quarter of 2002, up $117,000 (18.0%) over the same period in 2001. Service charges on deposit accounts were up $70,000 due to volume increases and certain selective fee increases. Other fees and miscellaneous income were up $47,000 on higher volumes.

Noninterest Expense
-------------------

Noninterest expenses decreased $354,000 (7.2%) to $4,585,000 in the first quarter of 2002 versus the first quarter 2001. Salary and benefit expenses for the quarter of $2,751,000 were down $251,000 from the first quarter of 2001. Salary expense increased $132,000 due to staffing increases and normal salary progression. Benefit and other payroll costs decreased $383,000 of which $260,000 was the result of a one time reduction to employee health care costs. Premises and equipment costs were down $47,000 (5.3%) due in most part to lower depreciation expenses. Other expenses decreased $56,000 to $989,000. The efficiency ratio for the period ended March 31, 2002 improved to 49.1% from 52.5% for the same period in the prior year.

Provision for Income Taxes
--------------------------

The Company recorded income tax expense of $1,505,000 in the first quarter of 2002 versus $1,526,000 in the first quarter of 2001. The effective tax rate for the three months ended March 31, 2002 was 35.5% compared to 37.4% for the same period in the prior year. The effective tax rate was lower in the first quarter of 2002 due to the increased effect of investments in tax exempt securities and loans.

Securities
----------

At March 31, 2001, available-for-sale securities had a market value of $132,652,000 with an amortized cost basis of $133,201,000. The pretax unrealized loss of $549,000 at March 31, 2002 decreased
$164,000 from the $713,000 unrealized loss at December 31, 2001. The increase in securities valuation resulted from slightly lower interest rates in the securities markets at the end of the first quarter of 2002.

Loans
-----

Ending loan balances at March 31, 2002 were $619,580,000, which was an increase of $13,280,000 (2.2%) from year-end 2001 balances. The first quarter 2002 loan growth was slightly higher than the 1.7% growth in the first quarter of 2001. The March 31, 2002 loan balances  were  $137,971,000  (28.6%)  higher  than the year  earlier balances with increases in commercial loans of 5.5%; construction loans of 30.0%; and real estate-other loans of 47.2%. The balances at March 31, 2002 for these loan categories were $175,031,000, $90,612,000 and $340,148,000, respectively. Loan demand is expected to remain steady heading into the second quarter of 2002.

Credit Risk
-----------

The Bank assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically examine new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the
Company's loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of loan losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

Ultimately, the credit quality of the Bank's loans may be influenced by underlying trends in the national and local economic and business cycles. The Bank's business is mostly concentrated in Monterey County. The County's economy is highly dependent on the agricultural and tourism industries. The agricultural industry is also a major driver of the economies of San Benito County and the southern portions of Santa Cruz and Santa Clara Counties, which represent the additional market areas for the Bank. As a result, the Bank lends money to individuals and companies dependent upon the agricultural and tourism industries.

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $506 million at March 31, 2002. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general/local economic conditions could adversely affect the Company's future prospects and results of operations.

In extending credit and commitments to borrowers, the Bank generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Bank's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Bank secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means. Loan losses from lending transactions related to real estate and agriculture compare favorably with the Bank's loan losses on its loan portfolio as a whole.

Management believes that its lending policies and underwriting standards will tend to mitigate losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Bank's loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Bank's service area and limiting investments outside of this area, 2) maintaining a thorough understanding of borrowers' knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Bank's construction lending officers. In addition, the Bank strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

Nonaccrual, Past Due and Restructured Loans
-------------------------------------------

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more, and restructured loans performing in compliance with modified terms at March 31, 2002 and December 31, 2001:

                                                                              March 31,            December 31,
In thousands (except percentages)                                               2002                   2001
                                                                          --------------          -------------
Past due 90 days or more and still accruing interest:
   Commercial                                                              $         82             $       68
   Real estate                                                                        -                      -
   Consumer and other                                                                12                     12
                                                                          --------------           ------------
                                                                                     94                     80
                                                                          --------------           ------------
Nonaccrual:
   Commercial                                                                       631                    702
   Real estate                                                                      592                    592
   Consumer and other                                                                 -                      -
                                                                          --------------           ------------
                                                                                  1,223                  1,294
                                                                          --------------           ------------
Restructured (in compliance with modified
   terms) - Commercial                                                              951                    955
                                                                          --------------           ------------
Total nonperforming and restructured loans                                 $      2,268             $    2,329
                                                                          ==============           ============

Allowance for loan losses as a percentage of nonperforming loans                   535%                   505%
Nonperforming loans to total loans                                                0.37%                  0.38%


Nonperforming loans decreased $61,000 during the first quarter of 2002 compared to December 31, 2001. While the agricultural economy in the Bank's service area has not been materially affected by the national economic slow down, tourism in the Monterey Bay area has seen a reduction in occupancy rates and general level of activity. Management continues to closely monitor the loan portfolio for any indications of weakness that could manifest into loan problems. At quarter end, the nonperforming loans were 0.27% of total assets and 0.37% of total loans compared to 0.29% and 0.38% at December 31,
2001. The decrease in nonperforming loans coupled with the quarterly provision in the allowance for loan losses resulted in the improvement in the coverage ratio of the allowance for loan losses to nonperforming loans from 505% at year-end to 535% at March 31, 2002.

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

At March 31, 2002, the recorded investment in loans that are considered impaired was $2,785,000 of which $1,223,000 is included in nonaccrual loans, and $951,000 is included in restructured loans above. Impaired loans had a valuation allowance of $1,030,000. At December 31, 2001, the recorded investment in loans considered impaired was $2,418,000, including $1,294,000 of nonaccrual loans above and $955,000 of restructured loans performing in compliance with modified terms. Impaired loans had a valuation allowance of $536,000. Management is not aware of any potential problem loans, other than the impaired loans disclosed above, which were accruing and current at March 31, 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based
on  our   historical   loss   experience  and  may  be  adjusted  for
significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. At March 31, 2002, the formula allowance was $9,140,000 compared to $9,043,000 at December 31, 2001. The increase in the formula allowance was primarily a result of the growth in loan and loan commitment balances and the change in the mix of loans in this category of $46,864,000 in the first quarter of 2002.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation higher than the formula reserve will be calculated based on the higher than normal probability of loss and/or a collateral shortfall. At March 31, 2002, the specific allowance was $1,435,000 on a loan base of $17,473,000 compared to a specific allowance of $1,678,000 on a loan base of $18,922,000 at December 31, 2001. The decrease in the specific allowance in the first quarter of 2002 was primarily attributable to reclassifying the loans of one borrower from the specific allowance to a category within the formula allowance.

The unallocated allowance contains amounts that are based on management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At March 31, 2002, the unallocated allowance was $1,569,000 compared to $1,032,000 at December 31, 2001. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at March 31, 2002 and set forth in the preceding paragraph.

The allowance for loan losses totaled $12,144,000 or 1.96% of total loans at March 31, 2002 compared to $11,753,000 or 1.94% at December 31, 2001 and $9,427,000 or 1.96% of total loans at March 31, 2001. At these dates, the allowance represented 535%, 505% and 638% of nonperforming loans.

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate. However, no prediction of the ultimate level of loans charged off in future periods can be made with any certainty.

The following table summarizes activity in the allowance for loan losses for the periods indicated:


(In thousands, except percentages)                                    Three months ended March 31,
                                                                      2002                2001
                                                                   ------------        ------------
Beginning balance                                                   $   11,753          $    9,371
   Provision charged to expense                                            223                 120
   Loans charged off                                                       (53)                (87)
   Recoveries                                                              221                  23
                                                                   ------------        ------------
 Ending balance                                                     $   12,144          $    9,427
                                                                   ============        ============

Ending loan portfolio                                               $  619,580          $  481,609
                                                                   ============        ============

Allowance for loan losses as percentage of ending loan portfolio         1.96%               1.96%

Liquidity
---------

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2002, were approximately
$198,224,000 and $3,616,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco ("FHLB-SF") and sellable SBA loans. On March 31, 2002, consolidated liquid assets totaled $156.7 million or 18.7% of total assets as compared to $110.0 million or 13.7% of total consolidated assets on December 31, 2001. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At March 31, 2002, the Bank had $80,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources
-----------------

The Company's total shareholders' equity was $68,305,000 at March 31, 2002 compared to $65,336,000 at December 31, 2001.

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

The following table shows the Company's and the Bank's actual capital amounts and ratios at March 31, 2002 and December 31, 2001 as well as the minimum capital ratios for capital adequacy and well capitalized classifications under the regulatory framework:



                                                                                                To Be Categorized
                                                                                              Well Capitalized Under
                                                                          For Capital           Prompt Corrective
                                                    Actual             Adequacy Purposes:       Action Provisions
Company                                       Amount      Ratio        Amount       Ratio        Amount       Ratio
                                              ------      -----        ------       -----        ------       -----
As of March 31, 2002
--------------------
Total Capital (to Risk Weighted Assets):    76,794,000     11.1%     55,136,000        8.0%       N/A
Tier 1 Capital (to Risk Weighted Assets):   68,135,000      9.9%     27,568,000        4.0%       N/A
Tier 1 Capital (to Average Assets):         68,135,000      8.4%     32,440,000        4.0%       N/A

As of December 31, 2001:
------------------------
Total Capital (to Risk Weighted Assets):    73,518,000     11.1%     52,971,000        8.0%       N/A
Tier 1 Capital (to Risk Weighted Assets):   65,198,000      9.9%     26,486,000        4.0%       N/A
Tier 1 Capital (to Average Assets):         65,198,000      8.4%     30,896,000        4.0%       N/A

Community Bank
As of March 31, 2002:
---------------------
Total Capital (to Risk Weighted Assets):    68,226,000     10.0%     54,375,000        8.0%     67,979,000     10.0%
Tier 1 Capital (to Risk Weighted Assets):   59,685,000      8.8%     27,187,000        4.0%     40,787,000      6.0%
Tier 1 Capital (to Average Assets):         59,685,000      7.4%     32,071,000        4.0%     40,089,000      5.0%

As of December 31, 2001:
------------------------
Total Capital (to Risk Weighted Assets):    65,318,000     10.0%     52,202,000        8.0%     65,252,000     10.0%
Tier 1 Capital (to Risk Weighted Assets):   57,117,000      8.8%     26,101,000        4.0%     39,151,000      6.0%
Tier 1 Capital (to Average Assets):         57,117,000      7.5%     30,470,000        4.0%     38,088,000      5.0%


The Bank meets the "well capitalized" ratio measures at both March 31, 2002 and December 31, 2001.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.
Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. The latest simulation forecast using February 28, 2002 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 200 basis points would result in an increase of $3,053,000 in net interest income. Conversely, a 200 basis point decrease would result in a decrease of $3,659,000 in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. The risk profile of the Bank has not changed materially from that at year-end 2001.

Other Matters
-------------

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

        (3.1) Articles of Incorporation, as amended, incorporated by reference from Exhibit 10.18 to the Registrant's 2001 Annual Report on Form 10-K filed with the Commission on March 26, 2002.

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

      (10.17)   Lease  agreement  dated  November 27, 2001 related
                to 491 Tres Pinos Road, Hollister, California incorporated by reference from Exhibit 10.17 to the Registrant's 2001 Annual Report on Form 10-K filed with the Commission on March 26, 2002.

      (10.18)   Lease   agreement   dated   February  11,  2002,
                related to 761 First Street, Gilroy, California incorporated by reference from Exhibit 10.18 to the Registrant's 2001 Annual Report on Form 10-K filed with the Commission on March 26, 2002.

       (21.1) The Registrant's only subsidiary is its wholly-owned subsidiary, Community Bank of Central California.



               *Denotes management contracts, compensatory plans or arrangements.

(b)   Reports on Form 8-K.

           A current report on Form 8-K was filed with the Commission on April 22, 2002, reporting a press release dated April 16, 2002 regarding the Company's operating results for the quarter ended March 31, 2002.

SIGNATURES
---------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 23, 2002                      CENTRAL COAST BANCORP


                                    By:/s/ ROBERT M. STANBERRY
                                       -----------------------
                                       Robert M. Stanberry
                                       (Chief Financial Officer
                                        and Principal Accounting
                                        Officer)