Form 10-Q
period 2002-06-30
CENTRAL COAST BANCORP
filed 2002-08-12
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended        June 30, 2002
                               -----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 0-25418

                             CENTRAL COAST BANCORP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  California                              77-0367061
-------------------------------------------             --------------
  (State or other jurisdiction of                  (IRS Employer ID Number)
  incorporation or organization)


  301 Main Street, Salinas, California                          93901
-------------------------------------------                   --------
 (Address of principal executive offices)                    (Zip code)


                                    (831) 422-6642
                                   -----------------
                            (Registrant's telephone number,
                                 including area code)


                                     not applicable
                                    ---------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes  X    No
                                                  -----    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 9,014,174 shares outstanding at August 2, 2002 .





               The Index to Exhibits is located at page 28 Page
                                 1 of 72 Pages

                    PART 1-FINANCIAL INFORMATION
                    Item 1.FINANCIAL STATEMENTS:
                CENTRAL COAST BANCORP AND SUBSIDIARY
          CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                    June 30,  December 31,
(In thousands, except per share data)                 2002       2001
                                                      ----       ----

Assets
  Cash and due from banks                           $ 61,816   $ 55,245
  Federal funds sold                                  15,442          -
                                                    ---------  ---------
     Total cash and equivalents                       77,258     55,245

  Available-for-sale securities (amortized
     cost of $115 at June 30, 2002
     and $138 at December 31, 2001)                  117,163    137,153
  Loans:
    Commercial                                       185,560    199,761
    Real estate-construction                          86,118     85,314
    Real estate-other                                388,524    306,622
    Consumer                                          16,030     15,653
    Deferred loan fees, net                           (1,196)    (1,050)
                                                    ---------  ---------
        Total loans                                  675,036    606,300
    Allowance for loan losses                        (13,012)   (11,753)
                                                    ---------  ---------
  Net Loans                                          662,024    594,547
                                                    ---------  ---------

  Premises and equipment, net                          3,071      2,962
  Accrued interest receivable and other assets        11,433     12,359
                                                    ---------  ---------
Total assets                                       $ 870,949  $ 802,266
                                                    =========  =========
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                    $ 213,726  $ 231,501
    Demand, interest bearing                         138,073    105,949
    Savings                                          188,734    122,861
    Time                                             245,582    264,551
                                                    ---------  ---------
        Total Deposits                               786,115    724,862
  Accrued interest payable and other liabilities      12,482     12,068
                                                    ---------  ---------
Total liabilities                                    798,597    736,930
                                                    ---------  ---------
Commitments and contingencies (Note 2)
Shareholders' Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; no shares issued
  Common stock - no par value; authorized
    25,000,000 shares; issued and outstanding:
    9,005,690 shares at June 30, 2002
    and 8,963,780 shares at December 31, 2001         51,151     50,898
  Shares held in deferred compensation trust
    373,810 at June 30, 2002 and at December
    31, 2001), net of deferred obligation                  -          -
  Retained earnings                                   20,138     14,855
  Accumulated other comprehensive loss - net of
    taxes of $755 at June 30, 2002 and $297 at
    December 31, 2001                                  1,063       (417)
                                                    ---------  ---------
Total shareholders' equity                            72,352     65,336
                                                    ---------  ---------
Total liabilities and shareholders' equity         $ 870,949  $ 802,266
                                                    =========  =========
See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                              Three Months Ended June 30,  Six Months Ended June 30,
(In thousands,                        2002        2001       2002        2001
 except per share data)               ----        ----       ----        ----


Interest Income
   Loans (including fees)           $ 10,952    $ 10,709    $ 21,044    $ 21,734
   Investment securities               1,601       2,122       3,347       4,325
   Other                                  78         113         147         305
                                     --------   ---------  ----------  ----------
       Total interest income          12,631      12,944      24,538      26,364
                                     --------   ---------  ----------  ----------
Interest Expense
   Interest on deposits                3,396       4,729       6,929       9,562
   Other                                 122          94         214         187
                                     --------   ---------  ----------  ----------
       Total interest expense          3,518       4,823       7,143       9,749
                                     --------   ---------  ----------  ----------
Net Interest Income                    9,113       8,121      17,395      16,615
Provision for Loan Losses                900          75       1,123         195
                                     --------   ---------  ----------  ----------
Net Interest Income after
   Provision for Loan Losses           8,213       8,046      16,272      16,420
                                     --------   ---------  ----------  ----------

Noninterest Income
   Service Charges on Deposits           575         471       1,077         903
   Other                                 387         304         652         522
                                     --------   ---------  ----------  ----------
       Total noninterest revenue         962         775       1,729       1,425
                                     --------   ---------  ----------  ----------

Noninterest Expenses
   Salaries and benefits               3,044       2,869       5,795       5,871
   Occupancy                             459         385         880         822
   Furniture and equipment               437         456         861         911
   Other                               1,285       1,066       2,274       2,111
                                     --------   ---------  ----------  ----------
       Total noninterest expenses      5,225       4,776       9,810       9,715
                                     --------   ---------  ----------  ----------
Income Before Income Taxes             3,950       4,045       8,191       8,130
Provision for Income Taxes             1,403       1,522       2,908       3,048
                                     --------   ---------  ----------  ----------
       Net Income                    $ 2,547     $ 2,523     $ 5,283     $ 5,082
                                     ========   =========  ==========  ==========

Basic Earnings per Share              $ 0.28      $ 0.28      $ 0.59      $ 0.56
Diluted Earnings per Share            $ 0.27      $ 0.26      $ 0.56      $ 0.52

See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
Six months ended June 30,                              2002           2001
                                                       ----           ----

Cash Flows from Operations:
   Net income                                          $ 5,283       $ 5,082
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                           1,123           195
     Net gain on sale of investments                      (102)           (3)
     Depreciation                                          637           690
     Net loss on sale of fixed assets                       17             1
     Amortization and accretion                            473           193
     Decrease (increase) in accrued interest
      receivable and other assets                         (252)         (523)
     Increase (decrease) in accrued interest
      payable and other liabilities                       (152)       (2,144)
     Increase in deferred loan fees                        146           214
                                                     ----------      --------
       Net cash provided by operations                   7,173         3,705
                                                     ----------      --------
Cash Flows from Investing Activities:
   Proceeds from maturities of investment securities    97,968        38,223
   Purchases of investment securities                  (92,404)      (88,520)
   Proceeds from sale of investment securities          16,714        52,817
   Net increase in loans                               (68,746)      (34,974)
   Purchases of premises and equipment                    (745)         (175)
                                                     ----------      --------
       Net cash used in investing activities           (47,213)      (32,629)
                                                     ----------      --------
Cash Flows from Financing Activities:
   Net increase in deposit accounts                     61,253        39,537
   Net increase (decrease) in long-term borrowings         682          (148)
   Cash received for stock options exercised               118            67
   Cash paid for shares repurchased                          -        (3,883)
                                                     ----------      --------
       Net cash provided by financing activities        62,053        35,573
                                                     ----------      --------
  Net increase in cash and equivalents                  22,013         6,649
Cash and equivalents, beginning of period               55,245        74,492
                                                     ----------      --------
Cash and equivalents, end of period                   $ 77,258       $ 81,141
                                                     ==========      ========

Other Cash Flow Information:
   Interest paid                                       $ 7,617       $ 9,642
   Income taxes paid                                     2,612         4,737
See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           June 30, 2002 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp's (the "Company's") consolidated financial position at June 30, 2002 and December 31, 2001, the results of operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001.

Certain  disclosures  normally  presented in the notes to the annual  financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2002 and 2001 may not necessarily be indicative of the operating results for the full year.

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

Stock split - On January 28, 2002, the Board of Directors approved a five-for-four stock split, which was distributed on February 28, 2002, to shareholders of record as of February 14, 2002. All share and per share data for the year 2001 have been retroactively adjusted to reflect the stock split.

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $201,662,000 and standby letters of credit of approximately $6,148,000 at June 30, 2002. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $42,802,000 of loan commitments outstanding at June 30, 2002 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for three and six-month periods ended June 30 is reconciled as follows:

                                     Three Months       Six Months
                                        Ended             Ended
                                       June 30,          June 30,
In thousands (expect per share       2002    2001      2002   2001
data)                                ----    ----      ----   ----


Basic Earnings Per Share
------------------------

Net income                          $2,547  $2,523    $5,283 $5,082
Weighted average common shares
  outstanding                        9,003   9,025     8,989  9,110
                                    ------  ------   ------- ------
   Basic earnings per share         $ 0.28  $ 0.28    $ 0.59 $ 0.56
                                    ======  ======   ======= ======

Diluted Earnings Per Share
--------------------------
Net Income                          $2,547  $2,523    $5,283 $5,082
Weighted average common shares
  outstanding                        9,003   9,025     8,989  9,110
Dilutive effect of outstanding
  options                              436     435       426    405
                                    ------  ------   ------- ------
Weighted average common shares
  outstanding - Diluted              9,439   9,460     9,415  9,515
                                    ------  ------   ------- ------
   Diluted earnings per share       $ 0.27  $ 0.26    $ 0.56 $ 0.52
                                    ======  ======   ======= ======


4.  COMPREHENSIVE INCOME

                                  Three Months Ended   Six Months Ended
                                       June 30,            June 30,
(In thousands)                      2002      2001      2002        2001
                                    ----      ----      ----        ----

Net Earnings                        $2,547    $2,523    $5,283     $5,082
Other comprehensive income(loss)-
    Net unrealized gain (loss) on
    available-for-sale securities    1,445      (316)    1,541        934

Reclassification adjustment for gains
    included in income, net of taxes
    of $41 for the three and six
    months ended June 30, 2002 and $2
    and $1 for the three and six
    months ended June 30, 2001         (61)       (3)      (61)        (2)
                                   --------  --------  --------    -------

Total comprehensive income          $3,931    $2,204    $6,763     $6,014
                                   ========  ========  ========    =======

5.    STOCK REPURCHASE PLAN

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. The Company has not repurchased any shares in 2002. As of June 30, 2002, there were approximately 279,900 shares remaining under the program for repurchase by the Company.




6.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board {"FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds and amends these statements to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions including clarification that gains or losses from normal extinguishments of debt need not be classified as extraordinary items. The Company adopted SFAS No. 145 as of April 1, 2002. The adoption did not have a significant impact on the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the  liability  should  initially  be  measured  and  recorded  at fair  value.
Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, including the events of September 11, 2001 and thereafter; (5) changes in the regulatory environment;
(6) changes in accounting principles and procedures; (7) changes in business conditions and inflation; (8) changes in securities markets; (9) data processing compliance problems; (10) the California energy problems; (11) variances in the actual versus projected growth in assets; (12) return on assets; (13) loan losses; (14) expenses; (15) rates charged on loans and earned on securities investments; (16) rates paid on deposits; and (17) fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business this report should be read in conjunction with Central Coast Bancorp's annual report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies
----------------------------

General

Central Coast Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards ("SFAS") No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our  allowance  for  loan  losses  has  three  basic  components:  the  formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred, but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for loan losses, see "Allowance for Loan Losses" discussion later in this Item.

Stock Based Awards

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

Overview
--------

For the second quarter 2002, Central Coast Bancorp reported diluted earnings per share of $0.27 versus $0.26 reported in the year earlier period. Net income for the quarter ended June 30, 2002 was $2,547,000 as compared to $2,523,000 reported for the same period of 2001. The return on equity
("ROE") and the return on assets ("ROA") for the second quarter 2002 were 14.5% and 1.20% as compared to 16.6% and 1.44% for the same period in 2001.

Net income for the six months ended June 30, 2002 and 2001 was $5,283,000 and $5,082,000 with diluted earnings per share of $.56 and $.52, respectively. For the first six months of 2002, ROE was 15.4% and ROA was 1.28% as compared to 16.8% and 1.48% for the same period in 2001. The earnings per share for the 2001 periods have been adjusted for the 25% stock split distributed in February 2002.

The Company continued to experience strong growth in assets, loans and deposits during the second quarter of 2002. At June 30, 2002, the Company had assets totaling $870,949,000, an increase of $34,881,000 (4.2%) from March 31, 2002 and $68,683,000 from year-end 2001. During the quarter, loans increased $55,456,000 (9.0%) to total $675,036,000 at June 30, 2002.
Deposits increased $31,757,000 (4.2%) to total $786,115,000 at quarter end. The deposit growth was accomplished even with a reduction of $20,000,000 of State of California certificates of deposit in April 2002. On a year over year basis, internal growth has generated an increase in assets of $124,813,000 (16.7%); an increase in loans of $166,938,000 (32.9%); and an increase in deposits of $113,368,000 (16.9%), which was net of a decrease of $10,000,000 of State of California certificates of deposit.

Central Coast Bancorp ended the second quarter of 2002 with a Tier 1 capital ratio of 9.7% and a total risk-based capital ratio of 10.9% versus 10.6% and 11.9%, respectively, at the end of the second quarter of 2001.

In April  2002,  the Bank  opened its  eleventh  branch in Gilroy,  California, which is located in the southern portion of Santa Clara County. In July 2002, the Bank entered into a lease agreement for a branch office building in downtown Monterey. Subject to regulatory approval, the Monterey branch opening is planned for early fourth quarter of 2002. Both of these branch expansions represent a continuation of our strategic plan to expand the Bank's footprint within and on the fringes of our existing market area.

Within the Management's Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis ("FTE"). These items have been adjusted to give effect to $279,000 and $281,000 in taxable equivalent interest income on tax-free investments for the three- month periods ending June 30, 2002 and 2001 and $561,000 and $539,000 for the six-month periods ending June 30, 2002.

The following table provides a summary of the major elements of income and expense for the periods indicated.


Condensed Comparative Income Statement
                                                      Percentage                    Percentage
                                    Three Months Ended  Change    Six Months Ended    Change
                                         June 30,      Increase       June 30,       Increase
(In thousands, except percentages)    2002     2001   (Decrease)   2002      2001   (Decrease)
                                      ----     ----   ----------   ----      ----   ----------

Interest Income (1)                $ 12,910 $ 13,225     -2%   $ 25,099  $ 26,903      -7%
Interest Expense                      3,518    4,823    -27%      7,143     9,749     -27%
                                     ------    -----    -----    ------     -----     -----
  Net interest income                 9,392    8,402     12%     17,956    17,154       5%
Provision for Loan Losses               900       75   1100%      1,123       195     476%
                                     ------    -----    -----    ------     -----     -----
  Net interest income after
    provision for loan losses         8,492    8,327      2%     16,833    16,959      -1%
Noninterest Income                      962      775     24%      1,729     1,425      21%
Noninterest Expense                   5,225    4,776      9%      9,810     9,715       1%
                                     ------    -----    -----    ------     -----     -----
  Income before income taxes          4,229    4,326     -2%      8,752     8,669       1%
Provision for Income Taxes            1,403    1,522     -8%      2,908     3,048      -5%
Tax Equivalent Adjustment               279      281     -1%        561       539       4%
                                     ------    -----    -----    ------     -----     -----

  Net income                        $ 2,547  $ 2,523      1%    $ 5,283    $5,082       4%
                                     ======    =====    =====    ======     =====     =====

1) Interest on tax-free securities is reported on a tax equivalent basis.

Net interest income / net interest margin
-----------------------------------------

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Bank's earnings. Net interest margin is net interest income expressed as a percentage of average earning assets. The first two following tables provide a summary of the components of net interest income and the changes within the components for the periods indicated. The third table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated.


                                                                Three months ended June 30,
(Taxable Equivalent Basis)                                2002                               2001
                                               Avg.                 Avg.         Avg.                    Avg.
(In thousands, except percentages)            Balance   Interest    Yield       Balance     Interest     Yield
                                              -------   --------    -----       -------     --------     -----

Assets:
Earning Assets
  Loans (1) (2)                            $ 639,398   $ 10,952     6.87%    $ 484,536   $ 10,709       8.86%
  Taxable investments                         84,228      1,042     4.96%      102,866      1,558       6.08%
  Tax-exempt investments (tax equiv. basis)   49,143        838     6.84%       49,706        845       6.81%
  Federal funds sold                          17,553         78     1.78%       10,978        113       4.13%
                                             -------     ------                -------    -------
Total Earning Assets                         790,322   $ 12,910     6.55%      648,086   $ 13,225       8.18%
                                                         ------                           -------
Cash & due from banks                         49,562                            42,500
Other assets (4)                              14,091                            14,249
                                             -------                           -------
                                           $ 853,975                         $ 704,835
                                             =======                           =======

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                          $ 135,929   $    362     1.07%    $  98,440   $    332       1.35%
  Savings                                    173,100        916     2.12%      123,679        984       3.19%
  Time deposits                              258,326      2,118     3.29%      245,628      3,413       5.57%
  Other borrowings                             6,863        122     7.13%        6,581         94       5.73%
                                             -------     ------                -------    -------
Total interest bearing liabilities           574,218      3,518     2.46%      474,328      4,823       4.08%
                                                         ------                           -------
Demand deposits                              203,259                           163,370
Other Liabilities                              5,909                             6,183
                                             -------                           -------
Total Liabilities                            783,386                           643,881
Shareholders' Equity                          70,589                            60,954
                                             -------                           -------
                                           $ 853,975                         $ 704,835
                                             =======                           =======
Net interest income & margin (3)                        $ 9,392     4.77%                $  8,402       5.20%
                                                         ======    ======                 =======       =====

--------------------------------------------------------------------------------------------------------------

(1)  Loan interest income includes fee income of $415,000 and  $347,000 for the three months ended June 30, 2002 and 2001, respectively.
(2)  Includes the average allowance for loan losses of $12,283,000 and $9,455,000 and average deferred loan fees of $1,186,000 and $966,000 for the three months ended June 30, 2002 and 2001, respectively.
(3)  Net interest margin is computed by dividing net interest income by the total average earning assets.
(4)  Includes the unrealized loss on available-for-sale securities.


                                                             Six months ended June 30 ,
(Taxable Equivalent Basis)                            2002                                2001
                                          Avg.                    Avg.         Avg.                  Avg.
(In thousands, except percentages)     Balance      Interest    Yield       Balance     Interest   Yield
                                       -------      --------    -----       -------     --------   -----

Assets:
Earning Assets
  Loans (1) (2)                         $616,852    $21,044       6.88%     $473,106   $21,734      9.26%
  Taxable investments                     87,118      2,225       5.15%      103,173     3,247      6.35%
  Tax-exempt securities(tax equiv. basis) 49,378      1,683       6.87%       47,697     1,617      6.84%
  Federal funds sold                      17,764        147       1.67%       12,229       305      5.03%
                                          ------     ------                  -------    ------
Total Earning Assets                     771,112    $25,099       6.56%      636,205   $26,903      8.53%
                                                     ------                             ------
Cash & due from banks                     47,377                              42,089
Other assets (4)                          14,498                              14,552
                                          ------                             -------
                                        $832,987                            $692,846
                                          ======                             =======

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                       $123,840    $   633       1.03%     $ 93,543   $   660      1.42%
  Savings                                156,115      1,675       2.16%      122,253     2,069      3.41%
  Time deposits                          273,529      4,621       3.41%      239,380     6,833      5.76%
  Other borrowings                         6,802        214       6.34%        6,147       187      6.13%
                                          ------     ------                  -------    ------
Total interest bearing liabilities       560,286      7,143       2.57%      461,323     9,749      4.26%
                                                     ------                             ------
Demand deposits                          197,674                             163,521
Other Liabilities                          5,968                               6,952
                                          ------                             -------
Total Liabilities                        763,928                             631,796
Shareholders' Equity                      69,059                              61,050
                                          ------                             -------
                                        $832,987                            $692,846
                                          ======                             =======
Net interest income & margin (3)                    $17,956       4.70%                $17,154      5.44%
                                                     ======       ====                  ======     ======

-----------------------------------------------------------------------------------------------------------

(1)  Loan interest income includes fee income of $801,000 and $679,000 for the six months ended June 30, 2002 and 2001, respectively
(2)  Includes the average allowance for loan losses of $12,123,000 and $9,434,000 and average deferred loan fees of $1,127,000 and $921,000 for the six months ended June 30, 2002 and 2001, respectively.
(3)  Net interest margin is computed by dividing net interest income by the total average earning assets.
(4)  Includes the unrealized loss on available-for-sale securities.


 Volume/Rate Analysis
(in thousands) Three Months Ended June 30, 2002 over 2001
Increase (decrease) due to change in:
                                                                         Net
                                          Volume          Rate (4)     Change
                                          ------          --------     ------

Interest-earning assets:
   Net Loans (1)(2)                      $ 3,421         $(3,178)      $  243
   Taxable investment securities            (283)           (233)        (516)
   Tax exempt investment securities (3)      (10)              3           (7)
   Federal funds sold                         68            (103)         (35)
                                         --------        --------      -------
     Total                                 3,196          (3,511)        (315)
                                         --------        --------      -------

Interest-bearing liabilities:
   Demand deposits                           126             (96)          30
   Savings deposits                          393            (461)         (68)
   Time deposits                             176          (1,471)      (1,295)
   Other borrowings                            4              24           28
                                         --------        --------      -------
     Total                                   699          (2,004)      (1,305)
                                         --------        --------      -------
Interest differential                    $ 2,497         $(1,507)      $  990
                                         ========        ========      =======


(in thousands) Six Months Ended June 30, 2002 over 2001
Increase (decrease) due to change in:
                                                                         Net
                                          Volume           Rate (4)    Change
                                          ------           --------    ------
Interest-earning assets:
   Net Loans (1)(2)                      $ 6,601         $(7,291)      $ (690)
   Taxable investment securities            (506)           (516)      (1,022)
   Tax exempt investment securities (3)       57               9           66
   Federal funds sold                        138            (296)        (158)
                                         --------         -------     --------
     Total                                 6,290          (8,094)      (1,804)
                                         --------         -------     --------

Interest-bearing liabilities:
   Demand deposits                           213            (240)         (27)
   Savings deposits                          573            (967)        (394)
   Time deposits                             975          (3,187)      (2,212)
   Other borrowings                           20               7           27
                                         --------         -------     --------
     Total                                 1,781          (4,387)      (2,606)
                                         --------         -------     --------
Interest differential                    $ 4,509         $(3,707)       $ 802
                                         ========         =======     ========

(1) The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $415,000 and $347,000 for the quarters ended June 30, 2002 and 2001, and loan fees of
    $801,000 and $679,000 for the six months ended June 30, 2002 and 2001, respectively have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that relate to income on certain securities that are exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2002 and 2001.
(4) The rate / volume variance has been included in the rate variance.

Net interest income for the second quarter of 2002 was $9,392,000, which was an increase of $990,000 (11.8%) over the second quarter of 2001. The net interest income for the second quarter of 2002 was the highest quarterly net interest income ever earned by the Company and was reflective of high growth in loans and lower costs on interest-bearing liabilities. The interest income component decreased $315,000 (2.4%) on a quarter over quarter basis as the 475 basis points in rate decreases in 2001 continue to impact interest income. Average loan balances were $154,862,000 (32.0%) higher in the second quarter of 2002 versus the same quarter in the previous year. This volume difference added $3,421,000 to interest income. However, the average yield earned on loans in the second quarter of 2002 was 6.87%, a decrease of 199 basis points from the yield earned in the second quarter of 2001. The lower loan yield decreased interest income by $3,178,000. The average balance of taxable investment securities in the second quarter of 2002 was $18,638,000 (18.1%) lower than it was in the second quarter of 2001. Average balances for Federal funds sold for these two periods increased $6,575,000 to $17,553,000. Interest income for the investing activities decreased $558,000 on a period over period basis.

The negative effect on net interest income caused by the lower interest income was more than offset by decreases in interest expense on deposit liabilities. Interest expense decreased $1,305,000 (27.1%) as the average rate paid on interest-bearing liabilities declined 162 basis points to 2.46% for the second quarter of 2002 as compared to 4.08% in the year earlier period. This decrease in rates reduced interest expense by $2,004,000. Average balances of interest-bearing liabilities in the second quarter of 2002 increased by $99,890,000 (21.1%) over the prior year period. These higher balances added $699,000 to interest expense.

The net interest margin for the second quarter of 2002 was 4.77% as compared to 5.20% in the year earlier period. The net interest margin in the second quarter of 2002 increased 15 basis points from the 4.62% achieved in the first quarter of 2002. The favorable change in net interest margin from the first quarter is attributable to lower costs on interest-bearing liabilities as the result of longer-term certificates maturing and repricing. The Federal Reserve board did not adjust short-term interest rates during the first six months of 2002. If interest rates remain stable for the balance of 2002, the net interest margin is expected to show a slight improvement. In a rising rate environment the net interest margin is expected to improve, as the Bank's variable rate assets are expected to reprice more quickly than the interest-bearing liabilities.


For the six-month period ending June 30, 2002, net interest income increased $802,000 (4.7%) over the first six months of 2001. The interest income component decreased $1,804,000 to $25,099,000. Average balances of earning assets were $134,907,000 (21.2%) higher in the first six months of 2002 than the same period in 2001. The average balance of loans was $143,746,000 higher, which contributed $6,601,000 to interest income. The average yield received on loans in the first six months of 2002 was 238 basis points lower than the 9.26% received in the year earlier period. The lower yield on loans decreased interest income by $7,291,000. The average balance of taxable investment securities was $16,055,000 (15.6%) lower in the first six-months of 2002 than in the year earlier period. As securities matured the proceeds were utilized to fund the continued loan growth. The lower balances in taxable investments decreased interest income $506,000 and lower yields on the investment securities decreased interest income an additional $516,000. The changes in the tax-exempt investment securities and federal funds sold decreased interest income by an additional $92,000.

Interest expense for the six-month period ending June 30, 2002 decreased $2,606,000 (26.7%) from the first six months of 2001. Average interest bearing deposit balances in the first six-months of 2002 were $98,308,000 (21.6%) higher than in the year earlier period. These volume increases added $1,761,000 to interest expense. For the first six months of 2002, average rates paid on interest bearing liabilities was 2.57% for a decline of 169 basis points from the rates paid in the first six-months of 2001. The lower rates resulted in a $4,387,000 decrease in interest expense in the first six months of 2002 from the prior year period.

Net interest margin for the first six months of 2002 decreased 74 basis points to 4.70% from 5.44% in the year earlier period.



Provision for Loan Losses
-------------------------

The Bank provided $900,000 for loan losses in the second quarter of 2002 as compared to $75,000 in the second quarter of 2001. For the six-month period ended June 30, 2002, the Bank provided $1,123,000 compared to $195,000 in the year earlier period. The provision for loan losses that has been recorded is based on factors which consider the loan growth, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the required level of loan loss reserves. At June 30, 2002, the ratio of the allowance for loan losses to total loans was 1.93% as compared to 1.96% at March 31, 2002, 1.94% at December 31, 2001 and 1.87% at June 30, 2001. (See the "Credit Risk" and "Allowance for Loan Losses" sections for additional discussion.).

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $962,000 in the second quarter of 2002, which was up $187,000 (24.1%) over the same period in 2001. Service charges on deposit accounts were up $104,000 (22.2%) due to volume and certain fee increases. Commissions on mortgage brokerage services decreased $32,000 (27.0%) as mortgage originations and refinance activity declined from the levels in the second quarter of 2001. The Company realized net gains totaling $102,000 on the sale of investment securities in the second quarter of 2002 as compared to $4,000 in the second quarter of 2001.

For the first six-months of 2002, noninterest income was $1,729,000 compared to $1,425,000 in the same period last year. Service charges on deposits were up $174,000 (19.3%) due to higher volumes and the effect of certain fee increases. Other fees were $20,000 (4.7%) higher in the first half of 2002. The higher fees on other services were offset in part by a $29,000 decline in mortgage brokerage fees as the activity levels decreased. The Company realized net gains totaling $102,000 on the sale of investment securities in the first six-months of 2002 as compared to $3,000 in the same period of 2001.

Noninterest Expense
-------------------

As compared to the second quarter of 2001, noninterest expenses increased $449,000 (9.4%) to a total of $5,225,000 in the second quarter of 2002. Salary and employee benefits increased $175,000 (6.1%) because of additional staffing for the new Gilroy branch, opened in April 2002, internal growth, higher benefit costs, and normal salary increases. On a quarter over quarter basis, occupancy and fixed asset expenses were higher by $55,000 (6.5%). Costs related to the new Gilroy branch, expansion of the Hollister branch and higher business volume contributed to the increase. Other expenses for the second quarter of 2002 totaled $1,285,000, which was an increase of $219,000 (20.5%) from the prior year quarter. Increased costs were due to higher volumes and certain other operational losses. The efficiency ratio for the second quarter of 2002 improved to 50.5% from 52.0%for the second quarter of 2001.

Noninterest expenses for the six-month period ending June 30, 2002 were $9,810,000 versus $9,715,000 for the same period in 2001. Salary and benefit expenses were $5,795,000 in 2002 versus $5,871,000 in the first six-months of 2001. The lower costs reflect a $260,000 one-time reduction to employee health care, which was recorded in the first quarter of 2002. Even with the opening of the Gilroy branch and the expansion of the Hollister branch, occupancy and fixed asset expenses were relatively flat with total expenses of $1,741,000 for the first six months of 2002 as compared to $1,733,000 in the year earlier period. Lower depreciation expenses in the first quarter of 2002 contributed to the small year-to-date increase in these expenses. Other expenses increased $163,000 (7.7%). Approximately half of the increase was due to certain other operational losses with the balance due to higher business volumes. The efficiency ratio for the first six months of 2002 improved to 49.8% as compared to 52.3% for the same period of 2001.

Provision for Income Taxes
--------------------------

The effective tax rate, considering state and federal taxes, and tax exempt income, for the second quarter and first six-months of 2002 was 35.5% compared to 37.6% and 37.5 for the same periods in 2001. The estimated tax rates in 2002 are lower as tax exempt loans and investment securities represent a higher percentage of income.

Securities
----------

At June 30, 2002, available-for-sale securities had a market value of $117,163,000 with an amortized cost basis of $115,345,000. On an amortized cost basis, the investment portfolio decreased by $17,856,000 from the balance at March 31, 2002 and $22,522,000 from the balance at December 31, 2001. Funds from the sale of securities and principal payments received on mortgage backed securities have been used in support of the Company's loan growth. The unrealized gain of $1,818,000 at June 30, 2002 represented an increase of $2,367,000 from the unrealized loss of $549,000 at March 31, 2002 and an increase of $2,532,000 from the unrealized loss of $714,000 at December 31, 2001. The unrealized gain was the result of the downward shift in the mid to long term rates in the yield curve in the second quarter of 2002.

Loans
-----

The ending loan balance at June 30, 2002 was $675,036,000, which was an increase of $68,736,000 (11.3%) from the year-end 2001 balance and $166,938,000 (32.9%) from the June 30, 2001 balance. All categories of loans have increased compared to the June 30, 2001 balances. The most significant loan growth has been in the real estate - other category. All sectors of the commercial real estate market in Monterey County remain relatively strong. Vacancy rates are low and economic projections expect the vacancy rates to remain low as there is a lack of appropriately zoned land and available water and the political pressures are for slow growth. Within its primary market area, the Bank has diversified its risk both as to property type and location. See "Credit Risk" below for a discussion regarding real estate risk.

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

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $541 million at June 30, 2002. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect the Company's future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)
---------------------------------------------------------------------------

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more, restructured loans performing in compliance with modified terms and OREO at June 30, 2002 and December 31, 2001:



(In thousands, except percentages)               June 30,  December 31,
                                                   2002          2001
                                                   ----          ----
Past due 90 days or more and still accruing :
   Commercial                                      $     3      $    68
   Real estate                                         252            -
   Consumer and other                                    -           12
                                                 ----------    ---------
                                                       255           80
                                                 ----------    ---------
Nonaccrual:
   Commercial                                          641          702
   Real estate                                           -          592
   Consumer and other                                    -            -
                                                 ----------    ---------
                                                       641        1,294
                                                 ----------    ---------
Restructured (in compliance with modified
   terms)- Commercial                                  945          955
                                                 ----------    ---------
Total nonperforming and restructured loans           1,841        2,329
                                                 ----------    ---------
Other  real estate  owned                              592            -
                                                 ----------    ---------
Total nonperforming assets                       $   2,433     $  2,329
                                                 ==========    =========

Allowance for loan losses as a percentage of
  nonperforming and restructured loans                707%         505%
Nonperforming and restructured
  loans to total loans                               0.27%        0.38%
Allowance for loan losses to
  nonperforming assets                                535%         505%
Nonperforming assets to total assets                 0.28%        0.29%


During the second quarter of 2002, the Company acquired one OREO property with a value of $592,000. Including the OREO property, nonperforming loans increased $165,000 from the March 31, 2002 balance and $104,000 from the December 31, 2001 balance. At June 30, 2002, nonperforming and restructured loans, excluding the OREO property, were 0.27% of total loans, which was down from 0.37% at March 31, 2002 and 0.38% at December 31, 2001. The ratio of nonperforming assets to total assets was 0.28% at June 30, 2002, 0.27% at March 31, 2002 and 0.29% at December 31, 2001. Subsequent to June 30, 2002, the Company accepted an offer for the purchase of the OREO property and no loss on the property is expected.

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

At June 30, 2002, the recorded investment in loans that are considered impaired under SFAS No. 114 was $1,714,000. The total impaired loans include $641,000 of nonaccrual loans and $945,000 of restructured loans. . Impaired loans had valuation allowances totaling $747,000. At December 31, 2001, the recorded investment in loans considered impaired was $2,418,000, of which $1,294,000 was included in nonaccrual loans and $955,000 was included in restructured loans. The impaired loans at December 31, 2001 had valuation allowances totaling $536,000. Management is not aware of any potential problem loans, other than the impaired loans disclosed above, which were accruing and current at June 30, 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. At June 30, 2002, the formula allowance was $9,099,000 compared to $9,140,000 at March 31, 2002 and $9,043,000 at December 31, 2001. The slight decrease in the formula allowance during the second quarter was primarily a result of reclassifying certain loans into the specific allowance category.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all significant classified and criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation higher or lower than the formula reserve will be calculated based on the probability of loss and/or a collateral shortfall. At June 30, 2002, the specific allowance was $2,102,000 on a loan base of $33,466,000 compared to a specific allowance of $1,435,000 on a loan base of $17,473,000 at March 31, 2002 and a specific allowance of $1,678,000 on a loan base of $18,922,000 at December 31, 2001. The $667,000 increase in the specific allowance in the second quarter of 2002 was primarily attributable to establishing specific reserves for loans from two borrowers.

The unallocated allowance contains amounts that are based on management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At June 30, 2002, the unallocated allowance was $1,811,000 compared to $1,569,000 at March 31, 2002 and $1,032,000 at December 31, 2001.
The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:


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

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at June 30, 2002 and set forth in the preceding paragraph.

The allowance for loan losses totaled $13,012,000 or 1.93% of total loans at June 30, 2002 compared to $12,144,000 or 1.96% at March 31, 2002, $11,753,000
or 1.94% at December 31, 2001 and $9,509,000 or 1.87% of total loans at June 30, 2001. At these dates, the allowance represented 707%, 535%, 505% and 238% of nonperforming loans.

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

The following table summarizes activity in the allowance for loan losses for the periods indicated:

                          Three months ended     Six months ended
                               June 30,              June 30,
(In thousands, except     2002       2001         2002       2001
percentages)              ----       ----         ----       ----


 Beginning balance       $12,144    $ 9,427      $11,753      9,371
   Provision charged to
    expense                  900         75        1,123        195
   Loans charged off         (43)       (17)         (96)      (104)
   Recoveries                 11         24          232         47
                         --------   --------     -------    -------
Ending balance           $13,012    $ 9,509      $13,012      9,509
                         ========   ========     =======    =======

Ending loan portfolio                           $675,036   $508,098
                                                 =======    =======

Allowance for loan losses as
percentage of ending loan portfolio                1.93%      1.87%


Liquidity
---------

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2002 were approximately $201,662,000 and $6,148,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco ("FHLB-SF") and sellable SBA loans. On June 30, 2002, consolidated liquid assets totaled $124.9 million or 14.3% of total assets as compared to $110.0 million or 13.7% of total consolidated assets on December 31, 2001. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At June 30, 2002, the Bank had $80,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources
-----------------

The Company's total shareholders' equity was $72,352,000 at June 30, 2002 compared to $65,336,000 at December 31, 2001.

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

The following table shows the Company's and the Bank's actual capital amounts and ratios at June 30, 2002 and December 31, 2001 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                                    To Be Categorized
                                                                                                  Well Capitalized Under
                                                                              For Capital           Prompt Corrective
                                                        Actual:            Adequacy Purposes:       Action Provisions:
                                                Amount         Ratio       Amount       Ratio       Amount       Ratio
                                                ------         -----       ------       -----       ------       -----
Company
-------
As of June 30, 2002
-------------------
Total Capital (to Risk Weighted Assets):      $80,063,000     10.9%      $58,585,000     8.0%        N/A
Tier 1 Capital (to Risk Weighted Assets):      70,862,000      9.7%       29,292,000     4.0%        N/A
Tier 1 Capital (to Average Assets):            70,862,000      8.3%       34,141,000     4.0%        N/A

As of December 31, 2001:
------------------------
Total Capital (to Risk Weighted Assets):       73,518,000     11.1%       52,971,000     8.0%        N/A
Tier 1 Capital (to Risk Weighted Assets):      65,198,000      9.9%       26,486,000     4.0%        N/A
Tier 1 Capital (to Average Assets):            65,198,000      8.4%       30,896,000     4.0%        N/A

Community Bank
--------------
As of June 30, 2002:
--------------------
Total Capital (to Risk Weighted Assets):      $73,352,000     10.1%      $58,030,000     8.0%     $72,538,000    10.0%
Tier 1 Capital (to Risk Weighted Assets):      64,236,000      8.9%       29,015,000     4.0%      43,523,000     6.0%
Tier 1 Capital (to Average Assets):            64,236,000      7.6%       33,787,000     4.0%      42,234,000     5.0%

As of December 31, 2001:
------------------------
Total Capital (to Risk Weighted Assets):       65,318,000     10.0%       52,202,000     8.0%      65,252,000    10.0%
Tier 1 Capital (to Risk Weighted Assets):      57,117,000      8.8%       26,101,000     4.0%      39,151,000     6.0%
Tier 1 Capital (to Average Assets):            57,117,000      7.5%       30,470,000     4.0%      38,088,000     5.0%

The Bank meets the "well capitalized" ratio measures at both June 30, 2002 and December 31, 2001.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.
Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. The latest simulation forecast using May 31, 2002 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 200 basis points would result in an increase of $3,393,000 in net interest income. Conversely, a 200 basis point decrease would result in a decrease of $3,522,000 in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. The risk profile of the Bank has not changed materially from that at year-end 2001.

Other Matters
-------------

Terrorist Acts

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2002 and December 31, 2001, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk (See footnote 2 in the financial statements). The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

Certain financial institutions have elected to use special purpose vehicles ("SPV") to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that makes it obligations secure even if the parent corporation goes bankrupt. Under the circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. The Company does not use SPV or other structures to dispose of problem assets.

Subsequent Events
-----------------

President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act provide for:

o Expanded oversight of the Accounting Profession by creating a new independent oversight board to be monitored by the SEC.
o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO, and makes it a crime for an issuer to interfere with an audit.
o Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
o Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.

The effect of the Act upon corporations is uncertain; however, it is likely that compliance costs may increase as corporations modify procedures if required to conform to the provisions of the Act. The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results of its operations or its cash flows.

                          PART II - OTHER INFORMATION

Item 1.    Legal proceedings.

                None.

Item 2.     Changes in securities.

                None.

Item 3.     Defaults upon senior securities.

                None.

Item 4.     Submission of matters to a vote of security holders.

           THE FOLLOWING ARE THE VOTING RESULTS OF THE REGISTRANTS'S ANNUAL MEETING OF THE SHAREHOLDERS HELD ON MAY 23, 2002:

           PROPOSAL NO. 1: ELECTION OF DIRECTORS

                                           AFFIRMATIVE   VOTES
                                                      -
           NOMINEE                           VOTES       WITHHELD
           -------                           -----       --------

           ALFRED P. GLOVER (Class 1)      6,482,593      25,791
           LOUIS A. SOUZA                  6,478,152      30,252
                     (Class 1)
           MOSE E. THOMAS, JR. (Class 1)   6,477,269      31,115

           PROPOSAL NO.2: APPROVAL OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT PUBLIC ACCOUNTANTS FOR THE 2002 FISCAL YEAR

              FOR 6,390,890 AGAINST   90,057    ABSTAIN   27,437

           TOTAL NUMBER OF SHARES VOTED: 6,508,384.


           IN ADDITION, THE FOLLOWING DIRECTORS CONTINUE IN OFFICE AS MEMBERS OF THE CLASS DESIGNATED AND WERE NOT SUBJECT TO SHAREHOLDER ELECTION AT THIS TIME:

           MICHAEL T. LAPSYS (Class 2)
           DUNCAN L. McCARTER (Class 2)
           NICK VENTIMIGLIA (Class 2)
           C. EDWARD BOUTONNET (Class 3)
           BRADFORD G. CRANDALL (Class 3)
           ROBERT M. MRAULE, D.D.S., M.D.(Class 3)

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

         *(10.13)    Form of Executive Employment Agreement incorporated by reference from Exhibit 10.13 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

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

          (10.19)    Lease  agreement  dated  July  16,  2002,  related  to 439
                Alvarado Street, Monterey, California.

          (21.1)     The  Registrant's  only subsidiary is its  wholly-owned  subsidiary,
                Community Bank of Central California.

          (99.1)     Certification of Chief Executive Officer and Chief Financial
                Officer pursuant to the Sarbanes-Oxley Act of 2002


               *Denotes   management    contracts,    compensatory   plans   or
               arrangements.

(b)   Reports on Form 8-K.

           None

SIGNATURES
-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 2, 2002                            CENTRAL COAST BANCORP


                                    By:   /s/ ROBERT M. STANBERRY
                                      ----------------------------------
                                          Robert M. Stanberry
                                          (Chief Financial Officer, Principal
                                          Financial and Accounting Officer)

                         EXHIBIT INDEX


Exhibit                                                           Sequential
Number                    Description                            Page Number


10.19       Lease agreement dated July 16, 2002, related to              29
            439 Alvarado Street, Monterey, California

99.1 Certification of Chief Executive Officer and Chief Financial 72 Officer pursuant to the Sarbanes-Oxley Act of 2002