Form 10-Q
period 2002-09-30
CENTRAL COAST BANCORP
filed 2002-11-13
CIK 921085

2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended        September 30, 2002        .
                               ----------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 0-25418 .

                              CENTRAL COAST BANCORP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  California                               77-0367061
-------------------------------------------               -------------
  (State or other jurisdiction of                     (IRS Employer ID Number)
  incorporation or organization)


  301 Main Street, Salinas, California                        93901
-------------------------------------------                  -------
 (Address of principal executive offices)                   (Zip code)


                                    (831) 422-6642
                                    -----------------
                            (Registrant's telephone number,
                                  including area code)


                                     not applicable
                                     ---------------
  (Former name, former address and former fiscal year,if changed since last report.)

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

No par value Common Stock - 9,014,174 shares outstanding at November 7, 2002.





               The Index to Exhibits is located at page 24 Page
                                 1 of 31 Pages

                          PART 1-FINANCIAL INFORMATION
                          Item 1.FINANCIAL STATEMENTS:


                CENTRAL COAST BANCORP AND SUBSIDIARY
          CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)


                                                                        September 30,      December 31,
(In thousands, except share data)                                           2002               2001
                                                                            ----               ----

Assets
  Cash and due from banks                                                $  45,873          $  55,245
  Federal funds sold                                                         1,208                 -
                                                                          --------           --------
     Total cash and equivalents                                             47,081             55,245

  Available-for-sale securities at fair value (amortized cost of $110,277
     at September 30, 2002 and $137,867 at December 31, 2001)              114,716            137,153
  Loans:
    Commercial                                                             199,448            199,761
    Real estate-construction                                                85,138             85,314
    Real estate-other                                                      408,477            306,622
    Consumer                                                                18,480             15,653
    Deferred loan fees, net                                                 (1,132)            (1,050)
                                                                          --------           --------
        Total loans                                                        710,411            606,300
    Allowance for loan losses                                              (13,947)           (11,753)
                                                                          --------           --------
  Net Loans                                                                696,464            594,547
                                                                          --------           --------

  Premises and equipment, net                                                2,946              2,962
  Accrued interest receivable and other assets                              10,108             12,359
                                                                          --------           --------
Total assets                                                             $ 871,315          $ 802,266
                                                                          ========           ========
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                                          $ 204,676          $ 231,501
    Demand, interest bearing                                               134,068            105,949
    Savings                                                                188,088            122,861
    Time                                                                   243,767            264,551
                                                                          --------            -------
        Total Deposits                                                     770,599            724,862
  Accrued interest payable and other liabilities                            23,862             12,068
                                                                          --------           --------
Total liabilities                                                          794,461            736,930
                                                                          --------           --------
Commitments and contingencies (Note 2)
Shareholders' Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; none outstanding
  Common stock - no par value; authorized 25,000,000 shares;
    issued and outstanding: 9,014,174 shares at September 30, 2002
    and 8,963,780 shares at December 31, 2001                               51,271             50,898
  Shares held in deferred compensation trust (373,810 at September
    30, 2002 and at December 31, 2001), net of deferred obligation               -                  -
  Retained earnings                                                         22,986             14,855
  Accumulated other comprehensive income (loss) - net of taxes
    of $1,842 at September 30, 2002 and $297 at December 31, 2001            2,597               (417)
                                                                          --------           --------
Total shareholders' equity                                                  76,854             65,336
                                                                          --------           --------
Total liabilities and shareholders' equity                               $ 871,315          $ 802,266
                                                                          ========           ========
See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                      Three Months Ended September 30,    Nine Months Ended September 30,
(In thousands,                               2002            2001             2002            2001
 except per share data)                      ----            ----             ----            ----

Interest Income
   Loans (including fees)                   $ 11,504        $ 10,916         $ 32,548        $ 32,651
   Investment securities                       1,443           2,042            4,790           6,367
   Other                                          65              94              212             399
                                            --------        --------          -------         -------
       Total interest income                  13,012          13,052           37,550          39,417
                                            --------        --------          -------         -------
Interest Expense

   Interest on deposits                        3,423           4,574           10,352          14,136
   Other                                         113             107              327             293
                                            --------        --------          -------         -------
       Total interest expense                  3,536           4,681           10,679          14,429
                                            --------        --------          -------         -------

Net Interest Income                            9,476           8,371           26,871          24,988
Provision for Loan Losses                        925             760            2,048             955
                                            --------        --------          -------         -------
Net Interest Income after
   Provision for Loan Losses                   8,551           7,611           24,823          24,033
                                            --------        --------          -------         -------

Noninterest Income
   Service Charges on Deposits                   644             504            1,721           1,407
   Other                                         348             423            1,000             945
                                            --------        --------          -------         -------
       Total noninterest revenue                 992             927            2,721           2,352
                                            --------        --------          -------         -------
Noninterest Expenses
   Salaries and benefits                       3,170           2,907            8,965           8,778
   Occupancy                                     549             408            1,429           1,230
   Furniture and equipment                       469             474            1,330           1,386
   Other                                       1,069             960            3,343           3,071
                                            --------        --------          -------         -------
       Total noninterest expenses              5,257           4,749           15,067          14,465
                                            --------        --------          -------         -------
Income Before Provision for Income Taxes       4,286           3,789           12,477          11,920
Provision for Income Taxes                     1,438           1,421            4,346           4,470
                                            --------        --------          -------         -------
       Net Income                           $  2,848        $  2,368         $  8,131        $  7,450
                                            ========        ========          =======         =======

Basic Earnings per Share                      $ 0.32          $ 0.26           $ 0.90          $ 0.82
Diluted Earnings per Share                    $ 0.30          $ 0.26           $ 0.86          $ 0.78

See Notes to Consolidated Condensed Financial Statements

                     CENTRAL COAST BANCORP AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
Nine months ended September 30,                                               2002          2001
                                                                              ----          ----

Cash Flows from Operations:
   Net income                                                             $  8,131      $ 7,450
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                               2,048           955
     Net gain on sale of investments                                          (102)         (168)
     Depreciation                                                              948         1,035
     Net loss on sale of fixed assets                                           17             3
     Amortization and accretion                                                584           440
     Gain on sale of other real estate owned                                   (71)            -
     (Increase) in accrued interest receivable and other assets               (678)         (785)
     (Decrease) in accrued interest payable and other liabilities             (471)       (1,427)
     Increase in deferred loan fees                                             82           335
                                                                          ---------     ---------
       Net cash provided by operations                                      10,488         7,838
                                                                          ---------     ---------
Cash Flows from Investing Activities:
   Proceeds from maturities of available-for-sale securities               113,063        42,468
   Purchases of available-for-sale securities                             (102,477)     (108,553)
   Proceeds from sale of available-for-sale securities                      16,714        78,011
   Net increase in loans                                                  (104,047)      (97,421)
   Proceeds from sale of other owned real estate                               670             -
   Purchases of premises and equipment                                        (949)         (392)
                                                                          ---------     ---------
       Net cash used in investing activities                               (77,026)      (85,887)
                                                                          ---------     ---------
Cash Flows from Financing Activities:
   Net increase in deposit accounts                                         45,737        35,010
   Net increase in long-term borrowings                                        602
   Net increase in short-term borrowings                                    11,825        16,789
   Cash received for stock options exercised                                   210           113
   Cash paid for shares repurchased                                              -        (4,093)
                                                                          ---------     ---------
       Net cash provided by financing activities                            58,374        47,819
                                                                          ---------     ---------
  Net (decrease) in cash and equivalents                                    (8,164)      (30,230)
Cash and equivalents, beginning of period                                   55,245        74,492
                                                                          ---------     ---------
Cash and equivalents, end of period                                       $ 47,081      $ 44,262
                                                                          =========     =========

Other Cash Flow Information:
   Interest paid                                                          $ 11,215       $13,991
   Income taxes paid                                                      $  4,697       $ 6,257
See Notes to Consolidated Condensed Financial Statements


                     CENTRAL COAST BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         September 30, 2002 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp's (the "Company's") consolidated financial position at September 30, 2002 and December 31, 2001, the results of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 may not necessarily be indicative of the operating results for the full year.

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

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $198,402,000 and standby letters of credit of approximately $4,885,000 at September 30, 2002. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $39,673,000 of loan commitments outstanding at September 30, 2002 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to contract performance or purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized.


3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for three and nine month periods ended September 30 is reconciled as follows:




                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
In thousands (expect per share data)                               2002             2001          2002           2001
                                                                   ----             ----          ----           ----

Basic Earnings Per Share
------------------------
Net income                                                       $ 2,848          $ 2,368       $ 8,131        $ 7,450
Weighted average common shares outstanding                         9,013            9,015         8,998          9,074
                                                                 -------          -------       -------        -------
   Basic earnings per share                                      $  0.32          $  0.26       $  0.90        $  0.82
                                                                 =======          =======       =======        =======

Diluted Earnings Per Share
--------------------------
Net income                                                       $ 2,848          $ 2,368       $ 8,131        $ 7,450
Weighted average common shares outstanding                         9,013            9,015         8,998          9,074
Dilutive effect of outstanding options                               419              435           423            416
                                                                 -------          -------       -------        -------
   Weighted average common shares outstanding -Diluted             9,432            9,450         9,421          9,490
                                                                 -------          -------       -------        -------
   Diluted earnings per share                                    $  0.30          $  0.26       $  0.86        $  0.78
                                                                 =======          =======       =======        =======


4.  COMPREHENSIVE INCOME

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
(In thousands)                                                2002          2001         2002        2001
                                                              ----          ----         ----        ----

Net income                                                   $ 2,848      $ 2,368      $ 8,131     $ 7,450
Other comprehensive income - Net unrealized
    gain on available-for-sale securities                      1,533        1,453        3,074       2,387

Reclassification adjustment for gains included in income           -         (165)        (102)       (168)


Taxes on reclassification adjustment                               -           68           42          69
                                                             -------      -------      -------    --------
Total comprehensive income                                   $ 4,381      $ 3,724     $ 11,145     $ 9,738
                                                             =======      =======      =======    ========


5.    STOCK REPURCHASE PLAN

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. The Company has not repurchased any shares in 2002. As of September 30, 2002, there were approximately 279,900 shares remaining under the program for repurchase by the Company.



6.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards ("SFAS") No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various factors including economic events, industry or geographic sectors whose impact on the portfolio have occurred, but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for loan losses, see "Allowance for Loan Losses" discussion later in this Item.

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

Business Organization
---------------------
Central Coast Bancorp (the "Company") is a California corporation organized in 1994, and is the parent company for Community Bank of Central California, a state-chartered bank, headquartered in Salinas, California (the "Bank"). Its investment in the Bank comprises the major business activity of the Company. Upon prior notification to the "Board of Governors" of the Federal Reserve System, the Company is authorized to engage in a variety of activities, which are deemed closely related to the business of banking. The Company is engaged in certain lending activities related to the purchase of certain tax advantaged loans from the Bank.

The Bank offers a full range of commercial banking services, including a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises. Its principal markets are located in the counties of Monterey, San Benito, Santa Clara and Santa Cruz, which are in the central coast area of California.

Overview
--------
For the third quarter of 2002, Central Coast Bancorp reported diluted earnings per share of $0.30 versus $0.26 reported in the year earlier period. Net income for the quarter ended September 30, 2002 was a record $2,848,000 as compared to $2,368,000 reported for the same period of 2001. The annualized return on equity ("ROE") and return on assets ("ROA") for the third quarter 2002 were 15.14% and 1.29% as compared to 14.70% and 1.25% for the same period in 2001.

Net income for the nine months ended September 30, 2002 and 2001 was $8,131,000 and $7,450,000 with diluted earnings per share of $0.86 and $0.78, respectively. For the first nine months of 2002, annualized ROE was 15.33% and ROA was 1.28% as compared to 16.10% and 1.40% for the same period in 2001.

During the third quarter of 2002, the Company continued to experience strong growth in loans as loans increased $35,375,000 (5.2%) from the June 30, 2002 balance to total $710,411,000 at September 30, 2002. Loans have increased $104,111,000 (17.2%) in the first nine months of 2002. However, growth in total assets slowed significantly in the quarter. The Company ended the quarter with total assets of $871,315,000, an increase of $366,000 from the June 30, 2002 balance and a $69,049,000 (8.6%) increase from year-end 2001. While the Company experienced unusually high deposit growth in the first half of 2002, there was a net outflow in deposits of $15,516,000 (-2.0%) during the third quarter. Most of the deposit change was related to reductions in demand and interest-bearing demand accounts reflecting seasonal business operations. Even with the third quarter decline, total deposits have increased $45,737,000 (6.3%) from year-end 2001 to a total of $770,599,000 at September 30, 2002. On a year-over-year basis, the Company's focus on internal growth has generated an increase in assets of $108,501,000 (14.2%); an increase in loans of $140,032,000 (24.6%);
and an increase in deposits of $102,379,000 (15.3%).

Central Coast Bancorp ended the third quarter of 2002 with a Tier 1 capital ratio of 9.8% and a total risk-based capital ratio of 11.0% versus 10.2% and 11.4%, respectively, at the end of the third quarter of 2001.

As previously reported, the Bank opened its eleventh branch in Gilroy, California, in April of this year. As of September 30, this new branch had loans totaling $17,440,000 and deposits of $7,941,000. Management is pleased with the acceptance the Bank has received in Gilroy. The Bank has received regulatory approval to open a branch in downtown Monterey. At this time, the Monterey branch opening is planned for mid-December of 2002. Both of these branch expansions represent a continuation of our strategic plan to expand the Bank's footprint within and on the fringes of our existing market area.

Within the Management's Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis ("FTE"). These items have been adjusted to give effect to $280,000 and $281,000 in taxable equivalent interest income on tax-free investments for the three- month periods ending September 30, 2002 and 2001 and $841,000 and $821,000 for the nine month periods ending September 30, 2002.

The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement

                                                                       Percentage                              Percentage
                                              Three Months Ended         Change       Nine Months Ended          Change
                                                 September 30,          Increase        September 30,           Increase
(In thousands, except percentages)            2002         2001        (Decrease)     2002         2001        (Decrease)
                                              ----         ----        ----------     ----         ----        ----------


Interest Income (1)                          $13,292     $13,333            0%       $38,391      $40,238           -5%
Interest Expense                               3,536       4,681          -24%        10,679       14,429          -26%
                                              ------      ------        ------        ------       ------        ------
  Net interest income                          9,756       8,652           13%        27,712       25,809            7%
Provision for Loan Losses                        925         760           22%         2,048          955          114%
                                              ------      ------        ------        ------       ------        ------
  Net interest income after
    provision for loan losses                  8,831       7,892           12%        25,664       24,854            3%
Noninterest Income                               992         927            7%         2,721        2,352           16%
Noninterest Expense                            5,257       4,749           11%        15,067       14,465            4%
                                              ------      ------        ------        ------       ------        ------
  Income before income taxes                   4,566       4,070           12%        13,318       12,741            5%
Income Taxes                                   1,438       1,421            1%         4,346        4,470           -3%
Tax Equivalent Adjustment                        280         281            0%           841          821            2%
                                              ------      ------       -------        ------       ------        ------

  Net income                                 $ 2,848     $ 2,368           20%       $ 8,131      $ 7,450            9%
                                             =======     =======       =======       =======      =======       =======

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


                                                                            Three Months Ended September 30,

(Taxable Equivalent Basis)                                           2002                                      2001

                                                       Avg.                        Avg.           Avg.                      Avg.
(In thousands, except percentages)                   Balance       Interest       Yield         Balance      Interest      Yield
                                                     -------       --------       -----         -------      --------      -----

Assets:
Earning Assets
  Loans (1) (2)                                      $ 677,338       $11,504      6.74%       $ 531,538      $10,917      8.15%
  Taxable investments                                   71,894           884      4.88%         100,899        1,479      5.82%
  Tax-exempt securities (tax equiv. basis)              49,177           839      6.77%          49,683          843      6.73%
  Federal funds sold                                    14,313            65      1.80%           9,324           94      4.00%
                                                     ---------       -------    -------       ---------      -------    -------
Total Earning Assets                                   812,722       $13,292      6.49%         691,444      $13,333      7.65%
                                                                     -------    -------                      -------    -------
Cash & due from banks                                   47,493                                   43,140
Other assets                                            13,886                                   14,998
                                                     ---------                                ---------
                                                     $ 874,101                                $ 749,582
                                                     =========                                =========

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                                    $ 135,066       $   370      1.09%       $ 100,466      $   314      1.24%
  Savings                                              202,332         1,089      2.14%         140,387        1,080      3.05%
  Time deposits                                        245,556         1,964      3.17%         251,315        3,180      5.02%
  Other borrowings                                       8,215           113      5.46%           8,415          107      5.04%
                                                     ---------       -------    -------       ---------      -------    -------
Total interest bearing liabilities                     591,169         3,536      2.37%         500,583        4,681      3.71%
                                                                     -------    -------                      -------    -------
Demand deposits                                        202,159                                  177,727
Other Liabilities                                        6,184                                    7,546
                                                     ---------                                ---------
Total Liabilities                                      799,512                                  685,856
Shareholders' Equity                                    74,589                                   63,726
                                                     ---------                                ---------
                                                     $ 874,101                                $ 749,582
                                                     =========                                =========
Net interest income & margin (3)                                     $ 9,756      4.76%                      $   8,652      4.96%
                                                                     =======    =======                      =========    =======
---------------------------------------------------------------------------------------------------------------------------------

1  Loan interest income includes fee income of $429,000 and $346,000 for the three month periods ended September 30, 2002 and 2001, respectively.
2  Includes the average allowance for loan losses of $13,356,000 and $9,668,000 and average deferred loan fees of $1,173,000 and $1,027,000 for the three months ended September 30, 2002 and 2001, respectively.
3  Net interest margin is computed by dividing net interest income by the total average earning assets.




                                                                      Nine Months Ended September 30,
(Taxable Equivalent Basis)                                       2002                                        2001
                                                     Avg.                      Avg.            Avg.                       Avg.
(In thousands, except percentages)                 Balance     Interest       Yield          Balance       Interest      Yield
                                                   -------     --------       -----          -------       --------      -----

Assets:
Earning Assets
  Loans (1) (2)                                  $ 637,234      $ 32,548       6.83%        $ 492,797       $ 32,651      8.86%
  Taxable investments                               81,988         3,109       5.07%          101,842          4,726      6.20%
  Tax-exempt securities (tax equiv. basis)          49,310         2,522       6.84%           48,367          2,462      6.80%
  Federal funds sold                                16,532           212       1.71%           11,254            399      4.74%
                                                 ---------     ---------     -------        ---------      ---------    -------
Total Earning Assets                               785,064      $ 38,391       6.54%          654,260       $ 40,238      8.22%
                                                               ---------     -------                       ---------    -------
Cash & due from banks                               47,484                                     42,439
Other assets                                        14,293                                     15,267
                                                 ---------                                  ---------
                                                 $ 846,841                                  $ 711,966
                                                 =========                                  =========


Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits                                $ 127,624      $  1,003       1.05%        $  95,876       $    974      1.36%
  Savings                                          171,690         2,764       2.15%          128,364          3,150      3.28%
  Time deposits                                    264,102         6,585       3.33%          243,402         10,013      5.50%
  Other borrowings                                   7,278           327       6.01%            6,911            292      5.65%
                                                 ---------     ---------     -------         --------      ---------    -------
Total interest bearing liabilities                 570,694        10,679       2.50%          474,553         14,429      4.07%
                                                               ---------     -------                       ---------    -------
Demand deposits                                    199,185                                    168,309
Other Liabilities                                    6,060                                      7,181
                                                 ---------                                  ---------
Total Liabilities                                  775,939                                    650,043
Shareholders' Equity                                70,902                                     61,923
                                                 ---------                                  ---------
                                                 $ 846,841                                  $ 711,966
                                                 =========                                  =========
Net interest income & margin (3)                                $ 27,712       4.72%                        $ 25,809      5.27%
                                                               =========     =======                       =========    =======
----------------------------------------------------------------------------------------------------------------------------------

1  Loan interest income includes fee income of $1,230,000 and $1,025,000 for the nine month periods ended September 30, 2002 and 2001, respectively
2  Includes the average allowance for loan losses of $12,538,000 and $9,513,000 and average deferred loan fees of $1,143,000 and $957,000 for the nine months ended September 30, 2002 and 2001, respectively.
3  Net interest margin is computed by dividing net interest income by the total average earning assets.


Volume/Rate Analysis
(in thousands)

Three Months Ended September 30, 2002 over 2001
Increase (decrease) due to change in:
                                                                                     Net
                                                   Volume          Rate (4)         Change
                                                   ------          --------         ------

Interest-earning assets:
   Net Loans (1)(2)                               $  2,995        $ (2,408)     $    587
   Taxable investment securities                      (425)           (170)         (595)
   Tax exempt investment securities (3)                 (9)              5            (4)
   Federal funds sold                                   50             (79)          (29)
                                                  --------        --------      --------
     Total                                           2,611          (2,652)          (41)
                                                  --------        --------      --------

Interest-bearing liabilities:
   Demand deposits                                     108             (52)           56
   Savings deposits                                    476            (467)            9
   Time deposits                                       (73)         (1,143)       (1,216)
   Other borrowings                                     (3)              9             6
                                                  --------        --------      --------
     Total                                             508          (1,653)       (1,145)
                                                  --------        --------      --------
      Interest differential                       $  2,103        $   (999)     $  1,104
                                                  ========        ========      ========


Nine Months Ended September 30, 2002 over 2001
Increase (decrease) due to change in:
                                                                                Net
                                                 Volume       Rate (4)         Change
                                                 ------       --------         ------
Interest-earning assets:
   Net Loans (1)(2)                             $ 9,572       $(9,675)       $  (103)
   Taxable investment securities                   (921)         (696)        (1,617)
   Tax exempt investment securities (3)              48            12             60
   Federal funds sold                               187          (374)          (187)
                                                -------       -------        -------
     Total                                        8,886       (10,733)        (1,847)
                                                -------       -------        -------

Interest-bearing liabilities:
   Demand deposits                                  323          (294)            29
   Savings deposits                               1,063        (1,449)          (386)
   Time deposits                                    852        (4,280)        (3,428)
   Other borrowings                                  16            19             35
                                                -------       -------        -------
     Total                                        2,254        (6,004)        (3,750)
                                                -------       -------        -------
Interest differential                           $ 6,632       $(4,729)       $ 1,903
                                                =======       =======        =======

(1) The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.
(2) Loan fees of $429,000 and $326,000 for the quarters ended September 30, 2002 and 2001, and loan fees of $1,230,000 and $1,025,000 for the nine months ended September 30, 2002 and 2001, respectively have been included in the interest income computation.
(3) Includes taxable-equivalent adjustments that relate to income on certain securities that are exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2002 and 2001.
(4) The rate / volume variance has been included in the rate variance.

The continuing growth in loans coupled with lower rates on interest-bearing liabilities resulted in the Bank achieving record net interest income for the third quarter of 2002. Net interest income was $9,756,000, which was an increase of $1,104,000 (12.8%) over the third quarter of 2001. The interest income component had a decrease of $41,000 (0.3%) on a quarter-over-quarter basis as the growth in earning assets has almost overcome the affect of the interest rate decreases in 2001, which reduced the overall yield on earning assets by 116 basis points compared to the third quarter of 2001. Average loan balances were $145,800,000 (27.4%) higher in the third quarter of 2002 versus the same quarter in the previous year. This volume difference added $2,995,000 to interest income. However, the average yield earned on loans in the third quarter of 2002 was 6.74%, a decrease of 141 basis points from the yield earned in the third quarter of 2001. The lower loan yield decreased interest income by $2,408,000. The average balance of taxable investment securities in the third quarter of 2002 decreased $29,005,000 (28.7%) from the third quarter of 2001. Funds from principal payments and maturing securities were deployed into the loan portfolio. Average balances for Federal funds sold for these two periods increased $4,989,000 to $14,313,000. Interest income for these investing activities decreased $628,000 on a period over-period-basis.

Interest expense decreased $1,145,000 (24.5%) as the average rate paid on interest-bearing liabilities declined 134 basis points to 2.37% for the third quarter of 2002 as compared to 3.71% in the year earlier period. This decrease in rates reduced interest expense by $1,653,000. Average balances of interest-bearing liabilities in the third quarter of 2002 increased by $90,586,000 (18.1%) over the prior year period. These higher balances added $508,000 to interest expense.


The net interest margin for the third quarter of 2002 was 4.76% as compared to 4.96% in the year earlier period. The net interest margin in the third quarter of 2002 remained consistent with the 4.77% achieved in the second quarter of 2002. The consistency in net interest margin on a quarter-over-quarter basis is an indicator that, without further changes in the interest rates by the Federal Reserve Board, the Bank's net interest margin should remain stable. In a rising rate environment the net interest margin is expected to improve, as the Bank's variable rate assets are expected to reprice more quickly than the interest-bearing liabilities. Conversely, in a declining rate environment the net interest margin would come under downward pressure.

For the nine-month period ended September 30, 2002, net interest income increased $1,903,000 (7.4%) over the first nine months of 2001. The interest income component decreased $1,847,000 to $38,391,000. Average balances of earning assets were $130,804,000 (20.0%) higher in the first nine months of 2002 than the same period in 2001. The average balance of loans was $144,437,000 higher, which contributed $9,572,000 to interest income. The average yield received on loans in the first nine months of 2002 was 203 basis points lower than the 8.86% received in the year earlier period. The lower yield on loans decreased interest income by $9,675,000. The average balance of taxable investment securities was $19,854,000 (19.5%) lower in the first nine months of 2002 than in the year earlier period. As securities matured the proceeds were utilized to fund the continued loan growth. The lower balances in taxable investments decreased interest income $921,000 and lower yields on these investment securities decreased interest income an additional $696,000. The changes in the tax-exempt investment securities and Federal funds sold decreased interest income by an additional $127,000.

Interest expense for the nine month period ending September 30, 2002 decreased $3,750,000 (26.0%) from the first nine months of 2001. Average interest bearing deposit balances in the first nine months of 2002 were $95,774,000 (20.5%) higher than in the year earlier period. These volume increases added $2,238,000 to interest expense. For the first nine months of 2002, average rates paid on interest bearing liabilities was 2.50%, a decline of 157 basis points from the rates paid in the first nine months of 2001. The lower rates resulted in a $6,004,000 decrease in interest expense in the first nine months of 2002 from the prior year period.

The impact of the above changes in volumes and rates for earning assets and interest bearing liabilities for the first nine months of 2002 resulted in a decrease in the net interest margin of 55 basis points to 4.72% from 5.27% in the year earlier period.

Provision for Loan Losses
-------------------------
The Bank provided $925,000 for loan losses in the third quarter of 2002 as compared to $760,000 in the third quarter of 2001. For the nine month period ended September 30, 2002, the Bank provided $2,048,000 compared to $955,000 in the year earlier period. The provision for loan losses recorded is based on factors which consider the loan growth, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the required level of estimated loan loss reserves. At September 30, 2002, the ratio of the allowance for loan losses to total loans was 1.96% as compared to 1.93% at June 30, 2002, 1.94% at December 31, 2001 and 1.79% at September 30, 2001. (See the "Credit Risk" and "Allowance for Loan Losses" sections for additional discussion).

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $992,000 in the third quarter of 2002, which was up $65,000 (7.0%) over the same period in 2001. Service charges on deposit accounts increased $139,000 (27.6%) due to volume increases and certain fee increases. Commissions on mortgage brokerage services increased $11,000 (15.0%) as mortgage originations and refinance activity increased from the levels in the third quarter of 2001. In the third quarter of 2002, the Bank realized a gain of $71,000 and recovered $7,000 in expenses on the sale of its only OREO property and no gains on the sale of investment securities. In the third quarter of 2001, the Bank had no gains on sales of OREO and had realized gains of $165,000 on the sale of investment securities.


For the first nine months of 2002, noninterest income was $2,721,000 compared to $2,352,000 in the same period last year. Service charges on deposits were up $314,000 (22.3%) due to higher volumes and the effect of certain fee increases. Other fees were $55,000 (5.8%) higher in the first nine months of 2002. The higher fees on other services were offset in part by an $18,000 decline in mortgage brokerage fees as the activity levels in the first half of 2002 were lower than in the previous year. The Company realized net gains totaling $102,000 on the sale of investment securities in the first nine months of 2002 as compared to $168,000 in the same period of 2001. Also as mentioned in the previous paragraph, the Bank realized a $71,000 gain on the sale of OREO property in 2002.

Noninterest Expense
-------------------

As compared to the third quarter of 2001, noninterest expenses increased $508,000 (10.7%) to a total of $5,257,000 in the third quarter of 2002. Salary and employee benefits increased $263,000 (9.0%) because of additional staffing for the new Gilroy branch, opened in April 2002, internal growth, and normal salary increases. On a quarter-over-quarter basis, occupancy expenses were higher by $141,000 (34.5%). Costs related to the new Gilroy branch, expansion of the Hollister branch and enhanced branch security services were the main contributors to the increase. Furniture and equipment expenses decreased slightly. Other expenses for the third quarter of 2002 totaled $1,069,000, which was an increase of $109,000 (11.4%) from the prior year quarter. Increased costs were due to higher volumes and the new Gilroy branch. The efficiency ratio for the third quarter of 2002 improved to 48.9% from 49.6% for the third quarter of 2001.

Noninterest expenses for the nine-month period ending September 30, 2002 were $15,067,000 versus $14,465,000 for the same period in 2001. Salary and benefit expenses were $8,965,000 in 2002 versus $8,778,000 in the first nine months of 2001. The $187,000 year-to-date increase was net of a $260,000 one-time reduction to employee health care, which was recorded in the first quarter of 2002. The higher costs in 2002 were due to the new Gilroy branch, internal growth and normal salary increases. Occupancy expenses for the first nine months of 2002 increased $199,000 (16.2%) to $1,429,000 as compared to the year earlier period. Most of the increase was due to the new Gilroy branch and the Hollister branch expansion. Other expenses increased $272,000 (8.9%). Approximately half of the increase was due to certain other operational losses with the balance due to higher business volumes. The efficiency ratio for the first nine months of 2002 improved to 49.5% as compared to 51.4% for the same period of 2001.

Provision for Income Taxes
--------------------------

The effective tax rates, considering state and federal taxes, and tax exempt income, for the third quarter and first nine months of 2002 were 33.6% and 34.8% as compared to 37.5% for both the periods in 2001. In the third quarter of 2002, the Company reduced its estimated year-to-date tax provision from 35.5% to 35.0%. Also, in the third quarter of 2002, California changed its tax law regarding the way banks account for bad debt reserves. This change reduced the year-to-date California tax provision by $21,000 and the rate by 0.2%. Overall, the estimated tax rates in 2002 are lower as tax exempt loans and investment securities represent a higher percentage of income.

Securities
----------

At September 30, 2002, available-for-sale securities had a market value of $114,716,000 with an amortized cost basis of $110,277,000. On an amortized cost basis, the investment portfolio decreased by $5,068,000 from the balance at June 30, 2002 and $27,590,000 from the balance at December 31, 2001. Funds from the sale of securities and principal payments received on mortgage backed securities have been used in support of the Company's loan growth. The unrealized gain of $4,439,000 at September 30, 2002 represented an increase of $2,621,000 from the unrealized gain of $1,818,000 at June 30, 2002 and an increase of $5,153,000 from the unrealized loss of $714,000 at December 31, 2001. The unrealized gain was the result of the continuing downward shift in the mid to long term rates in the yield curve in the third quarter of 2002.

Loans
-----

The ending loan balance at September 30, 2002 was $710,411,000, which was an increase of $104,111,000 (17.2%) from the year-end 2001 balance and $140,032,000
(24.6%) from the September 30, 2001 balance. All categories of loans have increased compared to the September 30, 2001 balances. The most significant dollar growth in loans has been in the real estate - other category, up $102,616,000 over the prior year balance. All sectors of the commercial real estate market in Monterey County remain relatively strong. Vacancy rates are currently low and economic projections for the remainder of 2002anticipate continued low vacancy rates due to a lack of appropriately zoned land, available water and slow growth political pressure. Within its primary market area, the Bank has diversified its risk both as to property type and location. See "Credit Risk" below for a discussion regarding real estate risk.

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

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $562 million at September 30, 2002. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect the Company's future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)
---------------------------------------------------------------------------

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more, restructured loans performing in compliance with modified terms and OREO at September 30, 2002 and December 31, 2001:

(In thousands, except percentages)               September 30,      December 31,
                                                     2002               2001
                                                     ----               ----

Past due 90 days or more and still accruing :
   Commercial                                      $       -          $      68
   Real estate                                             -                  -
   Consumer and other                                      -                 12
                                                  ----------         ----------
                                                           -                 80
                                                  ----------         ----------
Nonaccrual:
   Commercial                                            646                702
   Real estate                                           460                592
   Consumer and other                                      -                  -
                                                  ----------         ----------
                                                       1,106              1,294
                                                  ----------         ----------
Restructured (in compliance with
modified terms)- Commercial                              940                955
                                                  ----------         ----------
Total nonperforming and restructured assets            2,046              2,329
                                                  ----------         ----------
Other real estate owned                                    -                  -
                                                  ----------         ----------
Total nonperforming assets                         $   2,046          $   2,329
                                                  ==========         ==========

Allowance for loan losses as a percentage of
 nonperforming and restructured loans                   682%               505%
Nonperforming and restructured loans to total loans    0.29%              0.38%
Allowance for loan losses to nonperforming assets       682%               505%
Nonperforming assets to total assets                   0.23%              0.29%

Nonperforming and restructured loans increased $205,000 from the June 30, 2002 balance but decreased $283,000 from the December 31, 2001 balance. During the third quarter of 2002, the Bank sold its only OREO property, which was acquired in the second quarter and had a carrying value of $592,000. As a result, total nonperforming assets decreased $387,000 from the June 30, 2002 balance. At September 30, 2002, nonperforming and restructured loans were 0.29% of total loans, which was up from 0.27% at June 30, 2002 and down from 0.38% at December 31, 2001. The ratio of nonperforming assets to total assets was 0.23% at September 30, 2002, 0.28% at June 30 and 0.29% at December 31, 2001.


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

At September 30, 2002, the recorded investment in loans that are considered impaired under SFAS No. 114 was $2,200,000. The total impaired loans include $1,106,000 of nonaccrual loans and $940,000 of restructured loans. Impaired loans had valuation allowances totaling $849,000. At December 31, 2001, the recorded investment in loans considered impaired was $2,418,000, of which $1,294,000 was included in nonaccrual loans and $955,000 was included in restructured loans. The impaired loans at December 31, 2001 had valuation allowances totaling $536,000. Management is not aware of any potential problem loans, other than the impaired loans disclosed above, which were accruing and current at June 30, 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. At September 30, 2002, the formula allowance was $10,217,000 compared to $9,099,000 at June 30, 2002 and $9,043,000 at December 31, 2001. The increase in the formula allowance during the third quarter was primarily a result of loan growth, changes in the internal grades of certain loans resulting in greater formula allowances and the reclassification of one large credit from a lower specific allowance level.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all significant classified and criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation higher or lower than the formula reserve will be calculated based on the probability of loss and/or a collateral shortfall. At September 30, 2002, the specific allowance was $2,000,000 on a loan base of $29,842,000 compared to a specific allowance of $2,102,000 on a loan base of $33,466,000 at June 30, 2002 and a specific allowance of $1,678,000 on a loan base of $18,922,000 at December 31, 2001.

The unallocated allowance contains amounts that are based on management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At September 30, 2002, the unallocated allowance was $1,730,000 compared to $1,811,000 at June 30, 2002 and $1,032,000 at December 31, 2001. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at September 30, 2002 and set forth in the preceding paragraph.

The allowance for loan losses totaled $13,947,000 or 1.96% of total loans at September 30, 2002 compared to $13,012,000 or 1.93% at June 30, 2002,
$11,753,000 or 1.94% at December 31, 2001 and $10,224,000 or 1.79% of total loans at September 30, 2001. At these dates, the allowance represented 682%, 707%, 505% and 675% of nonperforming loans.

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

The following table summarizes activity in the allowance for loan losses for the periods indicated:

                                             Three months ended                Nine months ended
                                                September 30,                     September 30,
(In thousands, except percentages)          2002             2001             2002             2001
                                            ----             ----             ----             ----


 Beginning balance                       $ 13,012          $ 9,509        $  11,753        $   9,371
   Provision charged to expense               925              760            2,048              955
   Loans charged off                           (2)             (62)             (98)            (166)
   Recoveries                                  12               17              244               64
                                       ----------       ----------       ----------       ----------
Ending balance                           $ 13,947         $ 10,224        $  13,947        $  10,224
                                       ==========       ==========       ==========       ==========

Ending loan portfolio                                                     $ 710,411        $ 570,379
                                                                         ==========       ==========
Allowance for loan losses as percentage of ending loan portfolio              1.96%            1.79%

Liquidity
---------
Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2002 were approximately $198,402,000 and $4,885,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco ("FHLB-SF") and sellable SBA loans. On September 30, 2002, consolidated liquid assets totaled $125.2 million or 14.4% of total assets as compared to $110.0 million or 13.7% of total consolidated assets on December 31, 2001. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At September 30, 2002, the Bank had $68,175,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources
-----------------

The Company's total shareholders' equity was $76,854,000 at September 30, 2002 compared to $65,336,000 at December 31, 2001.

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

The following table shows the Company's and the Bank's actual capital amounts and ratios at September 30, 2002 and December 31, 2001 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                                              To Be Categorized
                                                                                                            Well Capitalized Under
                                                                                        For Capital            Prompt Corrective
                                                            Actual:                  Adequacy Purposes:        Action Provisions:
                                                   Amount          Ratio            Amount         Ratio      Amount        Ratio
                                                   ------          -----            ------         -----      ------        -----

Company
------
As of September 30, 2002
------------------------
Total Capital (to Risk Weighted Assets):         $83,425,000       11.0%       $60,638,000        8.0%        N/A
Tier 1 Capital (to Risk Weighted Assets):         73,895,000        9.8%        30,319,000        4.0%        N/A
Tier 1 Capital (to Average Assets):               73,895,000        8.5%        34,899,000        4.0%        N/A

As of December 31, 2001:
------------------------
Total Capital (to Risk Weighted Assets):          73,518,000       11.1%        52,971,000        8.0%        N/A
Tier 1 Capital (to Risk Weighted Assets):         65,198,000        9.9%        26,486,000        4.0%        N/A
Tier 1 Capital (to Average Assets):               65,198,000        8.4%        30,896,000        4.0%        N/A

Bank
----
As of September 30, 2002
------------------------
Total Capital (to Risk Weighted Assets):         $76,599,000       10.2%       $60,091,000        8.0%     $75,113,000      10.0%
Tier 1 Capital (to Risk Weighted Assets):         67,154,000        8.9%        30,045,000        4.0%      45,068,000       6.0%
Tier 1 Capital (to Average Assets):               67,154,000        7.8%        34,639,000        4.0%      43,299,000       5.0%

As of December 31, 2001:
------------------------
Total Capital (to Risk Weighted Assets):          65,318,000       10.0%        52,202,000        8.0%      65,252,000      10.0%
Tier 1 Capital (to Risk Weighted Assets):         57,117,000        8.8%        26,101,000        4.0%      39,151,000       6.0%
Tier 1 Capital (to Average Assets):               57,117,000        7.5%        30,470,000        4.0%      38,088,000       5.0%

The Board of Directors stated internal guidelines are that both the Company and Bank will maintain a total risk-weighted capital ratio equal to or greater than 10.0%. During the past two years of high growth, the Company and the Bank have both met this capital ratio requirement at the quarterly reporting periods. As we move forward with our branch expansion plans, we intend to manage the Company's growth so that capital generated from earnings will support the growth and build capital to a targeted total risk-weighted capital ratio in excess of 11.0% for both the Bank and the Company.



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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2002 and December 31, 2001, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk (See footnote 2 in the financial statements). The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

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




Sarbanes-Oxley Act
------------------

President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act provide for:


o Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.

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


                        Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Based upon an evaluation made within 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c)) are adequate and effective in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

Changes in Internal Controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

                None.

Item 5.     Other information.

                None.

Item 6.     Exhibits and reports on Form 8-K.

(a)   Exhibits


           (2.1)Agreement and Plan of Reorganization and Merger by and between Central Coast Bancorp, CCB Merger Company and Cypress Coast Bank dated as of December 5, 1995, incorporated by reference from
                Exhibit 99.1 to Form 8-K, filed with the Commission on December
                7, 1995.

           (3.1)Articles of Incorporation, as amended, incorporated by reference from Exhibit 10.18 to the Registrant's 2001 Annual Report on
                Form 10-K filed with the Commission on March 26, 2002.

           (3.2)Bylaws, as amended, incorporated by reference from Exhibit 3.2 to Form 10-Q, filed with the Commission on August 13, 2001.

           (4.1)Specimen form of Central Coast Bancorp stock certificate, incorporated by reference from the Registrant's 1994 Annual
                Report on Form 10-K filed with the Commission on March 31, 1995.

           (10.1)Lease agreement dated December 12, 1994, related to 301 Main
                Street, Salinas, California incorporated by reference from the Registrant's 1994 Annual Report on Form 10-K filed with the
                Commission on March 31, 1995.

           (10.2)King City Branch Lease incorporated by reference from Exhibit
                10.3 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on March 28, 1994.

           (10.3)Amendment to King City Branch Lease, incorporated by reference from Exhibit 10.4 to Registration Statement on Form S-4, No.
                33-76972, filed with the Commission on March 28, 1994.

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

          *(10.7)1994 Stock Option Plan, as amended and restated, incorporated by reference from Exhibit 9.9 to Registration Statement on Form
                S-8, No. 33-89948, filed with the Commission on November 15,
                1996.

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

         *(10.10)Form of Director Nonstatutory Stock Option Agreement under the
                1994 Stock Option Plan incorporated by reference from Exhibit
                4.5 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on March 3, 1995.

         *(10.11) Form of Bank of Salinas Indemnification Agreement for directors and executive officers incorporated by reference from Exhibit 10.9 to Amendment No. 1 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on April 15, 1994.

         *(10.12)401(k) Pension and Profit Sharing Plan Summary Plan Description incorporated by reference from Exhibit 10.8 to Registration Statement on Form
                S-4, No. 33-76972, filed with the Commission on March 28, 1994.

         *(10.13)Form of Executive Employment Agreement incorporated by reference from Exhibit 10.13 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

         *(10.14)Form of Executive Salary Continuation Agreement incorporated by reference from Exhibit 10.14 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

         *(10.15)Form of Indemnification Agreement incorporated by reference from Exhibit D to the Proxy Statement filed with the Commission on September 3, 1996, in connection with Registrant's 1996
                Annual Shareholders' Meeting held on September 23, 1996.

          (10.16)Purchase and Assumption Agreement for the Acquisition of Wells
                Fargo Bank Branches incorporated by reference from Exhibit 10.17 to the Registrant's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

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


          (10.19) Lease agreement dated July 16, 2002, related to 439 Alvarado
                Street, Monterey, California incorporated by reference from
                Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 12, 2002.

          (21.1)The  Registrant's  only  subsidiary is its wholly owned  subsidiary,
                Community Bank of Central California.


          (99.1)Certification of Chief Executive Officer and Chief Financial
                Officer pursuant to the Sarbanes-Oxley Act of 2002



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



November 7, 2002                               CENTRAL COAST BANCORP


                                          By: /s/NICK VENTIMIGLIA
                                            ----------------------------------

                                          Nick Ventimiglia
                                          Chief Executive Officer




                                          By: /s/ROBERT M. STANBERRY
                                            ----------------------------------
                                          Robert M. Stanberry
                                          (Chief Financial Officer, Principal
                                          Financial and Accounting Officer)

                     Certification Under Section 302 of the
                           Sarbanes-Oxley Act of 2002
                  Regarding the Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 2002


I, Nick Ventimiglia, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Central Coast Bancorp;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 7, 2002


                                    /s/ NICK VENTIMIGLIA
                                    --------------------
                                    Nick Ventimiglia
                                    Chief Executive Officer

                     Certification Under Section 302 of the
                           Sarbanes-Oxley Act of 2002
                  Regarding the Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 2002


I, Robert M. Stanberry, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Central Coast Bancorp;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 7, 2002

                               /s/ ROBERT M. STANBERRY
                               -----------------------

                               Robert M. Stanberry

                               Senior Vice President
                               Chief Financial Officer

                         EXHIBIT INDEX


Exhibit                                                 Sequential
Number                    Description                   Page Number



99.1        Certification of Chief Executive Officer         31
            and Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002