Form 10-K
period 2002-12-31
CENTRAL COAST BANCORP
filed 2003-03-24
CIK 921085

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Year ended         December  31, 2002
                                 ------------------

                                   OR

[ ]   TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from             to

                     Commission file number 0-25418
                                           --------

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

      Registrant's telephone number, including area code (831) 422-6642
                                                        ---------------

    Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:

                          Title of each class
                              Common Stock
                             (no par value)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [ X ]   No  [  ]

Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $166,515,208. As of March 7, 2003, the registrant had 9,917,241 shares of Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 13 from registrant's definitive proxy statement for the 2003 annual meeting of shareholders.


The Index to Exhibits is located at page 78               Page 1 of 125 Pages

                         CENTRAL COAST BANCORP
                                INDEX TO
                       ANNUAL REPORT ON FORM 10-K
                    FOR YEAR ENDED DECEMBER 31, 2002
Part I.                                                        Page
   Item 1.   Business                                               3
   Item 2.   Properties                                            17
   Item 3.   Legal Proceedings                                     18
   Item 4.   Submission of Matters to a Vote of Security Holders   18
Part II.
   Item 5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters                           19
   Item 6.   Selected Financial Data                               21
   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   24
   Item 7A.  Quantitative and Qualitative Disclosures About
             Market Risks                                          47
   Item 8.   Financial Statements and Supplementary Data           47
   Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                   69
Part III.
   Item 10.  Directors and Executive Officers of the Registrant    69
   Item 11.  Executive Compensation                                69
   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters            69
   Item 13.  Certain Relationships and Related Transactions        69
   Item 14.  Controls and Procedures                               70
Part IV.
   Item 15.  Exhibits, Financial Statement Schedules and Reports   72
             on Form 8-K
Signatures  and  Certifications   under  Section  302  of  the
Sarbanes-Oxley Act                                                 75
Exhibits
  10.19      Lease  agreement  dated July 16,  2002,  related to
             439 Alvarado Street, Monterey, California             79
  23.1       Independent auditors' consent                        124
  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002                           125

                                 PART I


ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.
Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth  in  assets;  (10)  return on  assets;  (11)  loan  losses;  (12)
expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

Central Coast Bancorp (the "Company") is a California corporation, headquartered in Salinas, California and was organized in 1994 to act as a bank holding company for Bank of Salinas. In 1996, the Company acquired Cypress Bank, which was headquartered in Seaside, California. Both banks were state-charted institutions. In July of 1999, the Company merged Cypress Bank into the Bank of Salinas and then renamed Bank of Salinas as Community Bank of Central California (the "Bank"). The Bank is headquartered in Salinas and serves individuals, merchants, small and medium-sized businesses, professionals, agribusiness enterprises and wage earners located in the California Central Coast area.

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

In June of 2000, the Bank opened a new branch office in Watsonville, which is in Santa Cruz County. In October of 2000, another new branch office was opened in Hollister, which is in San Benito County. The opening of these two branch offices was a first step in expanding the Bank's service area to include communities in contiguous counties outside of Monterey County. On April 15, 2002 the Bank opened a new branch in Gilroy, which is located at the southern end of the Santa Clara Valley in Santa Clara County. These three communities are of similar economic make-up to the agricultural based communities the Bank serves in Monterey County.

As part of the Bank's continuing strategy to expand its franchise through denovo branches, a new branch was opened in downtown Monterey (Monterey Main) on January 21, 2003.

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

The Bank operates through its main office in Salinas and through eleven branch offices located in Castroville, Gilroy, Gonzales,
Hollister, King City, Marina, Monterey (2), Salinas, Seaside and Watsonville, California. The Bank offers a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including residential mortgage), Small Business Administration, personal, home equity, automobile and other installment and term loans. The Bank also currently offers personal and business Visa credit cards. It also offers ATM and Visa debit cards, travelers' checks, safe deposit boxes, notary public, customer courier and other customary bank services. Most of the Bank's offices are open from 9:00 a.m. to 5:00 p.m., Monday through Thursday and 9:00 a.m. to 6:00 p.m. on Friday. The Westridge and Monterey Main branch offices are also open from 9:00 a.m. to 1:00 p.m. on Saturdays. Additionally, on a 24-hour basis, customers can bank by telephone or online at the Bank's Internet site, www.community-bnk.com. The Bank also operates a limited service facility in a retirement home located in Salinas, California. The facility is open from 10:00 a.m. to 12:00 p.m. on Wednesday of each week. The Bank has automated teller machines (ATMs) located at each of its branch locations, the Monterey County Fairgrounds, the Soledad Correctional Training Facility Credit Union, Salinas Valley Memorial Hospital and Fort Hunter Liggett, which is located in Jolon, California. The Bank is insured under the Federal Deposit Insurance Act and each depositor's account is insured up to the legal limits thereon. The Bank is chartered (licensed) by the California Commissioner of Financial Institutions ("Commissioner") and has chosen not to become a member of the Federal Reserve System. The Bank has no subsidiaries.

The  Company  operates  an  on-site  computer  system,   which  provides
independent   processing   of  its   deposits,   loans   and   financial
accounting.

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans; real estate construction loans (both commercial and personal) and real estate-other loans. At December 31, 2002, these four categories accounted for approximately 30%, 2%, 10% and 58% of the Bank's loan portfolio, respectively.

The Bank's deposits are attracted primarily from individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises. The Bank's deposits are not received from a single depositor or group of affiliated depositors the loss of any one of which would have a materially adverse effect on the business of the Bank. Approximately 50% of the deposits are from commercial customers, 42% are from individuals and 8% are from governmental entities and local agencies.

As of December 31, 2002, the Bank served a total of 29 state, municipality and governmental agency depositors with $58,127,000 in deposits. Of this amount $10,000,000 is attributable to certificates of deposit for the State of California. In connection with the deposits of municipalities or other governmental agencies or entities, the Bank is generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits, which are insured by the Federal Deposit Insurance Corporation ("FDIC").

As of December 31, 2002, the Bank had total deposits of $826,502,000. Of this total, $261,242,000 represented noninterest-bearing demand deposits, $127,692,000 represented interest-bearing demand deposits, and $437,568,000 represented interest-bearing savings and time deposits.

The principal sources of the Bank's revenues are: (i) interest and fees on loans; (ii) interest on investments (principally government securities); and (iii) interest on Federal Funds sold (funds loaned on a short-term basis to other banks). For the fiscal year ended December 31, 2002, these sources comprised 87.4%, 12.1%, and 0.5%, respectively, of the Bank's total interest income.

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

The Bank is licensed by the California Commissioner of Financial Institutions. Its deposits are insured by the FDIC, and it has chosen not to become a member of the Federal Reserve System. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for probable loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The
Company   and  the  Bank  are   required  to  file   reports   with  the
Commissioner, the FDIC and the Board of Governors of the Federal Reserve System ("Board of Governors") and provide such additional information as the Commissioner, FDIC and the Board of Governors may require.

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

At December 31, 2002, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See
Footnote 13 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" below for a listing of the Company's and the Bank's risk-based capital ratios at December 31, 2002 and 2001.

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

The Federal Financial Institution Examination Counsel ("FFIEC") utilizes the Uniform Financial Institutions Rating System ("UFIRS") commonly referred to as "CAMELS" to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk.

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

COMPETITION

At June 30, 2002, the competing commercial and savings banks had 63 branch offices in the cities of Castroville, Hollister, Gilroy, Gonzales, King City, Marina, Monterey, Salinas, Seaside and Watsonville where the Bank has its twelve branch offices. Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has
offered,   and  intends  to  offer  in  the  future,  such  loans  on  a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2002, the Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $13,052,000 on an unsecured basis and $21,754,000 on a fully secured basis based on regulatory capital and reserves of $87,016,000

The Bank's business is concentrated in its service area, which primarily encompasses Monterey County, including the Salinas Valley area and also serves Hollister, in San Benito County, Watsonville, in Santa Cruz County, and Gilroy, in Santa Clara County. The economy of the Bank's service area is dependent upon agriculture, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon data as of the most recent practicable date (June 30,
20021), there were 70 operating commercial and savings bank branch offices in Monterey County with total deposits of $4,830,773,000. This was an increase of $355,860,000 over the June 30, 2001 balances. The Bank held a total of $739,306,000 in deposits, representing approximately 15.3% of total commercial and savings banks deposits in Monterey County as of June 30, 2002. In the three new expansion areas in the Cities of Gilroy, Hollister and Watsonville, at June 30, 2002, there were 9, 8 and 11 branch offices with total deposits of $490,438,000, $520,561,000 and $772,272,000, respectively. At that date, the Bank had deposits of $4,487,000,  $29,994,000  and $14,989,000 in those three communities.

In order to compete with the major financial institutions in their primary service areas, the Bank uses to the fullest extent possible, the flexibility, which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank's officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed the Bank's lending limits, the Bank seeks to arrange for such loans on a participation basis with other financial institutions. The Bank also assists those customers requiring services not offered by the Bank to obtain such services from correspondent banks.

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

--------
1 "FDIC Institution Office Deposits", June 30, 2002


The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. This Agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in
United States government securities, adjustments in the amount of interest-free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank are not predictable. In 2001, the Federal Reserve Board lowered rates eleven times for a total of 475 basis points. The Federal Funds rate went from 6.50% at the beginning of the year to 1.75% at the end of the year. Such significant rate changes were not anticipated and they adversely impacted the Bank's net interest income for 2001 and 2002. Additionally, in November of 2002, the Federal Funds rate was lowered by another 50 basis points to 1.25%. Barring any further rate reductions interest margins should remain relatively constant in 2003.

The FDIC's bank deposit insurance assessment rates currently range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios and the Bank's current levels of deposits, the Bank anticipates no change in the assessment rate applicable to the Bank during 2003 from that in 2002.

Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions;
(2) prohibited interstate branching through the acquisition of a branch office business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank, which has been in existence for at least five years.

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

In 1999, the Gramm-Leach-Bliley Act was signed into law (the "GLB Act"). The GLB Act eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall"). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repeals Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted  to a  "financial  holding  company" or its  affiliates.  This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the GLB Act

Prior  to  the  GLB  Act,   significant   restrictions  existed  on  the
affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The GLB Act removes these restrictions and substantially eliminates the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies, which qualify as financial holding companies can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the GLB Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are "well capitalized" and "well managed" and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities "closely related to banking" which have to date defined the permissible activities of bank holding companies under the Bank Holding Company Act.

One   further   effect  of  the  Act  is  to  require   that   financial
institutions respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

The Company and the Bank have not determined whether or when either of them may seek to acquire and exercise new powers or activities under the GLB Act, and the extent to which competition will change among financial institutions affected by the GLB Act has not yet become clear.

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

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the Securities and Exchange Commission pursuant to the Act include the following:

o Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require
      all  services   provided  by  the  independent   auditor  to  be
      pre-approved by the audit committee.

o     Improved  corporate   responsibility   through  mandatory  listing
      standards  relating  to  audit  committees,   certifications  of
      periodic   reports  by  the  CEO  and  CFO  and  making   issuer
      interference with an audit a crime.

o Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

o     Enhanced  criminal  penalties  for a broad  array of  white-collar
      crimes  and  increases  in  the  statute  of   limitations   for
      securities fraud lawsuits.

o     Disclosure  of whether a company has adopted a code of ethics that
      applies   to  the   company's   principal   executive   officer,
      principal  financial  officer,  principal  accounting officer or
      controller,   or  persons  performing  similar  functions,   and
      disclosure  of  any  amendments  or  waivers  to  such  code  of
      ethics.   The  disclosure   obligation   becomes  effective  for
      fiscal  years  ending  on or after  July 15,  2003.  The  ethics
      code  must  contain   written   standards  that  are  reasonably
      designed to deter wrongdoing and to promote:

      - Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      - Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission and in other public communications made by the registrant;

      -    Compliance   with   applicable   governmental   laws,   rules  and
           regulations;

      - The prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and

      -    Accountability for adherence to the code.

o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as
      an  "audit   committee   financial   expert."   The   disclosure
      obligation  becomes  effective  for  fiscal  years  ending on or
      after  July  15,  2003.  To  qualify  as  an  "audit   committe
      financial expert," a person must have:

      - An understanding of generally accepted accounting principles and financial statements;

      - The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

      - Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be
           expected   to  be  raised  by  the   registrant's   financial
           statements, or experience actively supervising one or more persons engaged in such activities;

      -    An   understanding   of  internal   controls  and  procedures  for
           financial reporting; and

      -    An understanding of audit committee functions.

A person must have acquired the above listed attributes to be deemed to qualify as an "audit committee financial expert" through any one or more of the following:

      -    Education  and  experience  as  a  principal   financial  officer,
           principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

      - Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;

      - Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

      -    Other relevant experience.

The rule contains a specific safe harbor provision to clarify that the designation of a person as an "audit committee financial expert" does not cause that person to be deemed to be an "expert" for any purpose under Section 11 of the Securities Act of 1933, as amended, or impose on such person any duties, obligations or liability greater that the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors, absent such designation. Such a designation also does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

o A prohibition on insider trading during pension plan blackout periods.

o     Disclosure of off-balance sheet transactions.

o     A prohibition on certain loans to directors and officers.

o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.

o     Standards  on   professional   conduct  for  attorneys   requiring
      attorneys  having  an   attorney-client   relationship   with  a
      company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.

o     Expedited  filing  requirements  for Form 4 reports  of changes in
      beneficial   ownership   of   securities   reducing  the  filing
      deadline to within 2 business days of the date a transaction triggers an obligation to report.

o     Accelerated filing  requirements for Forms 10-K and 10-Q by public
      companies   which   qualify  as   "accelerated   filers"  to  be
      phased-in over a four year period reducing the filing deadline for Form 10-K reports from 90 days after the fiscal year end to 60 days and Form 10-Q reports from 45 days after the fiscal quarter end to 35 days.

o     Disclosure  concerning  website  access to reports on Forms  10-K,
      10-Q  and  8-K,  and  any  amendments  to  those   reports,   by
      "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.

o     Proposed  rules  requiring  national   securities   exchanges  and
      national  securities  associations  to  prohibit  the listing of
      any  security  whose  issuer  does  not  meet  audit   committee
      standards established pursuant to the Act. These proposed rules would establish audit committee:

      -     Independence standards for members;

      -     Responsibility   for   selecting  and   overseeing   the  issuer's
            independent accountant;

      - Responsibility for handling complaints regarding the issuer's accounting practices;

      -     Authority to engage advisers; and

      - Funding requirements for the independent auditor and outside advisers engaged by the audit committee.

      The proposed audit committee rules provide a one-year phase-in period for compliance.

The Securities and Exchange  Commission  must adopt final rules by April
26, 2003.

The effect of the Act upon the Company is uncertain; however, it is likely that the Company will incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission and other regulatory agencies having jurisdiction over the Company. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

On September 28, 2002, California Governor Gray Davis signed into law the California Corporate Disclosure Act (the "CCD Act"), which became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

o The name of the company's independent auditor and a description of services, if any, performed for the company during the previous 24 months;

o     The  annual  compensation  paid to  each  director  and  executive
      officer,   including   stock  or  stock  options  not  otherwise
      available to other company employees;

o A description of any loans made to a director at a "preferential" loan rate during the previous 24 months, including the amount and terms of the loans;

o Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;

o Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and

o Whether a company violated any federal securities laws or any securities or banking provisions of California law during the previous 10 years for which the company was found liable or fined more than $10,000.


The Company does not currently anticipate that compliance with the CCD Act will have a material adverse effect upon its financial position or results of its operations or its cash flows.


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

As of December 31, 2002, the Company employed 246 persons primarily on a full time basis. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

The headquarters office and centralized operations of the Company are located at 301 Main Street, Salinas, California. The Company owns and leases properties that house administrative and data processing functions and eleven banking offices. Owned and leased facilities are listed below.

301 Main Street                    1658 Fremont Boulevard
Salinas, California                Seaside, California
23,662 square feet                 2,800 square feet
Leased (term expires 2007,         Leased  (term expires 2009
With two 7 1/2 year renewal        with one 10 year renewal
options)                           options)
Current monthly rent of            Current monthly rent of
$22,262                            $5,273

10601 Merritt Street               228 Reservation Road
Castroville, California            Marina, California
2,500 square feet                  3,000 square feet
Owned                              Leased  (term expires 2004
                                   with three 5 year
                                   renewal options)
                                   Current monthly rent of
                                   $3,183

400 Alta Street                    599 Lighthouse Avenue
Gonzales, California               Monterey, California.
5,175 square feet                  4,856 square feet
Leased  (term expires 2003         Leased  (term expires 2004
with three 5 year renewal          with two 10 year renewal
options)                           options)
Current monthly rent of            Current monthly rent of
$4,132                             $6,435

532 Broadway                       1915 Main Street
King City, California              Watsonville, California
4,000 square feet                  971 square feet
Leased  (term expires 2009         Leased  (term expires 2003
with two 5 year renewal            with two 3 year renewal
options)                           options)
Current monthly rent of            Current monthly rent of
$5,445                             $1,641

1285 North Davis Road              491 Tres Pinos Road
Salinas, California.               Hollister, California
3,200 square feet                  2,800 square feet
Leased  (term expires 2008         Leased  (term expires 2006
with two 5 year renewal            with one 3 year renewal
options)                           option)
Current monthly rent of            Current monthly rent of
$7,728                             $4,060

761 First Street                   439 Alvarado Street
Gilroy, California                 Monterey, California
2,670 square feet                  5,731 square feet
Leased (term expires               Leased (term expires 2008 with three
2007 with one five year            five year renewal
renewal option)                    options) with a one year purchase option
Current monthly rent of            Current monthly rent of
$5,207                             $14,041

The above leases contain options to extend for five to twenty years. Included in the above are two facilities leased from shareholders at terms and conditions which management believes are consistent with the commercial lease market. Rental rates are adjusted annually for changes in certain economic indices. The annual minimum lease commitments are set forth in Footnote 5 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" included in this report and incorporated here by reference. The foregoing summary descriptions of certain of the above leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits in Part IV, Item 15 of this Form 10-K.

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

 No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)   Market Information

The Company's common stock is listed on the Nasdaq National Market exchange (trading symbol: CCBN). The table below presents the range of high and low prices for the common stock for the two most recent fiscal years based on information provided to the Company from Nasdaq. The prices have been restated to reflect the 10% stock dividends in February 2001 and 2003 and the 5 for 4 stock split in February 2002.

 Calendar Year                            Low            High
 -------------                            ---            ----
 2002
    First Quarter                        $15.10         $18.64
    Second Quarter                        15.25          22.04
    Third Quarter                         16.14          20.91
    Fourth Quarter                        15.55          18.46

 2001
    First Quarter                        $11.82         $14.36
    Second Quarter                        13.45          19.09
    Third Quarter                         14.00          18.25
    Fourth Quarter                        14.29          16.67


The closing price for the Company's common stock was $17.10 as of March 7, 2003.

(b)   Holders

As of March 7, 2003, there were approximately 2,300 holders of the common stock of the Company. There are no other classes of common equity outstanding.

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

Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $11,480,000 as of December 31, 2002.

To date, the Company has not paid a cash dividend and presently does not intend to pay cash dividends in the foreseeable future. The Company distributed a ten percent stock dividend in February 2003, a five-for-four stock split in February 2002, and a ten percent stock dividend in 2001. The Board of Directors will determine payment of dividends in the future after consideration of various factors including the profitability and capital adequacy of the Company and the Bank.


ITEM  6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data concerning the business of the Company and its subsidiary Bank. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report. The earnings per share information has been adjusted retroactively to reflect the effect of all stock dividends and stock splits.

--------------------------------------------------------------------
In thousands (except       As of and for the Year Ended December 31
per share data)             2002    2001     2000    1999     1998
--------------------------------------------------------------------

Operating Results
Total Interest Income     $50,501 $51,747  $51,415 $41,517  $37,354
Total Interest Expense     13,955  18,360   18,290  13,648   13,319
                         -------------------------------------------
   Net Interest Income     36,546  33,387   33,125  27,869   24,035
Provision for Loan Losses   3,584   2,635    3,983   1,484      159
                         -------------------------------------------
Net Interest Income
After Provision for
   Loan Losses             32,962  30,752   29,142  26,385   23,876
Noninterest Income          3,665   3,129    2,433   2,231    2,084
Noninterest Expenses       20,496  19,223   17,408  16,043   13,859
                         -------------------------------------------
Income before Income
Taxes                      16,131  14,658   14,167  12,573   12,101
Income Taxes                5,603   5,149    5,241   4,522    4,948
                         -------------------------------------------
Net Income                $10,528  $9,509  $ 8,926  $8,051  $ 7,153
====================================================================

Basic Earnings Per         $ 1.06  $ 0.95  $  0.85  $ 0.75  $  0.71
Diluted Earnings Per Share   1.02    0.92     0.83    0.73     0.65
====================================================================

Financial Condition and
 Capital - Year-End Balances
Total Loans             $745,353 $606,300 $473,395 $395,597 $312,170
Total Assets             919,132  802,266  706,693  593,445  543,933
Total Deposits           826,502  724,862  633,209  518,189  489,192
Shareholders' Equity      78,076   65,336   59,854   53,305   51,199
--------------------------------------------------------------------

Financial Condition and
 Capital - Average Balances
Total Loans             $668,069 $522,884 $424,172 $352,936 $275,850
Total Assets             858,009  727,198  632,953  562,073  499,354
Total Deposits           772,111  648,664  565,487  494,266  447,598
Shareholders' Equity      72,519   62,918   55,762   52,069   47,587
--------------------------------------------------------------------

Selected Financial Ratios
Return on Average Total
  Assets                    1.23%   1.31%    1.41%   1.43%    1.43%
Return on Average
  Shareholders' Equity     14.52%  15.11%   16.01%  15.46%   15.03%
Average Shareholders'
  Equity to Total
  Average Assets            8.45%   8.65%    8.81%   9.26%    9.53%
--------------------------------------------------------------------

(a)   Average Balance Sheet and Net Interest Margin

      (1) Distribution of Assets, Liabilities and Equity; Interest Rates and Interest Differential is set forth in Table One in
           Item 7. - "Management's Discussion and Analysis" included in this report sets forth the Company's average balance sheets (based on daily averages) and an analysis of interest rates and the interest rate differential for each of the three years in the period ended December 31, 2002 and is incorporated here by reference.

      (2) Volume/Rate Analysis - Information as to the impact of changes in average rates and average balances on interest earning assets and interest bearing liabilities is set forth in Table Two in Item 7. - "Management's Discussion and Analysis" and is incorporated here by reference.

(b)   Investment Portfolio

      (1) The book value of investment securities at December 31, 2002 and 2001 is set forth in Note 3 to the Consolidated Financial Statements included in Item 8 - "Financial Statements and
           Supplementary   Data"    included   in  this  report  and  is
           incorporated here by reference.

      (2) The book value, maturities and weighted average yields of investment securities as of December 31, 2002 are set forth in Table Thirteen in Item 7. - "Management's Discussion and Analysis" included in this report and is incorporated here by reference.

      (3) There were no issuers of securities for which the book value was greater than 10% of shareholders' equity other than U.S. Government and U.S. Government Agencies and Corporations.

 (c)  Loan Portfolio

      (1) The composition of the loan portfolio is set forth in Table Three in Item 7. - "Management's Discussion and Analysis" included in this report and is incorporated here by reference.

      (2) The maturity distribution of the loan portfolio at December 31, 2002 is set forth in Table Twelve in Item 7. -
           "Management's Discussion and Analysis" included in this report and is incorporated here by reference.

      (3)  Nonperforming Loans

           The Company's current policy is to cease accruing interest when a loan becomes 90 days past due as to principal or interest, when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and uncollected interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan is both well secured and in process of collection.
           A loan is considered to be impaired when it is probable that the borrower will be unable to pay all of the amounts due according to the contractual terms of the loan agreement

           For further discussion of nonperforming loans, refer to Table Four and the "Risk Elements" section in Item 7. - "Management's Discussion and Analysis" in this report.

(d)   Summary of Loan Loss Experience

      (1) An analysis of the allowance for loan losses showing charged off and recovery activity as of December 31, 2002 is summarized in  Table  Five  in  Item  7 -  "Management's  Discussion  and
          Analysis"  included  in this report and is  incorporated  here
          by   reference.   Factors   used  in   determination   of  the
          allowance for loan losses are discussed in greater detail in the "Risk Elements" section of "Management's Discussion and Analysis" included in this report and are incorporated here by reference.

      (2) Management believes that any allocation of the allowance for probable loan losses into loan categories lends an appearance of exactness, which does not exist in that the allowance is utilized in total and is available for all loans. Further, management believes that the breakdown of historical losses as shown in Table Five in Item 7 - "Management's Discussion
          and  Analysis"   included  in  this  report  is  a  reasonable
          representation of management's expectation of potential losses inherent in the portfolio. However, the allowance for loan losses should not be interpreted as an indication of when charge-offs will occur or as an indication of future charge-off trends.

          For further discussion, refer to Table Six in Item 7. - "Management's Discussion and Analysis" in this report.

(e) Deposits

      (1) Table One in Item 7. - "Management's Discussion and Analysis" included in this report sets forth the distribution of average deposits for the years ended December 31, 2002, 2001 and 2000 and is incorporated here by reference.

      (2) Table Eleven in Item 7. - "Management's Discussion and Analysis" included in this report sets forth the maturities of time certificates of deposit of $100,000 or more at December 31, 2002 and is incorporated here by reference.

(f) Return on Equity and Assets

      (1) The Selected Financial Data table at page 21 of this section sets forth the ratios of net income to average assets and average shareholders' equity, and average shareholders' equity to
          average  assets.   As  the  Company  has  never  paid  a  cash
          dividend, the dividend payout ratio is not indicated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth  in  assets;  (10)  return on  assets;  (11)  loan  losses;  (12)
expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

Critical Accounting Policies
----------------------------

General

Central Coast Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. The
Company applies Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock based awards. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is based on the probable estimated losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see page 36.

Stock Based Compensation

Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount required to be paid. Because the Company's stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the stock option plan. For further information regarding the proforma effect on reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" see Note 1 and 9 to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data.

Business Organization

Central Coast Bancorp (the "Company") is a California corporation, headquartered in Salinas, California and was organized in 1994 to act as a bank holding company for Bank of Salinas. In 1996, the Company acquired Cypress Bank, which was headquartered in Seaside, California. Both banks were state-chartered institutions. In July of 1999, the Company merged Cypress Bank into the Bank of Salinas and then renamed Bank of Salinas as Community Bank of Central California (the "Bank"). As of December 31, 2002, the Bank operated eleven full-service branch offices and one limited-service branch office and conducts online banking through its web site www.community-bnk.com. The Bank is headquartered in Salinas and serves individuals, merchants, small and medium-sized businesses and professionals. The economy in the Bank's service area is heavily weighted towards agribusiness enterprises and the hospitality industry.

In June of 2000, the Bank opened a new branch office in Watsonville, which is in Santa Cruz County. In October of 2000, another new branch office was opened in Hollister, which is in San Benito County. The opening of these two branch offices was a first step in expanding the Bank's service area to include communities in contiguous counties outside of Monterey County. On April 15, 2002 the Bank opened a new branch in Gilroy, which is located at the southern end of the Santa Clara Valley in Santa Clara County. These three communities are of similar economic make-up to the agricultural based communities the Bank serves in Monterey County.

As part of the Bank's continuing strategy to expand its franchise through denovo branches, a new branch was opened in downtown Monterey (Monterey Main) on January 21, 2003.

Until August 16, 2001, the Company conducted no significant activities other than holding the shares of the Bank. On August 16, 2001, the Company notified the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, that the Company was engaged in certain lending activities. The Company purchased a loan from the Bank that the Bank had originated for a local agency that was categorized as a large issuer for taxation purposes. The Company is able to use the tax benefits of such loans. The Company may purchase similar loans in the future. Upon prior notification to the Board of Governors, the Company is authorized to engage in a variety of activities, which are deemed closely related to the business of banking.

The   following   analysis  is   designed   to  enhance   the   reader's
understanding of the Company's financial condition and the results of its operations as reported in the Consolidated Financial Statements included in this Annual Report. Reference should be made to those statements and the "Selected Financial Data" presented elsewhere in this report for additional detailed information. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within "Management's Discussion and Analysis" interest income and net interest income are presented on a tax equivalent basis.

Overview

For the 19th consecutive year, Central Coast Bancorp earned record net income on a year-over-year basis. Net income for 2002 increased 10.7% to $10,528,000 from $9,509,000 in 2001. Diluted earnings per share for 2002, after giving effect to the 10% stock dividend distributed on February 28, 2003, was $1.02, up 10.9% from the $0.92 reported for 2001. For 2002, the Company realized a return on average equity of 14.5% and a return on average assets of 1.23%, as compared to 15.1% and 1.31% for 2001.

At December 31, 2002, the Company had total assets of $919,132,000, which was an increase of $116,866,000 (14.6%) from year-end 2001. At December 31, 2002, loans totaled $745,353,000, up $139,053,000 (22.9%)
from the ending balances on December 31, 2001. Deposit growth in 2002, which is net of a $20,000,000 decrease in State of California certificates of deposit, was $101,640,000 (14.0%). Deposits totaled $826,502,000 at year-end 2002 compared to $724,862,000 at year-end
2001.

As  discussed  in  last  year's  annual  report,  the  475  basis  point reduction in the prime interest rate during 2001 had a significant impact on the Company's net interest income. As each rate cut occurred, variable rate loans repriced immediately or, at the latest, by quarter's end. However, rates paid on deposit products were lowered as market conditions allowed and generally lagged the more immediate reduction in loan rates. As a result, the average yield earned on assets in 2001 decreased 116 basis points to 7.89% from 9.05% in 2000. Meanwhile, the average rate paid on liabilities only decreased 49 basis points to 3.80% from 4.29%. This resulted in a decrease in the net interest margin in 2001 compared to 2000 of 73 basis points to 5.15% from 5.88%.

The decrease in interest rates in 2001 continued to affect the net interest income in 2002 as the lower rates were in place for the full year. In addition, there was another 50 basis point decrease in the prime interest rate in November 2002. Thus, the average yield on earning assets for 2002 decreased 141 basis points to 6.48%. However, the rates paid on the deposit liabilities adjusted more rapidly in 2002 especially in time deposits as the higher yielding instruments matured and repriced at significantly lower rates. The average rate paid on liabilities for 2002 decreased 138 basis points to 2.42%. The overall effect on the net interest margin was a decrease of 42 basis points to 4.73% in 2002 as compared to the 73 basis point decrease in 2001.

The cumulative effect of the two-year growth in average earning assets of $219,237,000 (38.0%) from $577,287,000 in 2000 to $796,524,000 in
2002 very nearly offset the decrease in interest income due to the lower rates. This growth coupled with the lower rates paid on the deposit liabilities resulted in an increase in net interest income of $3,176,000 (9.2%) to $37,665,000 for 2002 compared to an increase of
$562,000 in 2001 over 2000.

One key measure of the acceptance by our local communities of our banking franchise is provided by the FDIC/OTS Summary of Deposits annual "Market Share Report" issued in December of each year as of June 30th. This year's report states that Community Bank was the third largest bank serving Monterey County with a deposit market share of 15.30% up from 14.37% in 2001. The Bank was just $6.1 million under the second largest. The Bank also increased its market share in each of the communities it serves outside of Monterey County. By year-end 2002, the Bank's deposits had increased an additional $40.4 million from the June 30 totals. The Bank made another step forward in January 2003 by opening a branch in downtown Monterey. We believe our attention to customer service, close involvement with the communities we serve and emphasis on relationship banking have been instrumental to our continuing year-after-year growth in earnings, assets and deposits.

For the second straight year, the economic data suggests that the country will continue to have a slow recovery. If the short-term interest rates remain stable, we expect the Bank's net interest margin to hold around the fourth quarter 2002 level of approximately 4.75%. With a relatively constant net interest margin, the year-over-year effect of the 2002 growth in earning assets will support growth in the level of interest income. Other factors that remain key for earnings growth are the continuing development of solid banking relationships, the continued emphasis on loan quality and continued cost control. As we celebrated the Bank's twentieth anniversary in February 2003, we looked forward with cautious optimism based on our evaluation of economic and Bank performance data available to us to continuing our record of continued earnings growth in 2003.

(A)   Results of Operations
---------------------------

Net Interest Income/Net Interest Margin (fully taxable equivalent basis)

Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $1,119,000, $1,102,000 and $802,000 in taxable equivalent interest income on tax-free investments for the years ending December 31, 2002, 2001 and 2000.

Net interest income for 2002 was $37,665,000, which was a $3,176,000 (9.2%) increase over 2001. The increase was in spite of interest income decreasing $1,229,000 to $51,620,000 in 2002. The year-over-year effect of the 475 basis point decrease in prime rate in 2001 coupled with an additional 50 basis point decrease in November of 2002 caused the yield on average assets in 2002 to decrease 141 basis points to 6.48%. The lower rates reduced interest income by $12,151,000. The largest portion of the decrease ($10,935,000) was related to the loan portfolio, as the average rate earned decreased 167 basis points to 6.74%. The rates earned on the taxable investment portfolio decreased 100 basis points to 5.03%. This decrease reduced interest income on those securities $771,000. Because of the continuing loan demand, the proceeds from maturities of securities and the growth in deposits were utilized to fund the growth in loans. The average balance of taxable investment securities decreased $22,594,000 to $76,894,000. This change reduced interest income by $1,362,000. The growth in the loan portfolio resulted in an increase in the average loan balance of $141,984,000 for 2002. These higher balances added $11,941,000 to interest income and helped to offset the decreases detailed above.

The impact on net interest income caused by the lower interest income during 2002 was more than offset by decreases in interest expenses on deposit liabilities resulting in the overall increase in net interest income of $3,176,000. While average balances of deposit bearing liabilities increased $94,032,000 (19.5%), interest expense decreased $4,405,000 (-24.0%) in 2002 from 2001 mainly due to repricing of the time deposits as they matured throughout the year. The average balance of time deposits increased $15,675,000 during 2002 and as a result interest expense increased $807,000. However, the average rate paid on time deposits decreased 192 basis points to 3.23%, which decreased interest expense $5,048,000. Overall, in 2002 the average rate paid on interest-bearing liabilities decreased 138 basis points to 2.42% from 3.80% in 2001.

The effect of the above volume and rate changes resulted in a decrease in the net interest margin for 2002 of 42 basis points to 4.73% from 5.15% in 2001. The net interest margin for the 4th quarter of 2002 was 4.75%, which was a decrease of 6 basis points from 4.81% in the 4th quarter of 2001 and down just one basis point from the 3rd quarter of 2002. Assuming a stable rate environment in 2003, management expects the net interest margin to be consistent with the level during the second half of 2002.


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

Interest expense was $70,000 higher in 2001 over 2000, as the lower rates paid approximately offset the increase in the volume of interest bearing liabilities. Average balances of interest-bearing liabilities were higher in 2001 by $56,905,000, which added $2,694,000 to interest expense. Average rates paid on interest-bearing liabilities were down 49 basis points for the year. The lower rates reduced interest expense in 2001 by $2,624,000. Interest paid on interest bearing liabilities generally adjusts more slowly in response to market rate changes as time deposits and borrowings adjust at maturity. The effect of the above volume and rate changes resulted in a decrease in the net interest margin for 2001 of 73 basis points to 5.15% from 5.88% in 2000.

Table One, Analysis of Net Interest Margin on Earning Assets, and Table Two, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Bank's interest income and expenses. Table One provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Two presents an analysis of volume and rate change on net interest income and expense.

Table One:  Analysis of Net Interest Margin on Earning Assets

------------------------------------------------------------------------------------------------------------------------------------
(Taxable Equivalent Basis)                2002                                  2001                                2000
                               Avg.                   Avg.          Avg.                   Avg.         Avg.                   Avg.
In thousands (except         Balance    Interest     Yield        Balance    Interest    Yield        Balance    Interest    Yield
   percentages)
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Earning Assets
  Loans (1) (2)              $ 655,061    $ 44,141      6.74%      $ 513,077   $ 43,135    8.41%    $ 417,075   $ 41,405      9.93%
  Taxable investment
     securities                 76,894       3,867      5.03%         99,488      6,000    6.03%      106,754      7,340      6.88%
  Tax-exempt investment
     securities (3)             49,240       3,357      6.82%         48,691      3,307    6.79%       36,601      2,408      6.58%
  Federal funds sold            15,329         255      1.66%          8,745        407    4.65%       16,857      1,064      6.31%
                            -----------------------              -----------------------           ----------------------
Total Earning Assets           796,524    $ 51,620      6.48%        670,001   $ 52,849    7.89%      577,287   $ 52,217      9.05%
                                       ------------                          -----------                      -----------
Cash & due from banks           47,419                                42,551                           39,432
Other assets                    14,066                                14,646                           16,234
                            -----------                          ------------                     ------------
                             $ 858,009                             $ 727,198                        $ 632,953
                            ===========                          ============                     ============

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
  Demand deposits            $ 128,192     $ 1,308      1.02%       $ 97,785    $ 1,254    1.28%     $ 94,948    $ 1,551      1.63%
  Savings                      178,459       3,718      2.08%        129,358      3,940    3.05%      107,075      3,820      3.57%
  Time deposits                263,063       8,491      3.23%        247,388     12,732    5.15%      218,330     12,549      5.75%
  Other borrowings               7,345         438      5.96%          8,496        434    5.11%        5,769        370      6.41%
                            -----------------------              -----------------------            -----------------------
Total interest bearing
     liabilities               577,059      13,955      2.42%        483,027     18,360    3.80%      426,122     18,290      4.29%
                                       ------------                          -----------                      -----------
Demand deposits                202,397                               174,133                          145,134
Other Liabilities                6,034                                 7,120                            5,935
                            -----------                          ------------                     ------------
Total Liabilities              785,490                               664,280                          577,191
Shareholders' Equity            72,519                                62,918                           55,762
                            -----------                          ------------                     ------------
                             $ 858,009                             $ 727,198                        $ 632,953
                            ===========                          ============                     ============
Net interest income &
    Margin (4)                            $ 37,665      4.73%                  $ 34,489    5.15%                $ 33,927      5.88%
                                       =======================               ====================             ======================
------------------------------------------------------------------------------------------------------------------------------------

1. Loans interest includes loan fees of $1,632,000, $1,387,000 and $997,000 in 2001, 2001 and 2000.
2. Average balances of loans include average allowance for loan losses of $13,008,000, $9,807,000 and $7,097,000 and average deferred loan fees of $1,125,000, $978,000 and $719,000 for the years ended December 31, 2002, 2001 and 2000, respectively.
3. Includes taxable-equivalent adjustments for income on securities that is exempt from federal income taxes. The federal statutory tax rate was 35% for 2002, 2001 and 2000.
4. Net interest margin is computed by dividing net interest income by total average earning assets.


Table Two: Volume/Rate Analysis
------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002 over 2001
(In thousands)
Increase (decrease) due to change in:                                                         Net
                                          Volume                  Rate (4)                  Change
                                          ------                  --------                  ------
Interest-earning assets:
   Net Loans (1)(2)                        $ 11,941                $ (10,935)                 $ 1,006
   Taxable investment securities             (1,362)                    (771)                  (2,133)
   Tax exempt investment securities (3)          37                       13                       50
   Federal funds sold                           306                     (458)                    (152)
                                       -------------            -------------            -------------
     Total                                   10,922                  (12,151)                  (1,229)
                                       -------------            -------------            -------------

Interest-bearing liabilities:
   Demand deposits                              389                     (335)                      54
   Savings deposits                           1,498                   (1,720)                    (222)
   Time deposits                                807                   (5,048)                  (4,241)
   Other borrowings                             (59)                      63                        4
                                       -------------            -------------            -------------
     Total                                    2,635                   (7,040)                  (4,405)
                                       -------------            -------------            -------------
Interest differential                       $ 8,287                 $ (5,111)                 $ 3,176
                                       =============            =============            =============

------------------------------------------------------------------------------------------------------
 Year Ended December 31, 2001 over 2000
(In thousands)
Increase (decrease) due to change in:
                                                                                                Net
                                            Volume                  Rate (4)                  Change
                                            ------                  --------                  ------
Interest-earning assets:
   Net Loans (1)(2)                         $ 9,559                 $ (7,829)                 $ 1,730
   Taxable investment securities               (501)                    (839)                  (1,340)
   Tax-exempt investment securities(3)          798                      101                      899
   Federal funds sold                          (513)                    (144)                    (657)
                                       -------------            -------------            -------------
     Total                                    9,343                   (8,711)                     632
                                       -------------            -------------            -------------

Interest-bearing liabilities:
   Demand deposits                               46                     (343)                    (297)
   Savings deposits                             798                     (678)                     120
   Time deposits                              1,675                   (1,492)                     183
   Other borrowings                             175                     (111)                      64
                                       -------------            -------------            -------------
     Total                                    2,694                   (2,624)                      70
                                       -------------            -------------            -------------
Interest differential                       $ 6,649                 $ (6,087)                   $ 562
                                       =============            =============            =============

------------------------------------------------------------------------------------------------------
1. The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
2. Loan fees of $1,632,000, $1,387,000 and $997,000 for the years ended December 31, 2002, 2001 and 2000 respectively, have been included in the interest income computation.
3. Includes taxable-equivalent adjustments for income on securities that is exempt from  federal income taxes. The federal statutory tax rate was 35% for 2002, 2001 and 2000.
4. The rate / volume variance has been included in the rate variance.

Provision for Loan Losses

The  Bank  provided   $3,584,000   for  loan  losses  in  2002  up  from
$2,635,000 in 2001. The provision in 2002 reflects the change in the mix and continuing growth in the loan portfolio and the continuing uncertain economy. Net loan charge-offs were $102,000 in 2002 compared to $253,000 in 2001. The ratio of net charge-offs to average loans outstanding was 0.02% in 2002 compared to 0.05% in 2001. Nonperforming and restructured loans were $1,820,000 at December 31, 2002, compared to $2,329,000 at December 31, 2001. The ratio of nonperforming and restructured loans to total loans was 0.24% at December 31, 2002 compared to 0.38% at December 31, 2001. The ratio of the allowance for loan losses to total loans - net of deferred fees was 2.04% at December 31, 2002 compared to 1.94% at December 31, 2001.

The Bank provided $2,635,000 for loan losses in 2001 as compared to $3,983,000 in 2000. The 2000 provision included $1,185,000 as a reserve for certain classified loans to a single borrower. During 2001, reductions in outstanding balances on those loans allowed for a reallocation of $370,000 of that allowance. The remaining decrease in the amount of the provision for loan losses was due to the change of the mix of loans in the loan portfolio and the individual analysis of loan loss allowance required for each loan type. Net loans charged-off in 2000 were $208,000 or 0.05% of average loans outstanding. The ratio of the allowance for loan losses to total loans - net of deferred fees was 1.98% at December 31, 2000.

Service Charges and Fees and Other Income

Noninterest income in 2002 increased $536,000 (17.1%) over 2001 to $3,665,000. Service charges accounted for much of the increase rising $418,000 (21.7%) due to increased business activity. Other noninterest income increased $118,000 (9.7%) as mortgage origination fees and other non-deposit related fees also reflected higher levels of activity in 2002. Gains on the sale of available-for-sale securities were $102,000 down $66,000 from the prior year. This decrease was offset by a $79,000 gain on the sale of OREO in 2002 versus $4,000 in 2001.

Noninterest  income  in 2001  increased  $696,000  (28.6%)  over 2000 to
$3,129,000. Service charges and fees related to deposit accounts increased $175,000 (10.0%) due to increased business activity. The low interest rates generated increased business for the Bank's mortgage origination activities. Fees related to this activity doubled to $334,000 in 2001 from $167,000 in 2000. Of the total increase, $362,000 is related to securities transactions. In 2001, the Bank realized gains of $168,000 on the sale of available-for-sale securities versus a loss of $194,000 in 2000.

Salaries and Benefits

Salary and benefit expenses increased $510,000 (4.4%) to $12,129,000 in 2002 over 2001. Salary expense for the Gilroy branch opened in April 2002 was $271,000 of the increase. Salaries and benefits from all other operations increased $499,000 (4.3%) before a $260,000 one time reduction in health care costs in the first quarter of 2002. Base salaries increased $433,000 (5.0%) due to normal merit increases and staffing additions during the year. At the end of 2002, the full time equivalent (FTE) staff was 239 versus 221 at the end of 2001.

Salary and benefit expenses increased $1,538,000 (15.3%) in 2001 over 2000. Salary expense for the two new branches opened in mid to late 2000 was $567,000 of the increase on a year-over-year basis. Salaries and benefits from all other operations were up $971,000 (9.9%). Base salaries increased $653,000 (9.0%) due to normal merit increases and staffing additions during the year. Benefit costs increases were commensurate with the salary increases. At the end of 2000, the full time equivalent (FTE) staff was 211.

Occupancy and Furniture and Equipment

Occupancy  and  furniture  and  equipment  expense  increased   $324,000
(9.3%) to $3,799,000 in 2002 over 2001. Operations of the new Gilroy branch resulted in $117,000 of the increase. Most of the remaining
$207,000 increase in this category was related to higher costs for security services, rent on leased buildings and service contracts on computers and equipment.

Occupancy and furniture and equipment expense increased $294,000 (9.2%) to $3,475,000 in 2001 over 2000. Operations of the two branches opened in mid to late 2000 resulted in $121,000 of the increase on a year-over-year basis. Higher energy costs added $45,000, an increase of 29.2% exclusive of the new branches.
Equipment related expenses and depreciation increased $108,000 (6.5%) after adjusting for the new branches.

Other Expenses

Other expenses increased $439,000 (10.6%) to $4,568,000 in 2002 over 2001. The higher costs were mostly related to increased business activity related to the Bank's continuing growth. Operating losses for 2002 increased $101,000 from a total of $44,000 in 2001 as the continuing slow economy contributed to an increase in such losses.

Other expenses decreased $17,000 to $4,129,000 in 2001 from 2000. Adjusted for the two new branches added in 2000, other expenses were down $29,000. With the declining interest rate environment and the weak economic conditions in 2001, management made a concerted effort to control these costs.

The efficiency ratio (fully taxable equivalent) calculated by dividing noninterest expense by the sum of net interest income and noninterest income, for 2002 was 49.6% as compared to 51.1% in 2001. This indicates that the growth in revenues during 2002 outpaced the growth in expenses. The efficiency ratio (fully taxable equivalent) for 2000 was 47.9% .


Provision for Taxes

The effective tax rate on income was 34.7%, 35.1% and 37.0% in 2002, 2001 and 2000, respectively. In 2002, the interest earned on tax-exempt investment securities and loans increased $412,000 from 2001. Since the overall interest income decreased $1,246,000 in 2002, the tax-exempt income became a larger portion of total income resulting in a favorable reduction in the tax rate. In the fourth quarter of 2000 and in the first quarter of 2001, the Bank purchased approximately $12,600,000 of fixed rate municipal bonds. As a result, the 2001 tax-exempt interest income on a tax equivalent basis increased to 6.26% of total interest income from 4.61% in 2000 and the effective tax rate fell 1.9% in 2001. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,660,000 $1,522,000 and $1,513,000 in 2002, 2001 and 2000.
Tax-exempt   income  of  $3,185,000   $2,754,000  and  $2,082,000   from
investment securities and loans in 2002, 2001 and 2000 helped to reduce the effective tax rate.


(B)  Balance Sheet Analysis
---------------------------

Central Coast Bancorp's total assets at December 31, 2002 were $919,132,000 compared to $802,266,000 at December 31, 2001, representing an increase of $116,866,000 (14.6%). The average balance of total assets was $858,009,000 in 2002, which represents an increase of $130,811,000 (18.0%) over the average total asset balance of $727,198,000 in 2001.

Loans

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); real estate construction loans (both commercial and personal); real estate-other loans and consumer loans. At December 31, 2002, these four categories accounted for approximately 30%, 10%, 58% and 2% of the Bank's loan portfolio, respectively, as compared to 33%, 14%, 50% and 3% at December 31, 2001. Since 1998, the annual percentage loan growth from the prior year has been 22%, 27%, 20%, 28% and 23%, primarily as a result of the success of the loan calling officer program. The calling program not only has attracted many new loan customers, but also serves as an effective way of ensuring continual contact with existing customers. Real estate-other loans provided the largest percentage (41.5) as well as absolute dollar ($127.3 million) growth in 2002. Construction loans outstanding at the end of 2002 were down $11.1 million as several large projects were completed in the year and were moved into real estate-other. Demand for commercial construction loans remained relatively stable during the year. However, large project residential construction opportunities in Monterey County are becoming limited as there are very few projects receiving governmental approval. There was a decrease in consumer loans, as much of the lending activity to individuals is in home equity lines of credit which are reflected in the real estate-other category. Table Three summarizes the composition of the loan portfolio for the past five years as of December 31:

Table Three: Loan Portfolio Composite
-------------------------------------------------------------------------------------------------------------------------------
In thousands                    2002              2001                    2000                    1999                    1998
-------------------------------------------------------------------------------------------------------------------------------
Commercial                 $ 224,840         $ 199,761               $ 171,631               $ 159,385               $ 136,685
Real Estate:
   Construction               74,214            85,314                  57,780                  35,330                  19,929
   Other                     433,921           306,622                 234,890                 188,600                 144,685
Consumer                      13,414            15,653                   9,840                  13,003                  11,545
Deferred Loans Fees           (1,036)           (1,050)                   (746)                   (721)                   (674)
-------------------------------------------------------------------------------------------------------------------------------
Total Loans                  745,353           606,300                 473,395                 395,597                 312,170
Allowance for
   Loan Losses               (15,235)          (11,753)                 (9,371)                 (5,596)                 (4,352)
-------------------------------------------------------------------------------------------------------------------------------
Total                      $ 730,118         $ 594,547               $ 464,024               $ 390,001               $ 307,818
===============================================================================================================================

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

Average net loans in 2002 were $655,061,000 representing an increase of $141,984,000 or 27.7% over 2001. Average net loans in 2001 were $513,077,000 representing an increase of $96,002,000 or 23.0% over 2000.

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

Ultimately, the credit quality of the Bank's loans may be influenced by underlying trends in the national and local economic and business cycles. The Bank's business is mostly concentrated in Monterey
County. The County's economy is highly dependent on the agricultural and tourism industries. The agricultural industry is also a major driver of the economies of San Benito County and the southern portions of Santa Cruz and Santa Clara Counties, which represent the areas of the Bank's recent branch expansion. As a result, the Bank lends money to individuals and companies dependent upon the agricultural and tourism industries.

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $568 million at December 31, 2002. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, an appropriate allowance for probable losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Not withstanding the foregoing, abnormally high rates of impairment due to general/local economic conditions could adversely affect the Company's future prospects and results of operations.

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

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Table Four sets forth nonaccrual loans, loans past due 90 days or more, and restructured loans performing in compliance with modified terms, as of December 31:


Table Four: Non-Performing Loans
-------------------------------------------------------------------------------------------
In thousands                        2002        2001         2000        1999         1998
-------------------------------------------------------------------------------------------
Past due 90 days or more and
 still accruing
   Commercial                        $ -        $ 68        $ 215        $ 51         $ 73
   Real estate                         -           -           10         303        1,174
   Consumer and other                  5          12            5           -            -
-------------------------------------------------------------------------------------------
                                       5          80          230         354        1,247
-------------------------------------------------------------------------------------------
Nonaccrual:
   Commercial                        272         702          329          11          333
   Real estate                       598         592            -       1,565          543
   Consumer and other                  -           -            -           -            -
-------------------------------------------------------------------------------------------
                                     870       1,294          329       1,576          876
-------------------------------------------------------------------------------------------
Restructured (in compliance with
   modified terms)- Commercial       933         955        1,010           -            -
-------------------------------------------------------------------------------------------
Total                            $ 1,808     $ 2,329      $ 1,569     $ 1,930      $ 2,123
===========================================================================================

Interest due but excluded from interest income on nonaccrual loans was approximately $24,000 in 2002, $45,000 in 2001 and $64,000 in 2000.
In 2002 and 2001, interest income recognized from payments received on nonaccrual loans was $40,000 and $69,000, respectively (none was recognized in 2000).

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

At December 31, 2002, the recorded investment in loans that are considered impaired was $2,618,000 of which $870,000 is included in nonaccrual loans, and $933,000 is included in restructured loans above. At December 31, 2001 impaired loans were $2,418,000, of which $1,294,000 are included as non accrual loans above, and $955,000 are included as restructured loans above. Impaired loans had a valuation allowance of $1,165,000 and $536,000, in 2002 and 2001, respectively. The average recorded investments in impaired loans during 2002 and 2001 were $2,338,000 and $2,638,000, respectively. The Company recognized interest income on impaired loans of $143,000, $191,000 and $161,000 in 2002, 2001 and 2000, respectively (including interest income of $66,000 in 2002 and $98,000 in both 2001 and 2000 on restructured loans).

There were no troubled debt restructurings or loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 2002. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms except for one loan which was placed on nonaccrual in February of 2003. Management believes that amounts due on this loan will be fully collected.

Other Real Estate Owned

The Company held no real estate acquired by foreclosure at December 31, 2002 or 2001.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. At December 31, 2002, the formula allowance was $12,002,000 compared to $9,043,000 at December 31, 2001. The increase in the formula allowance was primarily a result of the growth in loan and loan commitment balances subject to these formula allowances of $148,845,000 in 2002.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At December 31, 2002, the specific allowance was $1,830,000 on a loan base of $32,180,000 compared to a specific allowance of $1,678,000 on a loan base of $18,922,000 at December 31, 2001. The increase in the specific allowance in 2002 was due to the larger base of loans requiring specific valuation allowances.

The unallocated allowance contains amounts that are based on management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At December 31, 2002, the unallocated allowance was $1,402,000 compared to $1,032,000 at December 31, 2001. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at December 31, 2002 and set forth in the preceding paragraph.

The allowance for loan losses totaled $15,235,000 or 2.04% of total loans at December 31, 2002 compared to $11,753,000 or 1.94% at December 31, 2001. At those two dates, the allowance represented 837 percent and 505 percent of nonperforming loans.

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

Table Five:  Allowance for Loan Losses
------------------------------------------------------------------------------------------------------------------------------------
                                  Year Ended            Year Ended            Year Ended           Year Ended            Year Ended
In thousands (except percentages)  12/31/02              12/31/01             12/31/00              12/31/99              12/31/98
------------------------------------------------------------------------------------------------------------------------------------

Average loans outstanding          $ 669,104             $ 523,862            $ 424,891             $ 353,732             $ 276,437
------------------------------------------------------------------------------------------------------------------------------------

Allowance for possible loan losses
 at beginning of period             $ 11,753               $ 9,371              $ 5,596               $ 4,352               $ 4,223

Loans charged off:
   Commercial                            (53)                 (349)                (273)                 (333)                 (130)
   Real estate                          (219)                   (2)                   -                   (41)                  (16)
   Consumer                              (81)                  (79)                (119)                  (26)                  (31)
------------------------------------------------------------------------------------------------------------------------------------
                                        (353)                 (430)                (392)                 (400)                 (177)
------------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously
 charged off:
   Commercial                            214                   162                  170                   143                   116
   Real estate                             -                     -                    -                     7                    20
   Consumer                               37                    15                   14                    10                    11
------------------------------------------------------------------------------------------------------------------------------------
                                         251                   177                  184                   160                   147
------------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                   (102)                 (253)                (208)                 (240)                  (30)

Additions to allowance charged
  to operating expenses                3,584                 2,635                3,983                 1,484                   159
------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan
  losses at end of period           $ 15,235              $ 11,753              $ 9,371               $ 5,596               $ 4,352
====================================================================================================================================

Ratio of net charge-offs to
  average loans outstanding            0.02%                 0.05%                0.05%                 0.07%                 0.01%

Provision of allowance for possible loan
 losses to average loans outstanding   0.54%                 0.50%                0.94%                 0.42%                 0.06%

Allowance for possible loan losses to loans
 net of deferred fees at year end      2.04%                 1.94%                1.98%                 1.41%                 1.39%
------------------------------------------------------------------------------------------------------------------------------------

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and historical loss data. Table Six summarizes the allocation of the allowance for loan losses at December 31, 2002 and 2001.

Table Six:  Allowance for Loan Losses by Loan Category
-----------------------------------------------------------------------------------
                                  December 31, 2002             December 31, 2001
                                  -----------------             -----------------
                                           Percent of                    Percent of
                                           loans in each                 loans in each
                                           category to                   category to
In thousands(except percentages)  Amount   total loans          Amount   total loans
-----------------------------------------------------------------------------------

Commercial                         $ 6,750       30%             $ 7,397       33%
Real estate                          6,874       67%               3,019       64%
Consumer                               209        2%                 305        3%
-----------------------------------------------------------------------------------
Total allocated                     13,833      100%              10,721      100%
Total unallocated                    1,402                         1,032
-----------------------------------------------------------------------------------
   Total                          $ 15,235                      $ 11,753
===================================================================================


Deposits

At December 31, 2002,  deposits were  $826,502,000 up from  $724,862,000 at the end of 2001. The 2002 year-end balances included $10,000,000 in certificates from the State of California as compared to $30,000,000 at the end of 2001. These deposits are placed in the Bank at its request and are secured by pledged investment securities. The deposit growth in 2002, exclusive of the State of California certificates, was $121,640,000 (17.3%). Management believes the large growth in deposits may have been due in part to customers moving money out of the stock market. We do not anticipate that deposits will increase in 2003 at or near the 2002 growth levels and a recovery in the stock market could potentially result in an outflow of deposits.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company's capital position represents the level of capital available to support continued operations and expansion.

Since  October  of 1998 and  through  December  31,  2002,  the Board of
Directors of the Company has authorized three separate plans to repurchase up to 5% (in each plan) of the outstanding shares of the Company's common stock. Purchases are made from time to time, in the open market and are subject to appropriate regulatory and other accounting requirements. The following common share amounts and average prices paid have been adjusted to give effect to all stock dividends and splits through December 31, 2002. In 2002, the Company did not acquire any shares of its common stock. The Company acquired 313,419 shares of its common stock in the open market during 2001, 513,618 in 2000 and 250,835 in 1999 at average prices of approximately $15.31, $11.88 and $10.66 per share, respectively. The Company completed repurchases under the first and second plans in May 2000 and April 2001, respectively. At December 31, 2002, there were 307,894 shares remaining to repurchase under the third plan. These repurchases are made with the intention to lessen the dilutive impact of issuing new shares to meet stock option plans as well as for capital management objectives.

The Company's primary capital resource is shareholders' equity, which increased $12,740,000 or 19.5% from the previous year-end. The ratio of total risk-based capital to risk-adjusted assets was 10.9% at December 31, 2002 compared to 11.1% at December 31, 2001. Tier 1 risk-based capital to risk-adjusted assets was 9.7% at December 31, 2002, compared to 9.9% at December 31, 2001. The capital ratios are slightly lower in 2002 as compared to 2001 as the level of risked-based assets grew at a slightly higher rate than the growth in regulatory capital levels.

Table Seven: Capital Ratios
                                        As of December 31,
                                        -----------------

Central Coast Bancorp                     2002      2001
---------------------                     ----      ----
Tier 1 Capital                             9.7%      9.9%
Total Capital                             10.9%     11.1%
Leverage                                   8.6%      8.4%


See the discussion of capital requirements in "Supervision and Regulation" and in Footnote 13 - Regulatory Matters in the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase faster than the corresponding rate that capital grows through retention of earnings the Company generates in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. Inflation did not have a material effect upon the Company's results of operations during the year 2002.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. The
Company's 2003 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2002 balances.

The following assumptions were used in the modeling activity:
o     Earning asset growth of 6.0% based on ending balances
o     Loan growth of 4.0% based on ending balances
o     Investment and funds sold growth of 22.6% based on ending balances
o     Deposit growth of 8.8% based on ending balances
o     Balance sheet target balances were the same for all rate scenarios

The following table summarizes the effect on net interest income of a +/-200 basis point change in interest rates as measured against a flat rate (no change) scenario.

Table Eight: Interest Rate Risk Simulation of Net Interest Income as of December 31, 2002:
                                   Estimated Impact on
                                   2003 Net Interest
                                         Income
                                         ------
Variation from flat rate scenario     (in thousands)

    +200                                   $4,286
   - 200                                  ($3,747)

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

Table Nine:  Interest  Rate Risk  Simulation  of NII as of December  31, 2002

                                  % Change             $ Change
                                    in NII               in NII
                                 from Current         from Current
                               12 Mo. Horizon       12 Month Horizon
                               --------------       ----------------
                                                     (in thousands)
      + 200bp                      24%                   $8,585
      - 200bp                     (28%)                 ($9,851)

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

As reflected in Table Ten, at December 31, 2002, other than immediately, the cumulative gap indicates an asset sensitive position through all time horizons. This interest rate sensitivity table categorizes interest-bearing transaction deposits and savings deposits as repricing immediately. However, as has been observed through interest rate cycles, the deposit liabilities do not reprice immediately. Consequently, the Bank's net interest income varies as though the Bank is asset sensitive, i.e. as interest rates rise net interest income increases and vice versa.

Table Ten: Interest Rate Sensitivity
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2002
Assets and Liabilities                                         Over three
which Mature or Reprice:                       Next day        months and              Over one
                                              and within         within               and within                Over
(In thousands)                  Immediately  three months       one year              five years             five years     Total
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Investments                         $ 1,306      $ 12,240          $ 8,896               $ 40,914               $ 43,967   $ 107,323
Loans, excluding
   nonaccrual loans
   and overdrafts                    16,709       498,858           49,616                146,951                 31,231     743,365
------------------------------------------------------------------------------------------------------------------------------------
Total                              $ 18,015     $ 511,098         $ 58,512              $ 187,865               $ 75,198   $ 850,688
====================================================================================================================================
Interest bearing
   liabilities:
Interest bearing demand           $ 127,692           $ -              $ -                    $ -                    $ -   $ 127,692
Savings                             181,089             -                -                      -                      -     181,089
Time certificates                         -        77,721          137,516                 40,440                    802     256,479
Other Borrowings                          -            62              280                  2,811                  3,507       6,660
------------------------------------------------------------------------------------------------------------------------------------
Total                             $ 308,781      $ 77,783        $ 137,796               $ 43,251                $ 4,309   $ 571,920
====================================================================================================================================
Interest rate
   sensitivity gap               $ (290,766)    $ 433,315        $ (79,284)             $ 144,614               $ 70,889
Cumulative interest
   rate sensitivity gap          $ (290,766)    $ 142,549         $ 63,265              $ 207,879              $ 278,768
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2001
Interest rate
   sensitivity gap               $ (213,700)    $ 287,399        $ (85,838)             $ 135,009              $ 118,479
Cumulative interest
   rate sensitivity gap          $ (213,700)     $ 73,699        $ (12,139)             $ 122,870              $ 241,349
------------------------------------------------------------------------------------------------------------------------------------

Liquidity

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2002, were approximately $186,982,000 and $5,169,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco ("FHLB-SF") and sellable SBA loans. On December 31, 2002, consolidated liquid assets totaled $74.4 million or 8.1% of total assets as compared to $110.0 million or 13.7% of total consolidated assets on December 31, 2001. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks and has several agreements in place for obtaining brokered certificates of deposit. At December 31, 2002, the Bank had $76,944,000 available under the credit lines and by policy could have negotiated for up to $89,000,000 in brokered CD's. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is affected by portfolio maturities as well as the effect interest rate fluctuations have on the market values of both assets and liabilities. The Bank holds all of its investment securities in the available-for-sale category. This enables the Bank to sell any of its unpledged securities to meet liquidity needs. In periods of rising interest rates, such as experienced throughout most of 1999 and the first half of 2000, bond prices decreased, which resulted in large unrealized losses within the Bank's investment portfolio. Unrealized losses limit the Bank's ability to sell these securities to provide liquidity without realizing those losses. As a means for providing liquidity from the investment portfolio when there are unrealized losses, the Bank has a master repurchase agreement with a correspondent bank. Such a repurchase agreement allows the Bank to pledge securities as collateral for borrowings to obtain liquidity without having to sell a security at a loss. In a declining interest rate environment such as experienced in 2001 and 2002, as bond prices increase, liquidity is more easily obtained through security sales.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in Table Eleven. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Table Eleven:  Certificates of Deposit in Denominations of $100,000 or More
-----------------------------------------------------------
In thousands                              December 31, 2002
-----------------------------------------------------------
 Three months or less                              $57,625

 Over three months through six months               49,483

 Over six months through twelve months              52,896

 Over twelve months                                 33,687

-----------------------------------------------------------
 Total                                            $193,691
===========================================================

Loan demand also affects the Bank's liquidity position. Table Twelve presents the maturities of loans for the period indicated.

Table Twelve:  Loan Maturities - December 31, 2002
-------------------------------------------------------------------
                                One year
                   One year     through        Over
 In thousands      or less      five years   five years    Total
-------------------------------------------------------------------

  Commercial      $ 131,017     $ 69,366     $ 24,457    $ 224,840

  Real estate -
   construction      64,944        9,270            -       74,214

  Real estate -
    other            61,400      127,855      244,666      433,921

   Consumer           7,089        5,573          752       13,414

-------------------------------------------------------------------
  Total           $ 264,450    $ 212,064    $ 269,875    $ 746,389
-------------------------------------------------------------------

Loans shown above with maturities greater than one year include $281,107,000 of floating interest rate loans and $200,832,000 of fixed rate loans.

The maturity distribution and yields of the investment portfolios (on a taxable equivalent basis) are presented in Table Thirteen:

Table Thirteen:  Securities Maturities and Weighted Average Yields
-------------------------------------------------------------------------------------
                                              December 31, 2002     December 31, 2001
                                                        Weighted             Weighted
                                              Market    Average     Market    Average
In thousands (except percentages)              Value     Yield       Value     Yield
-------------------------------------------------------------------------------------
Available for sale securities:
U.S. Treasury and agency securities
     Maturing within 1 year                      $ 102      1.71%      $ 103     2.27%
     Maturing after 1 year but within 5 years        9      5.63%     47,223     6.21%
     Maturing after 5 years but within 10 years  8,857      3.24%     17,898     4.62%
     Maturing after 10 years                    32,488      6.34%     10,262     6.87%
State & Political Subdivision
     Maturing within 1 year                          -          -          -        -
     Maturing after 1 year but within 5 years    4,017      4.37%      3,823     7.05%
     Maturing after 5 year but within 10 Years  25,277      4.37%     23,151     6.58%
     Maturing after 10 years                    24,698      4.84%     22,867     6.95%
Corporate Debt Securities
     Maturing within 1 year                          -          -          -        -
     Maturing after 10 years                    10,569      2.44%     10,590     3.01%
Other                                            1,306          -      1,236        -
-------------------------------------------------------------------------------------
Total investment securities                  $ 107,323      4.74%  $ 137,153     5.96%
=====================================================================================

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

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating leases. (See Footnote 5 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" for the terms.) These commitments do not significantly impact operating results.

As of December 31, 2002, commitments to extend credit were the only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for freestanding financial derivative instruments such as futures, swaps, options etc., and did not identify any embedded derivatives. Loan and letter of credit commitments increased to $192,151,000 from $170,076,000 at December 31, 2001. The commitments represent 25.8% of total loans at year-end 2002 versus 28.1% a year ago. The majority of the commitments have a maturity of one year or less. Commitments for home equity lines of credit totaling $20,180,000, which have a ten-year maturity, are the single largest category of commitments exceeding a one-year maturity.

Disclosure of Fair Value

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Statements," requires the disclosure of fair value of most financial instruments, whether recognized or not recognized in the financial statements. The intent of presenting the fair values of financial instruments is to depict the market's assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur.

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

At year-end 2002, the fair values calculated on the Bank's assets were 0.3% above the carrying values versus 0.5% under the carrying values at year-end 2001.

Website Access

Information on the Company and its subsidiary Bank may be obtained from the Company's website www.community-bnk.com. Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. Simply select the "Central Coast Bancorp" menu item, then click on the "Central Coast Bancorp SEC Filings" link.

 Other Matters

The terrorist actions on September 11, 2001 and the threat of terror since, and the threat of war with Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is contained in the Market Risk Management section of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 40.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   Page
                                                                   ----
Independent Auditors' Report                                        48
Consolidated Balance Sheets, December 31, 2002 and 2001             49
Consolidated Statements of Income for the years
   ended December 31, 2002, 2001 and 2000                           50
Consolidated Statements of Cash Flows for the years ended
   December 31, 2002, 2001 and 2000                                 51
Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 2002, 2001 and 2000                    52
 Notes  to Consolidated Financial Statements                     53-68

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Central Coast Bancorp:

We have audited the accompanying consolidated balance sheets of Central Coast Bancorp and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central Coast Bancorp and subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE

San Francisco, California
January 22, 2003
(February 28, 2003 as to the effects of the stock dividend described in Note 1)

Consolidated Balance Sheets
Central Coast Bancorp and Subsidiary

-------------------------------------------------------------------------------
December 31,                                        2002             2001
-------------------------------------------------------------------------------

Assets
  Cash and due from banks                        $ 63,915,000     $ 55,245,000
  Federal funds sold                                2,700,000                -
-------------------------------------------------------------------------------
    Total cash and equivalents                     66,615,000       55,245,000

  Available-for-sale securities at fair value     107,323,000      137,153,000

  Loans:
    Commercial                                    224,840,000      199,761,000
    Real estate-construction                       74,214,000       85,314,000
    Real estate-other                             433,921,000      306,622,000
    Consumer                                       13,414,000       15,653,000
    Deferred loan fees, net                        (1,036,000)      (1,050,000)
-------------------------------------------------------------------------------
    Total loans                                   745,353,000      606,300,000
    Allowance for loan losses                     (15,235,000)     (11,753,000)
-------------------------------------------------------------------------------
  Net Loans                                       730,118,000      594,547,000
-------------------------------------------------------------------------------
  Premises and equipment, net                       2,959,000        2,962,000
  Accrued interest receivable and other assets     12,117,000       12,359,000
-------------------------------------------------------------------------------
Total assets                                    $ 919,132,000    $ 802,266,000
===============================================================================
Liabilities and Shareholders' Equity
  Deposits:
    Demand, noninterest bearing                 $ 261,242,000    $ 231,501,000
    Demand, interest bearing                      127,692,000      105,949,000
    Savings                                       181,089,000      122,861,000
    Time                                          256,479,000      264,551,000
-------------------------------------------------------------------------------
  Total deposits                                  826,502,000      724,862,000
  Accrued interest payable and other liabilities   14,554,000       12,068,000
-------------------------------------------------------------------------------
Total liabilities                                 841,056,000      736,930,000
-------------------------------------------------------------------------------
Commitments and contingencies (Notes 5 and 11)
Shareholders' Equity:
  Preferred stock-no par value; authorized
    1,000,000 shares; none outstanding
  Common stock - no par value; authorized
    25,000,000 shares; outstanding: 9,015,675 and
    8,963,780 shares at December 31,2002 and 2001  51,289,000       50,898,000
  Shares held in deferred compensation trust
    (373,810 shares in 2002 and 2001), net of
    deferred obligation                                     -                -
  Retained earnings                                25,383,000       14,855,000
  Accumulated other comprehensive income (loss),
    net of taxes of $994,000 in 2002 and $297,000
    in 2001                                         1,404,000         (417,000)
-------------------------------------------------------------------------------
Total shareholders' equity                         78,076,000       65,336,000
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity      $ 919,132,000    $ 802,266,000
===============================================================================

See notes to Consolidated Financial Statements

Consolidated Statements of Income
Central Coast Bancorp and Subsidiary

-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                     2002                          2001                          2000
-------------------------------------------------------------------------------------------------------------------


Interest Income
   Loans (including fees)                 $ 44,141,000                  $ 43,135,000                  $ 41,405,000
   Investment securities                     6,105,000                     8,205,000                     8,945,000
   Federal funds sold                          255,000                       407,000                     1,065,000
-------------------------------------------------------------------------------------------------------------------
       Total interest income                50,501,000                    51,747,000                    51,415,000
-------------------------------------------------------------------------------------------------------------------
Interest Expense
   Interest on deposits                     13,517,000                    17,926,000                    17,921,000
   Other                                       438,000                       434,000                       369,000
-------------------------------------------------------------------------------------------------------------------
       Total interest expense               13,955,000                    18,360,000                    18,290,000
-------------------------------------------------------------------------------------------------------------------
Net Interest Income                         36,546,000                    33,387,000                    33,125,000
Provision for Loan Losses                   (3,584,000)                   (2,635,000)                   (3,983,000)
-------------------------------------------------------------------------------------------------------------------
Net Interest Income after
   Provision for Loan Losses                32,962,000                    30,752,000                    29,142,000
-------------------------------------------------------------------------------------------------------------------

Noninterest Income
   Service charges on deposits               2,342,000                     1,924,000                     1,749,000
   Other income                              1,323,000                     1,205,000                       684,000
-------------------------------------------------------------------------------------------------------------------
      Total noninterest income               3,665,000                     3,129,000                     2,433,000
-------------------------------------------------------------------------------------------------------------------

Noninterest Expenses
   Salaries and benefits                    12,129,000                    11,619,000                    10,081,000
   Occupancy                                 1,997,000                     1,642,000                     1,479,000
   Furniture and equipment                   1,802,000                     1,833,000                     1,702,000
   Other                                     4,568,000                     4,129,000                     4,146,000
-------------------------------------------------------------------------------------------------------------------
     Total noninterest expenses             20,496,000                    19,223,000                    17,408,000
-------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes    16,131,000                    14,658,000                    14,167,000
Provision for Income Taxes                   5,603,000                     5,149,000                     5,241,000
-------------------------------------------------------------------------------------------------------------------
       Net Income                         $ 10,528,000                   $ 9,509,000                   $ 8,926,000
===================================================================================================================

Basic Earnings per Share                        $ 1.06                        $ 0.95                        $ 0.85
Diluted Earnings per Share                      $ 1.02                        $ 0.92                        $ 0.83
===================================================================================================================

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Central Coast Bancorp and Subsidiary

----------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                              2002                        2001                       2000
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operations:
   Net income                                                 $ 10,528,000                 $ 9,509,000                $ 8,926,000
   Reconciliation of net income to net cash provided
   by operating activities:
     Provision for loan losses                                   3,584,000                   2,635,000                  3,983,000
     Depreciation                                                1,272,000                   1,361,000                  1,266,000
     Amortization and accretion                                    782,000                     665,000                      8,000
     Provision for deferred income taxes                        (1,589,000)                 (1,260,000)                (1,852,000)
     Loss (gain) on sale of securities                            (102,000)                   (168,000)                   194,000
     Net loss on sale of equipment                                  17,000                      23,000                     19,000
     Gain on other real estate owned                               (79,000)                     (4,000)                   (67,000)
   Decrease (increase) in accrued interest receivable
    and other assets                                              (308,000)                    164,000                  1,077,000
   Increase (decrease) in accrued interest
    payable and other liabilities                                 (920,000)                 (2,420,000)                 3,492,000
   (Decrease) increase in deferred loan fees                       (14,000)                    304,000                     25,000
----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operations                          13,171,000                  10,809,000                 17,071,000
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Proceeds from maturities of available-for-sale securities   119,594,000                  46,672,000                 70,751,000
   Proceeds from sale of available-for-sale securities          16,714,000                  77,962,000                 19,806,000
   Purchase of available-for-sale securities                  (103,788,000)               (108,665,000)               (91,174,000)
   Net change in loans held for sale                                     -                           -                          -
   Net increase in loans                                      (139,141,000)               (133,462,000)               (78,031,000)
   Proceeds from sale of other real estate owned                   670,000                     199,000                          -
   Proceeds from sale of equipment                                       -                           -                          -
   Purchases of equipment                                       (1,286,000)                   (611,000)                (1,132,000)
----------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                  (107,237,000)               (117,905,000)               (79,780,000)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net increase in deposit accounts                            101,640,000                  91,652,000                115,021,000
   Net increase (decrease) in other borrowings                   3,575,000                     935,000                (11,744,000)
   Cash received for stock options exercised                       221,000                     119,000                     76,000
   Cash paid for shares repurchased                                      -                  (4,857,000)                (6,111,000)
----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities               105,436,000                  87,849,000                 97,242,000
----------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents               11,370,000                 (19,247,000)                34,533,000
Cash and equivalents, beginning of year                         55,245,000                  74,492,000                 39,959,000
----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                             $ 66,615,000                $ 55,245,000               $ 74,492,000
==================================================================================================================================
Noncash Investing and Financing Activities:

The Company obtained $591,000 of real estate (OREO) in 2002 in connection with foreclosures of delinquent loans
(none in 2001 or 2000).  In 2002, 2001 and 2000 stock option exercises and stock repurchases totaling  $263,000,
$84,000 and $20,000, respectively were performed through a "stock for stock" exercise under the Company's stock option and deferred compensation plans (see Note 9).
----------------------------------------------------------------------------------------------------------------------------------
Other Cash Flow Information:
   Interest paid                                              $ 14,491,000                $ 18,695,000               $ 17,121,000
   Income taxes paid                                             6,962,000                   8,203,000                  5,970,000
==================================================================================================================================

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity
Central Coast Bancorp and Subsidiary

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated Other
 Years Ended December 31,                         Common Stock                  Retained         Comprehensive
 2002, 2001 and 2000                          Shares           Amount           Earnings         Income (Loss)            Total
-----------------------------------------------------------------------------------------------------------------------------------
 Balances, January 1, 2000                     8,050,321      $ 40,223,000       $ 17,784,000       $ (4,702,000)     $ 53,305,000
    Net income                                         -                 -          8,926,000                  -         8,926,000
    Changes in unrealized gains/losses
       on securities available for sale,
       net of taxes of $2,449,000                      -                 -                  -          3,526,000         3,526,000
    Reclassification adjustment for
       losses included in income,
       net of taxes of $80,000                         -                 -                  -            114,000           114,000
                                                                                                                  -----------------
    Total comprehensive income                                                                                          12,566,000
                                                                                                                  -----------------
    10% stock dividend                           805,033        10,266,000        (10,266,000)                 -                 -
    Stock options exercised                       16,248            96,000                  -                  -            96,000
    Shares repurchased                          (469,104)       (6,131,000)                 -                  -        (6,131,000)
    Tax benefit of stock options exercised             -            18,000                  -                  -            18,000
-----------------------------------------------------------------------------------------------------------------------------------
 Balances, December 31, 2000                   8,402,498        44,472,000         16,444,000         (1,062,000)       59,854,000
    Net income                                         -                 -          9,509,000                  -         9,509,000
    Changes in unrealized gains/losses
       on securities available for sale,
       net of taxes of $511,000                        -                 -                  -            744,000           744,000
    Reclassification adjustment for
       gains included in income,
       net of taxes of $69,000                         -                 -                  -            (99,000)          (99,000)
                                                                                                                  -----------------
    Total comprehensive income                                                                                          10,154,000
                                                                                                                  -----------------
    10% stock dividend                           836,410        11,098,000        (11,098,000)                 -                 -
    Stock options exercised                       38,291           203,000                  -                  -           203,000
    Shares repurchased                          (313,419)       (4,940,000)                 -                  -        (4,940,000)
    Tax benefit of stock options exercised             -            65,000                  -                  -            65,000
-----------------------------------------------------------------------------------------------------------------------------------
 Balances, December 31, 2001                   8,963,780        50,898,000         14,855,000           (417,000)       65,336,000
    Net income                                         -                 -         10,528,000                  -        10,528,000
    Changes in unrealized gains/losses
       on securities available for sale,
       net of taxes of $1,334,000                      -                 -                  -          1,881,000         1,881,000
    Reclassification adjustment for
       gains included in income,
       net of taxes of $42,000                         -                 -                  -            (60,000)          (60,000)
                                                                                                                  -----------------
    Total comprehensive income                                                                                          12,349,000
                                                                                                                  -----------------
    Stock options exercised                       51,895           221,000                  -                  -           221,000
    Tax benefit of stock options exercised             -           170,000                  -                  -           170,000
-----------------------------------------------------------------------------------------------------------------------------------
 Balances, December 31, 2002                   9,015,675      $ 51,289,000       $ 25,383,000        $ 1,404,000      $ 78,076,000
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
Central Coast Bancorp and Subsidiary
Years ended December 31, 2002, 2001 and 2000

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

Community Bank of Central California operates eleven full service branch offices in Monterey, Santa Clara, Santa Cruz and San Benito Counties, serving small and medium sized business customers, as well as individuals. The Bank focuses on business loans and deposit services to customers throughout its service area.

Basis of presentation - Stock dividend. On January 27, 2003 the Board of Directors declared a 10% stock dividend, which was distributed on February 28, 2003, to shareholders of record as of February 14, 2003. All earnings per share data and share data related to the stock option information have been retroactively adjusted to reflect the stock dividend.

Cash and Cash Equivalents consist of cash on hand, amounts due from banks and Federal funds sold.

Investment securities are classified at the time of purchase into one of three categories: held-to-maturity, trading or available-for-sale. Investment securities classified as "held-to-maturity" are measured at amortized cost based on the Company's positive intent and ability to hold such securities to maturity. "Trading securities" are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as "available-for-sale" and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Accretion of discounts and amortization of premiums arising at acquisition are included in income using methods approximating the effective interest method. Gains and losses on sales of investments, if any, are determined on a specific identification basis. At December 31, 2002 and 2001 all of the Company's investments were classified as available-for-sale.

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

Other  borrowed  funds consist of  $6,660,000  borrowed from the Federal
Home  Loan  Bank   collateralized  by  certain  real  estate  loans  and
investment securities.

Stock compensation. The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting
Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as the Company's stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, four years following vesting for 2002, 2001 and 2000; average stock volatility of 16.0% for 2002, 15.6% for 2001 and 15.3% for 2000; risk free interest rates ranging from 2.92% to 6.57% for 2002, 4.14% to 6.57% for 2001, and
4.52% to 6.57% for 2000; and no dividends during the expected term for 2002, 2001 and 2000. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 is as follows.

--------------------------------------------------------------------------------------------
Years Ended December 31,                                2002          2001          2000
--------------------------------------------------------------------------------------------

Net Income - As Reported                           $ 10,528,000   $ 9,509,000   $ 8,926,000

Compensation expense from amortization of fair
  value of stock awards, net of taxes of $64,000,
  $121,000 and $260,000 in 2002,  2001 and 2000         (86,000)     (176,000)     (377,000)
--------------------------------------------------------------------------------------------
Pro Forma Net Income                               $ 10,442,000   $ 9,333,000   $ 8,549,000
============================================================================================

Basic Earnings per Share - As Reported                   $ 1.06        $ 0.95        $ 0.85
Pro Forma Basic Earnings per Share                       $ 1.06        $ 0.94        $ 0.82
Diluted Earnings per Share - As Reported                 $ 1.02        $ 0.92        $ 0.83
Pro Forma Diluted Earnings per Share                     $ 1.01        $ 0.90        $ 0.80
============================================================================================

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

Derivative Instruments and hedging activities. The Company did not enter into freestanding derivative contracts and was not involved in any hedging activities and did not identify any embedded derivatives requiring bifurcation and separate valuation during 2002, 2001 or 2000.

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

Recently issued accounting pronouncements. Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" which addresses the elimination of pooling accounting treatment in business combinations and the financial accounting and reporting for acquired goodwill and other intangible assets at acquisition and SFAS No.142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No.141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. The adoption of these statements did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And
Transactions". SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

 Effective April 1, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds and amends these statements to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions including clarification that gains or losses from normal extinguishments of debt need not be classified as extraordinary items. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Effective October 1, 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No.9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible
Assets". This Statement is effective for acquisitions on or after October 1, 2002 with earlier application permitted for the transition provisions for previously recorded unidentifiable intangible assets. The adoption of SFAS No. 147 did not have a material effect on the Company's financial position, results of operations, or cash flows.


Effective December 31, 2002 the Company adopted SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No, 123", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of No. 123 to require prominent disclosures in both annual and interim financial statements within the Significant Accounting Policies footnote about the method of accounting for stock-based employee compensation and the effect of the method used (intrinsic value or fair value) on reported results. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and presents the required disclosures in accordance with SFAS No. 123 as amended by SFAS No. 148. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position, results of operations, or cash flows.

Note 2. Cash and Due from Banks. The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. At December 31, 2002 the Company maintained reserves of approximately $1,609,000 in the form of vault cash and balances at the Federal Reserve to satisfy regulatory requirements.

Note 3. Securities. The Company's investment securities portfolio as of December 31, 2002 and 2001 consisted of the following:

-------------------------------------------------------------------------------------
                                        Amortized  Unrealized Unrealized    Market
In thousands                               Cost       Gain       Loss       Value
-------------------------------------------------------------------------------------
December 31, 2002
Available for sale securities:
U.S. Treasury and Agency Securities       $ 40,027    $ 1,429         $ -   $ 41,456
State & Political Subdivision               52,045      1,985          38     53,992
Corporate Debt Securities                   11,547          -         978     10,569
Other                                        1,306          -           -      1,306
-------------------------------------------------------------------------------------
Total investment securities              $ 104,925    $ 3,414     $ 1,016  $ 107,323
=====================================================================================
December 31, 2001
Available for sale securities:
U.S. Treasury and Agency Securities       $ 74,578      $ 961        $ 53   $ 75,486
State & Political Subdivision               50,523        186         868     49,841
Corporate Debt Securities                   11,530          -         940     10,590
Other                                        1,236          -           -      1,236
-------------------------------------------------------------------------------------
Total investment securities              $ 137,867    $ 1,147     $ 1,861  $ 137,153
=====================================================================================

The amortized cost and estimated fair value of debt securities at December 31, 2002, based on projected average life, are shown in the next table. Projected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

----------------------------------------------------------------------------
                                                     Amortized    Market
In thousands                                            Cost       Value
----------------------------------------------------------------------------
Available for sale securities:
     Maturing within 1 year                               $ 102       $ 102
     Maturing after 1 year but within 5 years             3,907       4,026
     Maturing after 5 years but within 10 years          33,280      34,134
     Maturing after 10 years                             66,330      67,755
     Other                                                1,306       1,306
----------------------------------------------------------------------------
Total investment securities                           $ 104,925   $ 107,323
============================================================================

At December 31, 2002 and 2001, securities with a market value of $90,952,000 and $120,472,000 were pledged as collateral for deposits of public funds and other purposes as required by law or contract.

In 2002, security sales resulted in gross realized losses of $23,000 and gross realized gains of $125,000. In 2001, security sales resulted in gross realized losses of $26,000 and gross realized gains of $194,000. In 2000, such sales resulted in gross realized losses of $194,000 and no gross realized gains.

Note 4. Loans and allowance for loan losses. The Company's business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, the ultimate recovery of which is generally dependent on the successful operation, sale or refinancing of real estate, totaling approximately $571,000,000. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, appropriate reserves for losses are provided. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

The activity in the allowance for loan losses is summarized as follows:

----------------------------------------------------------------------
In thousands                       2002           2001           2000
----------------------------------------------------------------------
   Balance, beginning of year  $ 11,753       $  9,371       $  5,596
   Provision charged to
    expense                       3,584          2,635          3,983
   Loans charged off               (353)          (430)          (392)
   Recoveries                       251            177            184
----------------------------------------------------------------------
   Balance, end of year        $ 15,235       $ 11,753       $  9,371
======================================================================

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

Management believes that the allowance for loan losses at December 31, 2002 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Non-performing loans at December 31 are summarized below:

----------------------------------------------------------------------
In thousands                                   2002              2001
----------------------------------------------------------------------
Past due 90 days or more and still accruing:
   Real estate                                  $ -              $ 68
   Commercial                                     -                 -
   Consumer and other                             5                12
----------------------------------------------------------------------
                                                  5                80
----------------------------------------------------------------------
Nonaccrual:
   Real estate                                  598               592
   Commercial                                   272               702
   Consumer and other                             -                 -
----------------------------------------------------------------------
                                                870             1,294
----------------------------------------------------------------------
Restructured (in compliance with modified
   terms) - Commercial                          933               955
----------------------------------------------------------------------
Total nonperforming loans                   $ 1,808           $ 2,329
======================================================================

Interest due but excluded from interest income on nonaccrual loans was approximately $24,000, $45,000 and $64,000 in 2002, 2001 and 2000
respectively. In 2002 and 2001, interest income recognized from payments received on nonaccrual loans was $40,000 and $69,000, respectively (none was recognized in 2000).

At December 31, 2002, the recorded investment in loans that are considered impaired under SFAS No. 114 was $2,618,000 of which $870,000 are included as nonaccrual loans above, and $933,000 are included  as  restructured  loans  above.  At  December  31,  2001,  the recorded investment in loans that was considered impaired under SFAS No. 114 was $2,418,000 of which $1,294,000 are included as nonaccrual loans above, and $955,000 are included as restructured loans above. Such impaired loans had valuation allowances totaling $1,165,000 and $536,000, in 2002 and 2001, respectively, based on the estimated fair values of the collateral. The average recorded investment in impaired loans during 2002 and 2001 was $2,338,000 and $2,638,000, respectively. The Company recognized interest income on impaired loans of $143,000, $191,000 and $161,000 in 2002, 2001 and 2000,
respectively (including interest income of $66,000 in 2002 and $98,000 in both 2001 and 2000 on restructured loans). At December 31, 2002, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The Company held no real estate acquired by foreclosure at December 31, 2002 or 2001.

Note 5. Premises and equipment. Premises and equipment owned by the Company at December 31 are summarized as follows:

---------------------------------------------------------------------
In thousands                                     2002           2001
---------------------------------------------------------------------
Land                                          $   121        $   121
Building                                          265            265
Furniture and equipment                         7,175          6,606
Leasehold improvement                           2,685          2,460
---------------------------------------------------------------------
                                               10,246          9,452
Accumulated depreciation and amortization      (7,287)        (6,490)
---------------------------------------------------------------------
Premises and equipment, net                   $ 2,959        $ 2,962
=====================================================================

The Company also leases facilities under agreements that expire in March 2003 through October 2009 with options to extend for five to twenty years. These include two facilities leased from shareholders at terms and conditions which management believes are consistent with the market. Rental rates are adjusted annually for changes in certain economic indices. Rental expense was approximately $793,000, $675,000 and $634,000, including rent expense to shareholders of $130,000, $133,000 and $122,000 in 2002, 2001 and 2000 respectively. The minimum annual rental commitments under these leases, including the remaining rental commitment under the leases to shareholders are as follows:

---------------------------------------------------------------------
                                                           Operating
In thousands                                                Leases
---------------------------------------------------------------------
         2003                                                $   969
         2004                                                    923
         2005                                                    808
         2006                                                    675
         2007                                                    446
   Thereafter                                                    326
---------------------------------------------------------------------
Total                                                        $ 4,147
=====================================================================

Note 6. Income Taxes.  The provision for income taxes is as follows:

---------------------------------------------------------------------
In thousands                        2002          2001          2000
---------------------------------------------------------------------
   Current:
     Federal                    $  5,063     $   4,577     $   5,160
     State                         2,129         1,832         1,933
---------------------------------------------------------------------
     Total                         7,192         6,409         7,093
---------------------------------------------------------------------
   Deferred:
     Federal                     (1,120)         (950)       (1,432)
     State                         (469)         (310)         (420)
---------------------------------------------------------------------
     Total                       (1,589)       (1,260)       (1,852)
---------------------------------------------------------------------
   Total                        $ 5,603     $   5,149     $   5,241
=====================================================================


A reconciliation of the Federal income tax rate to the effective tax rate is as follows:

---------------------------------------------------------------------

                                        2002       2001       2000
---------------------------------------------------------------------
   Statutory Federal income tax rate    35.0%       35.0%      35.0%
   State income taxes (net of
     Federal income tax benefit)         6.8%        6.9%       7.1%
   Tax exempt interest income           (6.7%)      (6.4%)     (5.0%)
   Other                                (0.4%)      (0.4%)     (0.1%)
---------------------------------------------------------------------
   Effective tax rate                   34.7%       35.1%      37.0%
=====================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:

---------------------------------------------------------------------
In thousands                                  2002            2001
---------------------------------------------------------------------
Deferred tax assets:
   Provision for loan losses                 $ 6,831         $ 5,206
   Unrealized (gain) loss on available
    for sale securities                         (994)            297
   Salary continuation plan                      862             755
   Depreciation and amortization                 108             209
   State income taxes                             52             127
   Excess serving rights                          10              12
   Interest on nonaccrual loans                   18              20
   Other                                         240             203
---------------------------------------------------------------------
Net deferred tax asset                       $ 7,127         $ 6,829
=====================================================================

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

Note 7. Other Noninterest Expense. Other expense for the years ended December 31, 2002, 2001 and 2000 consists of the following:

---------------------------------------------------------------------
In thousands                      2002          2001          2000
---------------------------------------------------------------------
   Marketing                     $   565       $   473       $   644
   Professional fees                 540           457           430
   Customer expenses                 526           525           413
   Stationary and supplies           370           372           377
   Data processing                   268           272           314
   Amortization of intangibles       257           257           257
   Shareholder and director          245           229           253
   Dues and assessments              245           177           179
   Insurance                         226           216           216
   Other                           1,326         1,151         1,063
---------------------------------------------------------------------
Total                            $ 4,568       $ 4,129       $ 4,146
=====================================================================

Note 8. Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period, as adjusted to give effect to all stock splits and dividends. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock. There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows:

-----------------------------------------------------------------------------------------
In thousands (expect per share data)               2002          2001          2000
-----------------------------------------------------------------------------------------
Basic Earnings Per Share
Net income                                          $ 10,528       $ 9,509       $ 8,926
Weighted average common shares outstanding             9,898         9,951        10,467
                                               ------------------------------------------
   Basic earnings per share                           $ 1.06        $ 0.95        $ 0.85
=========================================================================================

Diluted Earnings Per Share
Net Income                                          $ 10,528       $ 9,509       $ 8,926
Weighted average common shares outstanding             9,898         9,951        10,467
Dilutive effect of outstanding options                   460           433           309
                                               ------------------------------------------
   Weighted average common shares
   outstanding - Diluted                              10,358        10,384        10,776
                                               ------------------------------------------
   Diluted earnings per share                         $ 1.02        $ 0.92        $ 0.83
=========================================================================================

Note 9. Employee Benefit Plans. The Company has two stock option plans under which incentive stock options or nonqualified stock options may be granted to certain key employees or directors to purchase shares of common stock. All stock option information has been adjusted to give effect to all stock splits and dividends. Options are granted at a price not less than the fair market value of the common stock on the date of grant. Options vest over various periods not in excess of ten years from date of grant and expire not more than ten years from date of grant. The weighted average value of options granted in 2002, 2001 and 2000 was $4.77, $4.50 and $3.84 per share, respectively. As of December 31, 2002, 1,922,075 shares are available for future grants under the plans.

Activity under the stock option plans is as follows:
--------------------------------------------------------------------

                                                             Weighted
                                                             Average
                                                             Exercise
                                                 Shares      Price
--------------------------------------------------------------------
   Balances, January 1, 2000
    818,084 exercisable at a weighted average
    exercise price of $5.50                      932,643      $5.94
     Granted (weighted average fair value $3.84
     per share)                                  265,064      10.64
     Expired                                      (9,075)     10.58
     Exercised                                   (19,658)      4.85
--------------------------------------------------------------------
   Balances, December 31, 2000
    862,524 exercisable at a weighted average
    exercise price of $5.76                    1,168,974       7.00
     Granted (weighted average fair value $4.50
     per share)                                    5,500      14.44
     Exercised                                   (48,164)      4.23
--------------------------------------------------------------------
   Balances, December 31, 2001
    937,230 exercisable at a weighted average
    exercise price of $6.44                    1,126,310       5.27
     Granted (weighted average fair value $4.77
     per share)                                   11,000      18.05
     Expired                                      (2,521)     14.55
     Exercised                                   (71,785)      5.28
--------------------------------------------------------------------
   Balances, December 31, 2002
    963,764 exercisable at a weighted average
    exercise price of $6.85                    1,063,004      $6.72
--------------------------------------------------------------------

Additional information regarding options outstanding as of December 31, 2002 is as follows:
---------------------------------------------------------------------
                      Options Outstanding         Options Exercisable
                      -------------------         -------------------
                         Weighted Average
                            Remaining  Weighted             Weighted
                           Contractual  Average              Average
    Range of      Number      Life     Exercise    Number   Exercise
Exercise Prices Outstanding  (years)     Price   Exercisable  Price
---------------------------------------------------------------------
 $3.71 -  4.84    230,253      2.4       $3.89     230,253     $3.89
  5.90 -  5.97    433,454      3.9        5.92     433,454      5.92
  9.25 - 11.90    382,797      6.6       10.47     298,223     10.42
 14.45 - 16.08     16,500      9.4       16.33       1,834     14.45
---------------------------------------------------------------------
  3.71 - 16.08  1,063,004      4.6       $7.34     963,764     $6.85
=====================================================================

401(k) Savings Plan

The Company has a 401(k) Savings Plan under which eligible employees may elect to make tax deferred contributions from their annual salary, to a maximum established annually by the IRS. The Company matches 25% of the employees' contributions. The Company may make additional contributions to the plan at the discretion of the Board of Directors. All employees meeting age and service requirements are eligible to participate in the Plan. Company contributions vest after 3 years of service. Company contributions during 2002, 2001 and 2000 which are funded currently, totaled $134,000, $129,000 and $114,000, respectively.

Salary Continuation Plan

The Company has a salary continuation plan for three officers, which provides for a stated retirement benefit for each participant upon reaching age 63. The Company accrues such post-retirement benefits over the vesting periods (of five or ten years) based on a discount rate of 7.5%. In the event of a change in control of the Company, the officers' benefits will fully vest. The Company recorded compensation expense of $101,000, $94,000 and $292,000 in 2002, 2001 and 2000.
Accrued compensation payable under the salary continuation plan totaled $1,335,000 and $1,233,000 at December 31, 2002 and 2001.

Deferred Compensation Plan

The Company has a deferred compensation plan for the benefit of the Board of Directors and certain officers. In addition to the deferral of compensation, the plan allows participants the opportunity to defer taxable income derived from the exercise of stock options. The participant's may, after making an election to defer receipt of the option shares for a specified period of time, use a "stock-for-stock" exercise to tender to the Company mature shares with a fair value equal to the exercise price of the stock options exercised. The Company simultaneously delivers new shares to the participant equal to the value of shares surrendered and the remaining shares under option are placed in a trust administered by a third- party trust company, to be distributed in accordance with the terms of each participant's election to defer. During 2002, 2001 and 2000 no shares were tendered under the plan. At December 31, 2002, 373,810 shares (with a fair value of approximately $7,386,000) were held in the Deferred Compensation Trust.

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

---------------------------------------------------------------------
                         December 31, 2002         December 31, 2001
                        Carrying    Estimated     Carrying   Estimated
In thousands             Amount    Fair Value      Amount   Fair Value
---------------------------------------------------------------------
Financial Assets
Cash and equivalents     $ 66,615   $ 66,615      $ 55,245  $ 55,245
Securities                107,323    107,323       137,153   137,153
Loans, net                730,118    733,124       594,547   598,475

Financial Liabilities
Demand deposits           388,934    388,934       337,450   337,450
Time Deposits             256,479    259,233       264,551   267,362
Savings                   181,089    181,089       122,861   122,861
Other borrowings            9,716      9,716         6,141     6,141
---------------------------------------------------------------------

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

Certain adjustable rate loans have been valued at their carrying values, if no significant changes in credit standing have occurred since origination and the interest rate adjustment characteristics of the loan effectively adjust the interest rate to maintain a market rate of return. For adjustable rate loans, which have had changes in credit quality, appropriate adjustments to the fair value of the loans are made.

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

Off-balance sheet instruments - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair values of such off-balance sheet instruments were not significant at December 31, 2002 and 2001, therefore, have not been included in the table above.

Note 11. Commitments and Contingencies. The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advise of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements.

In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including loan commitments of approximately $186,982,000 and $166,386,000 at December 31, 2002 and 2001 and standby letters of credit and financial guarantees of $5,169,000 and $3,690,000 at December 31, 2002 and 2001. The Bank does not anticipate any losses as a result of these commitments.

Approximately $30,858,000 of loan commitments outstanding at December 31, 2002 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans. Many of these loan commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements.

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

Note 12. Related Party Loans. The Company makes loans to officers and directors and their associates subject to loan committee approval and ratification by the Board of Directors. These transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than normal risk of collectibility. An analysis of changes in related party loans for the year ended December 31, 2002 is as follows:

---------------------------------------------------------------------
Beginning Balance        Additions       Repayments    Ending Balance
---------------------------------------------------------------------
   $4,015,000           $10,172,000      $10,585,000      $3,602,000
=====================================================================

Committed lines of credit, undisbursed loans and standby letters of credit to directors and officers were approximately $3,226,000 and $6,021,000 at December 31, 2002 and 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and a minimum leverage ratio of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2002 that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2002 and 2001, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table shows the Company's and the Bank's actual capital amounts and ratios at December 31, as well as the minimum capital ratios to be categorized as "well capitalized" under the regulatory framework:

------------------------------------------------------------------------------------------------
                                                                              To Be Categorized
                                                                            Well Capitalized Under
                                                            For Capital       Prompt Corrective
                                       Actual           Adequacy Purposes:    Action Provisions:
                                       ------           ------------------    ------------------
                                  Amount        Ratio    Amount        Ratio   Amount    Ratio
------------------------------------------------------------------------------------------------
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
   Company                    $ 86,334,000      10.9% $ 63,321,000       8.0%        N/A
   Community Bank               79,470,000      10.2%   62,607,000       8.0% $ 78,259,000 10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Company                      76,374,000       9.7%   31,660,000       4.0%        N/A
   Community Bank               69,621,000       8.9%   31,304,000       4.0%   46,955,000  6.0%
Tier 1 Capital (to Risk Average Assets)
   Company                      76,374,000       8.6%   35,576,000       4.0%        N/A
   Community Bank               69,621,000       7.9%   35,324,000       4.0%   44,155,000  5.0%
                               -----------------------------------------------------------------

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)
   Company                    $ 73,518,000      11.1% $ 52,971,000       8.0%        N/A
   Community Bank               65,318,000      10.0%   52,202,000       8.0% $ 65,252,000 10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Company                      65,198,000       9.9%   26,486,000       4.0%        N/A
   Community Bank               57,117,000       8.8%   26,101,000       4.0%   39,151,000  6.0%
Tier 1 Capital (to Risk Average Assets)
   Company                      65,198,000       8.4%   30,896,000       4.0%        N/A
   Community Bank               57,117,000       7.5%   30,470,000       4.0%   38,088,000  5.0%
------------------------------------------------------------------------------------------------

The ability of the Company to pay cash dividends in the future will largely depend upon the cash dividends paid to it by its subsidiary Bank. Under State and Federal law regulating banks, cash dividends declared by a Bank in any calendar year generally may not exceed its net income for the preceding three fiscal years, less distributions to the Company, or its retained earnings. Under these provisions, and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $11,480,000 as of December 31, 2002.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Bank is prohibited from lending to the Company unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank is limited to 10% of Bank shareholders' equity, or a maximum of $7,139,000 at December 31, 2002. No such advances were made during 2002 or 2001.

Note 14. Central Coast Bancorp (Parent Company Only)
The condensed financial statements of Central Coast Bancorp follow (in thousands):

Condensed Balance Sheets
------------------------------------------------------------------------
December 31,                                         2002          2001
------------------------------------------------------------------------
Assets:
   Cash - interest bearing account with Bank      $ 2,585         $ 997
   Loans                                            3,936         7,063
   Investment in Bank                              71,322        57,672
   Premises and equipment, net                      1,142         1,174
   Other Assets                                     1,747         1,149
------------------------------------------------------------------------
     Total assets                                $ 80,732       $ 68,055
========================================================================
Liabilities and Shareholders' Equity
   Liabilities                                    $ 2,656       $ 2,719
   Shareholders' Equity                            78,076        65,336
------------------------------------------------------------------------
     Total liabilities and shareholders' equity  $ 80,732       $ 68,055
========================================================================

Condensed Income Statements
-------------------------------------------------------------------------
Years ended December 31,                      2002       2001       2000
-------------------------------------------------------------------------
   Management fees                        $ 10,164    $ 9,888    $ 8,700
   Interest income                             322        109          -
   Other income                                  -          3          -
   Cash dividends received from the Bank         -     10,500      7,000
-------------------------------------------------------------------------
     Total income                           10,486     20,500     15,700
   Operating expenses                       10,162      9,812      9,257
-------------------------------------------------------------------------
   Income before income taxes and equity
      in undistributed net income of Bank      324     10,688      6,443
   Provision (credit) for income taxes          42         66       (206)
   Equity in undistributed
     net income of Bank                     10,246     (1,113)     2,277
-------------------------------------------------------------------------
   Net income                               10,528      9,509      8,926
   Other comprehensive income (loss)         1,821        645      3,640
-------------------------------------------------------------------------
   Total comprehensive income             $ 12,349   $ 10,154   $ 12,566
=========================================================================

Condensed Statements of Cash Flows
---------------------------------------------------------------------
Years ended December 31,                       2002     2001    2000
---------------------------------------------------------------------
Increase (decrease) in cash:
Operations:
   Net income                              $ 10,528  $ 9,509  $ 8,926
   Adjustments to reconcile net
     income to net cash provided
     by operations:
     Equity in undistributed
       net income of Bank                   (10,246)   1,113  (2,277)
     Depreciation                               710      841     778
     Gain on sale of equipment                    8       17       -
     (Increase) decrease in other assets       (181)  (1,324)   (127)
     Increase in liabilities                    107    1,000     380
---------------------------------------------------------------------
     Net cash provided by operations            926   11,156   7,680
---------------------------------------------------------------------
Investing Activities:
   Contribution to subsidiary                (2,000)       -       -
   Net (increase) decrease in loans           3,127   (7,063)      -
   Purchases of equipment                      (686)    (302)   (612)
---------------------------------------------------------------------
     Net cash provided by (used in)
     investing activities                       441   (7,365)   (612)
---------------------------------------------------------------------
Financing Activities:
   Stock repurchases                              -   (4,857) (6,111)
   Stock options exercised                      221      119      94
---------------------------------------------------------------------
     Net cash used in financing activities      221   (4,738) (6,017)
---------------------------------------------------------------------
     Net increase (decrease) in cash          1,588     (947)  1,051
   Cash balance, beginning of year              997    1,944     893
---------------------------------------------------------------------
   Cash balance, end of year                $ 2,585    $ 997  $1,944
=====================================================================

Note 15. Selected Quarterly Information (unaudited)

----------------------------------------------------------------------------------------------------------------
In thousands (except per share data)
                                                 2002                                     2001
Three months ended                Dec.31   Sep.30   June 30   Mar.31       Dec.31    Sep.30  June 30   Mar.31
----------------------------------------------------------------------------------------------------------------

Interest income                   $12,951 $ 13,012  $ 12,631  $ 11,907     $ 12,331 $ 13,052 $ 12,944  $ 13,420
Interest expense                    3,276    3,536     3,518     3,625        3,930    4,681    4,823     4,926
----------------------------------------------------------------------------------------------------------------
Net interest income                 9,675    9,476     9,113     8,282        8,401    8,371    8,121     8,494
Provision for loan losses           1,536      925       900       223        1,680      760       75       120
----------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses         8,139    8,551     8,213     8,059        6,721    7,611    8,046     8,374
Total noninterest income              944      992       962       767          777      927      775       650
Total noninterest expenses          5,429    5,257     5,225     4,585        4,759    4,749    4,776     4,939
----------------------------------------------------------------------------------------------------------------
Income before taxes                 3,654    4,286     3,950     4,241        2,739    3,789    4,045     4,085
Provision for income taxes          1,257    1,438     1,403     1,505          680    1,421    1,522     1,526
----------------------------------------------------------------------------------------------------------------
Net income                        $ 2,397  $ 2,848   $ 2,547   $ 2,736      $ 2,059  $ 2,368  $ 2,523   $ 2,559
================================================================================================================
Per common share:
   Basic earnings per share        $ 0.25   $ 0.29    $ 0.25    $ 0.27       $ 0.21   $ 0.24   $ 0.25    $ 0.25
   Diluted earnings per share        0.24     0.27      0.25      0.26         0.20     0.24     0.24      0.24
----------------------------------------------------------------------------------------------------------------

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.


                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. CONTROLS AND PROCEDURES


Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this annual report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the annual report on Form 10-K we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.


CEO and CFO Certifications. Appearing immediately following the Signatures section of this annual report on Form 10-K there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the annual report on Form 10-K which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.


Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP").


Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this annual report on Form 10-K. In the course of the Controls Evaluation, we sought to identify risks related to data errors, controls problems or acts of fraud and to confirm that appropriate controls were in place to mitigate these risks. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K.


Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Service Providers, by other personnel in our Finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Internal Controls and to make modifications as necessary; our intent in this regard is that the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.


Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the
Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the annual report on Form 10-K. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.


In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this annual report on Form 10-K, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls and Internal Controls (as defined in Exchange Act Rule13a-14(c)) are adequate and effective in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

                                   PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

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

              *(10.4) 1994 Stock  Option  Plan,  as amended and
                      restated,  incorporated  by reference from Exhibit
                      9.9 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on November 15, 1996.

              *(10.5) Form   of   Nonstatutory   Stock   Option
                      Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.3 to Registration Statement on Form S-8, No. 33-89948, filed with Commission on November 15, 1996.

              *(10.6) Form   of    Incentive    Stock    Option
                      Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.4 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on November 15, 1996.

              *(10.7) Form  of  Director   Nonstatutory   Stock
                      Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.5 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on November 15, 1996.

              *(10.8) Form of Bank of  Salinas  Indemnification
                      Agreement for directors and executive officers incorporated by reference from Exhibit 10.9 to Amendment No. 1 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on April 15, 1994.

              *(10.9) 401(k)  Pension and Profit  Sharing  Plan
                      Summary   Plan    Description    incorporated   by
                      reference from Exhibit 10.8 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on March 28, 1994.

             *(10.10) Form of  Executive  Employment  Agreement
                      incorporated by reference from Exhibit 10.13 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

             *(10.11) Form  of  Executive  Salary  Continuation
                      Agreement  incorporated  by reference from Exhibit
                      10.14 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

             *(10.12) Form   of    Indemnification    Agreement
                      incorporated by reference from Exhibit D to the Proxy Statement filed with the Commission on September 3, 1996, in connection with Registrant's 1996 Annual Shareholders' Meeting held on September 23, 1996.

              (10.13) Purchase  and  Assumption  Agreement  for
                      the Acquisition of Wells Fargo Bank Branches incorporated by reference from Exhibit 10.17 to the Registrant's 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

              (10.14) Lease   agreement   dated   November  27,  2001
                      related to 491 Tres Pinos Road, Hollister, California incorporated by reference from Exhibit
                      10.17 to the Registrant's 2001 Annual Report on Form 10-K filed with the Commission on March 26, 2002.

              (10.15) Lease   agreement  dated  February  11,  2002,
                      related to 761 First Street, Gilroy, California incorporated by reference from Exhibit 10.18 to the Registrant's 2001 Annual Report on Form 10-K filed with the Commission on March 26, 2002.

              (10.16) Lease   agreement  dated  November  18,  2002,
                      related to 439 Alvarado Street, Monterey.

               (21.1) The   Registrant's   only  subsidiary  is  its  wholly
                      owned subsidiary, Community Bank of Central California.

               (23.1) Independent Auditors' Consent

               (99.1) Certification of Chief Executive Officer and Chief
                      Financial Officer pursuant to Section 906 the Sarbanes-Oxley Act of 2002

                     *Denotes management  contracts,  compensatory plans
                      or arrangements.

            (b) Reports on Form 8-K. A current report on Form 8-K was filed with the Commission on January 22, 2003, reporting a press release dated January 22, 2003 regarding the Company's operating results for the quarter and year ended December 31, 2002, and a second report on Form 8-K was filed with the Commission on January 28, 2003, reporting a press release dated January 28, 2003 regarding the Company's 10% stock dividend declared on January 27, 2003.

An Annual Report for the fiscal year ended December 31, 2002, and Notice of Annual Meeting and Proxy Statement for the Company's 2003 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                             SIGNATURES
Pursuant to the requirements of Section 13 or 14(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
             CENTRAL COAST BANCORP

Date: March 20, 2003      By:    /s/ NICK VENTIMIGLIA
                            --------------------------------------
                           Nick Ventimiglia, Chief Executive
                           Officer (Principal Executive Officer)

Date: March 20, 2003      By:   /s/ ROBERT STANBERRY
                             --------------------------------------
                           Robert Stanberry, Chief Financial Officer
                           (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

 Signature                      Title                     Date
 ---------                      -----                     ----


/s/ C. EDWARD BOUTONNET        Director                  3/20/03
-----------------------
(C. Edward Boutonnet)

                               Director                  3/20/03
-----------------------
(Bradford G. Crandall)

/s/ ALFRED P. GLOVER           Director                  3/20/03
-----------------------
(Alfred P. Glover)

/s/ MICHAEL T. LAPSYS          Director                  3/20/03
-----------------------
(Michael T. Lapsys)

/s/ ROBERT M. MRAULE           Director                  3/20/03
-----------------------
(Robert M. Mraule)

/s/ DUNCAN L. MCCARTER         Director                  3/20/03
-----------------------
(Duncan L. McCarter)

/s/ LOUIS A. SOUZA             Director                  3/20/03
-----------------------
(Louis A. Souza)

/s/ MOSE E. THOMAS             Director                  3/20/03
-----------------------
(Mose E. Thomas)

/s/ NICK VENTIMIGLIA           Chairman and CEO          3/20/03
-----------------------
(Nick Ventimiglia)



 CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nick Ventimiglia, certify that:

1.    I have  reviewed  this annual report on Form 10-K of Central Coast
Bancorp.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      (a) all  significant  deficiencies  in the design or  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003      /s/NICK VENTIMIGLIA
                          -----------------------
                          Nick Ventimiglia, Chief Executive Officer



I, Robert M. Stanberry, certify that:

1.    I have  reviewed  this annual report on Form 10-K of Central Coast
Bancorp.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      (a) all  significant  deficiencies  in the design or  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003      /s/  ROBERT STANBERRY
                          -----------------------
                           Robert M Stanberry, Senior Vice President and Chief Financial Officer

                         EXHIBIT INDEX


Exhibit                                            Sequential
Number                    Description             Page Number
------                    -----------             -----------


 10.16      Lease agreement dated November 18,
            2002, related to 439 Alvarado Street,
            Monterey, California                        79


 23.1       Independent auditors'consent               124


 99.1       Certification of Chief Executive Officer
            and Chief Financial Officer pursuant to
            Section 906 the Sarbanes-Oxley Act of
            2002                                       125