Form 10-Q
period 2003-03-31
CENTRAL COAST BANCORP
filed 2003-05-12
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from to .

Commission file number 0-25418

CENTRAL COAST BANCORP
(Exact name of registrant as specified in its charter)

California	77-0367061
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

301 Main Street, Salinas, California	93901
(Address of principal executive offices)	(Zip Code)

(831) 422-6642
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: ☐

No par value Common Stock - 9,918,376 shares outstanding at May 8, 2003.

PART I - FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS: CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March	31,	December	31,
In thousands (except share data)	2003		2002

Assets
Cash and due from banks	$ 48,108		$ 63,915
Federal funds sold	72,000		2,700

Total cash and equivalents	120,108		66,615

Available-for-sale securities at fair value (amortized cost of $93,484	96,241		107,323
at March 31, 2003 and $104,925 at December 31, 2002)

Loans:
Commercial	213,488		224,840
Real estate-construction	57,598		74,214
Real estate-other	435,645		433,921
Consumer	12,928		13,414
Deferred loan fees, net	(996)		(1,036)

Total loans	718,663		745,353
Allowance for loan losses	(15,304)		(15,235)

Net Loans	703,359		730,118

Premises and equipment, net	3,063		2,959
Accrued interest receivable and other assets	11,895		12,117

Total assets	$ 934,666		$ 919,132

Liabilities and Shareholders' Equity
Deposits:
Demand, noninterest bearing	$ 214,249		$ 261,242
Demand, interest bearing	125,679		127,692
Savings	208,113		181,089
Time	292,720		256,479

Total Deposits	840,761		826,502
Accrued interest payable and other liabilities	12,650		14,554

Total liabilities	853,411		841,056

Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock - no par value; authorized 1,000,000 shares; none outstanding
Common stock - no par value; authorized 25,000,000 shares; issued and outstanding: 9,917,241 shares at March 31, 2003
and 9,015,675 shares at December 31, 2002	51,290		51,289
Shares held in deferred compensation trust (411,191 at March 31, 2003
and 373,810 as of December 31, 2002), net of deferred obligation	-		-
Retained earnings	28,352		25,383
Accumulated other comprehensive income - net of taxes
of $1,144 at March 31, 2003 and $994 at December 31, 2002	1,613		1,404

Total shareholders' equity	81,255		78,076

Total liabilities and shareholders' equity	$ 934,666		$ 919,132

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

In thousands (except per share data)	2003	2002

Interest Income
Loans (including fees)	$10,982	$10,092
Investment securities	1,153	1,746
Other	72	69

Total interest income	12,207	11,907

Interest Expense
Interest on deposits	2,957	3,533
Other	111	92

Total interest expense	3,068	3,625

Net Interest Income	9,139	8,282
Provision for Loan Losses	-	223

Net Interest Income after
Provision for Loan Losses	9,139	8,059

Noninterest Income
Service charges on deposits	687	502
Other income	327	265

Total noninterest income	1,014	767

Noninterest Expenses
Salaries and benefits	3,347	2,751
Occupancy	597	421
Furniture and equipment	464	424
Other	1,177	989

Total noninterest expenses	5,585	4,585

Income Before Provision for Income Taxes	4,568	4,241
Provision for Income Taxes	1,599	1,505

Net Income	$ 2,969	$ 2,736

Basic Earnings per Share	$ 0.30	$ 0.27
Diluted Earnings per Share	$ 0.29	$ 0.26

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

In thousands	2003	2002

Cash Flows from Operations:
Net income	$ 2,969	$ 2,736
Reconciliation of net income to net cash provided
by operating activities:
Provision for loan losses	-	223
Depreciation	342	312
Amortization and accretion	156	220
(Gain)Loss on sale of fixed assets	(4)	5
(Increase) decrease in accrued interest receivable and other assets	10	(361)
Increase in accrued interest payable and other liabilities	1,235	666
(Decrease) Increase in deferred loan fees	(40)	36

Net cash provided by operations	4,668	3,837

Cash Flows from Investing Activities:
Proceeds from maturities
of available-for-sale securities	59,720	39,098
Purchases of available-for-sale securities	(48,372)	(34,589)
Net increase in loans	26,799	(13,148)
Proceeds from sale of equipment	4	-
Purchases of equipment	(446)	(215)

Net cash provided by (used in) investing activities	37,705	(8,854)

Cash Flows from Financing Activities:
Net increase (decrease) in deposit accounts	14,259	29,496
Net increase (decrease) in other borrowings	(3,139)	762
Cash received for stock options exercised	-	45

Net cash provided by financing activities	11,120	30,303

Net increase in cash and equivalents	53,493	25,286
Cash and equivalents, beginning of period	66,615	55,245

Cash and equivalents, end of period	$ 120,108	$ 80,531

Other Cash Flow Information:
Interest paid	$ 2,727	$ 3,817
Income taxes paid	$ 500	$ 1,454

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS March 31, 2003 (Unaudited)

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp’s (the “Company’s”) consolidated financial position at March 31, 2003 and December 31, 2002, the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders. The results of operations for the three-month periods ended March 31, 2003 and 2002 may not necessarily be indicative of the operating results for the full year.

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

Management has determined that since all of the commercial banking products and services offered by the Company are available in each branch of the Community Bank of Central California, its bank subsidiary (the “Bank”), all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.

Stock dividend — On January 27, 2003, the Board of Directors declared a 10% stock dividend, which was distributed on February 28, 2003, to shareholders of record as of February 14, 2003. All earnings per share data and share data related to the stock option information have been retroactively adjusted to reflect the stock dividend.

NOTE 2. STOCK COMPENSATION

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, four years following vesting; average stock volatility of 16.1% for 2003 and 16.0% for 2002; risk free interest rates ranging from 2.77% to 3.55% for 2003 and 2.92% to 6.57% for 2002; and no dividends during the expected term for 2003 and 2002. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 is as follows.

Three Months Ended March 31,
In thousands (except per share data)	2003	2002

Net Income - As Reported	$ 2,969	$ 2,736
Compensation expense from amortization of fair
value of stock awards, net of taxes of $2
and $15 in 2003 and 2002	(3)	(22)

Pro Forma Net Income	$ 2,966	$ 2,714

Basic Earnings per Share - As Reported	$ 0.30	$ 0.27
Pro Forma Basic Earnings per Share	$ 0.30	$ 0.28
Diluted Earnings per Share - As Reported	$ 0.29	$ 0.26
Pro Forma Diluted Earnings per Share	$ 0.29	$ 0.26

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $214,480,000 and standby letters of credit of approximately $6,028,000 at March 31, 2003. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $28,071,000 of loan commitments outstanding at March 31, 2003 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other real estate or commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

NOTE 4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the three-month periods ended March 31 is reconciled as follows:

In thousands (except per share data)	2003	2002

Basic Earnings Per Share
Net income	$ 2,969	$ 2,736
Weighted average common shares outstanding	9,917	9,873

Basic earnings per share	$ 0.30	$ 0.27

Diluted Earnings Per Share
Net Income	$ 2,969	$ 2,736
Weighted average common shares outstanding	9,917	9,873
Dilutive effect of outstanding options	446	457

Weighted average common shares outstanding - Diluted	10,363	10,329

Diluted earnings per share	$ 0.29	$ 0.26

NOTE 5. COMPREHENSIVE INCOME

		Three Months Ended March 31,
In thousands	2003	2002

Net income	$2,969	$2,736
Other comprehensive income - net unrealized
gain on available-for-sale securities, net of taxes	209	96

Total comprehensive income	$3,178	$2,832

NOTE 6. STOCK REPURCHASE PLAN

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. The Company has not repurchased any shares in 2003. As of March 31, 2003, there were approximately 307,900 shares remaining under the program for repurchase by the Company.

NOTE 7. SUBSEQUENT EVENT

In April 2003, the Bank was served with an Application for a Writ of Mandate by the City of King which seeks the return from the Bank of an approximate $4.4 million certificate of deposit assigned to the Bank as collateral security for an approximate $4.4 million loan made by the Bank to a private real estate developer. The loan to the developer was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The certificate of deposit matured on March 30, 2003 and the loan became due on April 3, 2003 and has not been paid. The Bank intends to vigorously defend its rights in respect to the certificate of deposit, however, as the payment on the loan has not been received, the Bank considers the loan impaired. A second loan for $4.6 million, made to the real estate developer, is secured by a first deed of trust. This second loan is in default and a notice of default was filed on April 21, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company’s market areas; (4) the effects of terrorism, the threat of terrorism or the impact of military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company’s business this report should be read in conjunction with Central Coast Bancorp’s annual report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

General

Central Coast Bancorp’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards (“SFAS”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of the expected loss. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance addresses losses that are attributable to various factors including economic events, industry or geographic sectors whose impact on the portfolio have occurred, but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” discussion later in this Item.

Stock Based Awards

The Company accounts for its stock based awards using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Since the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense has been recognized in the financial statements.

Business Organization

Central Coast Bancorp (the “Company”) is a California corporation organized in 1994, and is the parent company for Community Bank of Central California, a state-chartered bank, headquartered in Salinas, California (the “Bank”). Its investment in the Bank comprises the major business activity of the Company. Upon prior notification to the “Board of Governors” of the Federal Reserve System, the Company is authorized to engage in a variety of activities, which are deemed closely related to the business of banking. The Company is engaged in certain lending activities related to the purchase of certain tax advantaged loans from the Bank.

The Bank offers a full range of commercial banking services, including a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises. Its principal markets are located in the counties of Monterey, San Benito, Santa Clara and Santa Cruz, which are in the central coast area of California.

Overview

Central Coast Bancorp reported record quarterly net income of $2,969,000 for the first quarter of 2003. Net income increased 8.5% over the $2,736,000 reported in the first quarter of 2002. Diluted earnings per share for the first quarter of 2003 increased 11.5% to $0.29 from $0.26 in the prior year period. The earnings per share for the 2002 quarter have been adjusted for the 10% stock dividend distributed in February 2003.

The annualized return on average equity (ROAE) and a return on average assets (ROAA) were 15.1% and 1.33%, as compared to 16.4% and 1.37% for the same period in 2002.

During the first quarter of 2003, the Company experienced modest growth, as total assets increased $15,534,000 (1.7%) to $934,666,000 from the 2002 year-end balance. On a year-over-year basis total assets increased $98,598,000 (11.8%) from the $836,068,000 balance at March 31, 2002. At the end of the first quarter, total loans were $718,663,000, a decrease of $26,690,000 (3.6%) from year-end, but an increase of $99,083,000 (16.0%) on a year-over-year basis. Deposits increased $14,259,000 (1.7%) in the first quarter of 2003 to $840,761,000 from the 2002 year end balance. The increase in deposits includes an $8,000,000 State of California certificate of deposit, which was originated in January 2003. Deposits increased $86,403,000 (11.5%) on a year-over-year basis from March 31, 2002 to March 31, 2003.

As part of our ongoing strategy to expand the Bank’s base within its market area, the Bank opened its twelfth branch in downtown Monterey in January 2003.

Central Coast Bancorp ended the first quarter of 2003 with a Tier 1 capital ratio of 10.2% and a total risk-based capital ratio of 11.5% compared to 9.9% and 11.1% at the end of the first quarter of 2002.

Within the Management’s Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis (“FTE”). These items have been adjusted to give effect to $281,000 in taxable equivalent interest income on tax-free investments for both of the three- month periods ending March 31, 2003 and 2002.

The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement

		Three months ended March 31,	Percentage Change Increase
In thousands (except percentages)	2003	2002	(Decrease)

Interest income (1)	$12,488	$12,188	2%
Interest expense	3,068	3,625	-15%

Net interest income	9,420	8,563	10%
Provision for loan losses	--	223	-100%

Net interest income after provision for loan losses	9,420	8,340	13%
Noninterest income	1,014	767	32%
Noninterest expense	5,585	4,585	22%

Income before income taxes	4,849	4,522	7%
Income taxes	1,599	1,505	6%
Tax equivalent adjustment	281	281	0%

Net income	$ 2,969	$ 2,736	9%

1) Interest on tax-free securities is reported on a tax equivalent basis

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Bank’s earnings. The following table provides a summary of the components of net interest income and the changes within the components for the periods indicated. The second table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates (rate) for the periods indicated.

Three Months ended March 31,

(Taxable equivalent basis)		2003			2002
In thousands(except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Earning assets:
Loans (1) (2)	$711,125	$ 10,982	6.26%	$594,056	$ 10,092	6.89%
Taxable investments	56,599	593	4.25%	90,040	1,183	5.33%
Tax-exempt securities
(tax equiv. basis)	49,491	841	6.89%	49,616	844	6.90%
Federal funds sold	24,544	72	1.19%	17,874	69	1.57%

Total earning assets	841,759	$ 12,488	6.02%	751,586	$ 12,188	6.58%
Cash and due from banks	48,028			45,270
Other assets	14,968			14,909

	$904,755			$811,765

Liabilities and Shareholders'
Equity:
Interest bearing liabilities:
Demand deposits	$115,663	$ 197	0.69%	$111,617	$ 271	0.98%
Savings	207,022	880	1.72%	138,942	760	2.22%
Time deposits	279,306	1,880	2.73%	288,902	2,488	3.49%
Other borrowings	8,869	111	5.07%	6,739	106	6.38%

Total interest bearing
liabilities	610,860	3,068	2.04%	546,200	3,625	2.69%
Demand deposits	208,550			192,027
Other liabilities	5,650			5,938

Total liabilities	825,060			744,165
Shareholders' equity	79,695			67,600

	$904,755			$811,765

Net interest income and margin (3)		$ 9,420	4.54%		$ $ 8,563	4.62%

1) Loan interest income includes fee income of $433,000 and $386,000 for the three month periods ended March 31, 2003 And 2002, respectively. 2) Includes the average allowance for loan losses of $15,294,000 and $11,954,000 and average deferred loan fees of $977,000 and $1,058,000 for the three months ended March 31, 2003 and 2002, respectively. 3) Net interest margin is computed by dividing net interest income by the total average earning assets.

Volume/Rate Analysis

Three Months Ended March 31, 2003 over 2002

In thousands
Increase (decrease) due to change in:	Volume	Rate(4)	Net Change

Interest-earning assets:
Net Loans (1)(2)	$ 1,989	$(1,099)	$ 890
Taxable investment securities	(439)	(151)	(590)
Tax-exempt investment securities (3)	(2)	(1)	(3)
Federal funds sold	26	(23)	3

Total	1,574	(1,274)	300

Interest-bearing liabilities:
Demand deposits	10	(84)	(74)
Savings deposits	373	(253)	120
Time deposits	(83)	(525)	(608)
Other borrowings	34	(29)	5

Total	334	(891)	(557)

Interest differential	$ 1,240	$ (383)	$ 857

1) Loan interest income includes fee income of $433,000 and $386,000 for the three month periods ended March 31, 2003 and 2002, respectively. 2) The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans. 3) Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2003 and 2002. 4) The rate / volume variance has been included in the rate variance.

Net interest income for the first quarter of 2003 was $9,420,000, an $857,000 (10.0%) increase from first quarter of 2002. Interest income increased $300,000 (2.5%) from the first quarter of 2002. While average loan balances increased $117,069,000 (19.7%), increasing interest income by $1,989,000, decreases in both taxable investment balances and the yields received on earning assets offset most of the volume increase from the loans. Although, there was only a 50 basis point decrease in the prime interest rate in 2002, loan yields received in the first quarter of 2003 were down 63 basis points from the year earlier quarter. This decrease in yields reduced interest income $1,099,000. The average balance of taxable investments decreased $33,441,000 to $56,599,000 mostly due to very high principal prepayments received on mortgage securities due to the refinancing of home loans. The high prepayments also reduced the yield received on taxable investments by 108 basis points. The combination of the volume and rate changes on taxable investments decreased interest income $590,000. With the continuing high levels of mortgage refinancing, we would expect the average yield received on the Bank's taxable investment portfolio to continue to decrease from the 4.25% received in the first quarter of 2003.

Interest expense decreased $557,000 (15.4%) as the average rate paid on interest-bearing liabilities declined 65 basis points to 2.04% for the first quarter of 2003 from 2.69% in the year earlier period. This decrease in rates reduced interest expense by $891,000. Average balances of interest-bearing liabilities in the first quarter of 2003 increased by $64,660,000 (11.8%) over the prior year period. These higher balances added $334,000 to interest expense.

The net interest margin for the first quarter of 2003 was 4.54% as compared to 4.62% in the year earlier period and 4.75% in the fourth quarter of 2002. The net interest margin in the first quarter of 2003 reflects the full quarter effect of the 50 basis point decrease in the prime interest rate in November 2002. If the interest rates remain at current levels, we would expect the net interest margin to remain about the same during the second quarter. In a rising rate environment the net interest margin is expected to improve, as the Bank's variable rate assets are expected to reprice more quickly than the interest-bearing liabilities. Conversely, in a declining rate environment the net interest margin is expected to decline.

Provision for Loan Losses

The Bank did not make any provision for loan losses in the first quarter of 2003 and provided $223,000 in the first quarter of 2002. The provision for loan losses is based on factors, which consider the loan growth, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the required level of loan loss reserves. At March 31, 2003, nonperforming and restructured loans totaled $4,052,000 as compared to $1,808,000 at December 31, 2002 and $2,268,000 at March 31, 2002. The ratios of the allowance for loan losses to nonperforming loans were 378% at March 31, 2003, 843% at December 31, 2002 and 535% at March 31, 2002. The ratio of the allowance for loan losses to total loans was 2.13% at March 31, 2003, 2.04% at December 31, 2002 and 1.96% at March 31, 2002.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $1,014,000 in the first quarter of 2003, which was an increase of $247,000 (32.2%) over the same period in 2002. Service charges on deposit accounts were up $185,000 due to volume and certain fee increases. Other fees and miscellaneous income were up $62,000 on higher volumes mostly related to mortgage refinance activity.

Noninterest Expense

As compared to the first quarter of 2002, noninterest expenses increased $1,000,000 (21.8%) to a total of $5,585,000 in the first quarter of 2003. Salary and employee benefits increased $596,000 (21.7%) because of additional staffing for the new Gilroy and Monterey branches, opened in April 2002 and January 2003, internal growth, and normal salary increases. In the first quarter of 2002, the Company recorded a one time reduction to employee health care costs of $260,000. On a quarter-over-quarter basis, occupancy expenses increased by $176,000 (41.8%). Costs related to the new Gilroy and Monterey branches, expansion of the Hollister branch and enhanced branch security services were the main contributors to the increase. Furniture and equipment expenses increased $40,000 (9.4%). Other expenses for the first quarter of 2003 totaled $1,177,000, which was an increase of $188,000 (19.0%) from the prior year quarter. Increased costs were due to higher volumes and the new Gilroy and Monterey branches. The efficiency ratio for the first quarter of 2003 was 53.5% as compared to 49.1% for the first quarter of 2002.

Provision for Income Taxes

The Company recorded income tax expense of $1,599,000 in the first quarter of 2003 versus $1,505,000 in the first quarter of 2002. The effective tax rate for the three months ended March 31, 2003 was 35.0% compared to 35.5% for the same period in the prior year. The effective tax rate was higher in the first quarter of 2003 due to the decrease in the level of investments in tax exempt securities and loans.

Securities

At March 31, 2003, available-for-sale securities had a fair value of $96,241,000 with an amortized cost basis of $93,483,000. On an amortized cost basis, the investment portfolio decreased $11,441,000 from the December 31, 2002 balance of $104,924,000. The decrease in the portfolio mostly resulted from the continuing high prepayments of principal on mortgage backed securities. However, even as the principal reductions took place, the pretax unrealized gain on the portfolio increased $359,000 from the $2,399,000 balance at December 31, 2002 to total $2,758,000 at March 31, 2003. The increase in securities valuation resulted from lower interest rates in the securities markets at the end of the first quarter of 2003 as compared to December 31, 2002.

Loans

The ending loan balance at March 31, 2003 was $718,663,000, which was a decrease of $26,690,000 (3.6%) from the year-end 2002 balance and an increase of $99,083,000 (16.0%) from the March 31, 2002 balance. Year-over-year, the most significant percentage change has been with the construction loans as their balance has decreased 36.4% from $90,612,000 at March 31, 2002 to $57,598,000 at March 31, 2003. The decrease in construction loans is indicative of a lower level of economic activity in the local economy. With the exception of real estate-other loans, which experienced slight growth in the first quarter of 2003, all categories of loans decreased compared to the December 31, 2002 balances. Construction loans accounted for $16.6 million of the $26.7 decrease in the first quarter of 2003 as several large construction loans paid off in the quarter from external financing sources. Commercial vacancy rates in Monterey County rose slightly in 2002, but were significantly lower than the San Francisco Bay Area. Economic projections for 2003 anticipate continued low vacancy rates due to a lack of appropriately zoned land, available water and slow growth political pressure. Within its primary market area, the Bank has diversified its risk both as to property type and location. See "Credit Risk" below for a discussion regarding real estate risk.

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

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $551 million at March 31, 2003. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management's judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in most instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect the Company's future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more, restructured loans performing in compliance with modified terms and OREO at March 31, 2003 and December 31, 2002:

	March	31,	December	31,
In thousands (except percentages)	2003		2002

Past due 90 days or more and still accruing interest:
Commercial	$ 37		$ -
Real estate	-		-
Consumer and other	1		5

	38		5

Nonaccrual:
Commercial	320		272
Real estate	2,782		598
Consumer and other	-		-

	3,102		870

Restructured (in compliance with modified
terms) - Commercial	912		933

Total nonperforming and restructured loans	$4,052		$1,808

Allowance for loan losses as a percentage of nonperforming loans	378%		843%
Nonperforming loans to total loans	0.58%		0.25%

Nonperforming and restructured loans increased $2,244,000 from the December 31, 2002 balances. During the first quarter of 2003, the Bank classified a real estate loan with an outstanding balance of $2.8 million into nonaccrual status. This loan is secured by a real estate first deed of trust and is currently in the process of foreclosure. At March 31, 2003, nonperforming and restructured loans were 0.58% of total loans, which was up from 0.25% at December 31, 2002. The ratio of nonperforming assets to total assets was 0.43% at March 31, 2003 versus 0.20% at December 31, 2002.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent.

At March 31, 2002, the recorded investment in loans that were considered impaired under SFAS No. 114 was $4,851,000. The total impaired loans include $3,102,000 of nonaccrual loans and $912,000 of restructured loans and $837,000 in other loans identified as impaired. Impaired loans had valuation allowances totaling $1,461,000. At December 31, 2002, the recorded investment in loans considered impaired was $2,618,000 of which $870,000 was included in nonaccrual loans and $933,000 was included in restructured loans and $815,000 in other loans identified as impaired. Impaired loans had valuation allowances totaling $1,165,000. Other than for the loan discussed in the following paragraph and the impaired loans disclosed above, management is not aware of any other potential problem loans, which were accruing and current at March 31, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

On April 2, 2003, the Bank was served with an Application for a Writ of Mandate by the City of King which seeks the return from the Bank of an approximate $4.4 million certificate of deposit assigned to the Bank as collateral security for an approximate $4.4 million loan made by the Bank to a private real estate developer. The loan was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The certificate of deposit matured on March 30, 2003 and the loan became due on April 3, 2003 and has not been paid. The Bank intends to vigorously defend its rights in respect to the certificate of deposit, however, as the payment on the loan has not been received, the Bank considers the loan impaired and, depending on the outcome of the matter, may require a charge to the allowance for loan losses and potential additional provision for loan losses. A second loan for $4.6 million, made to the real estate developer, is secured by a first deed of trust. The second loan is in default and a notice of default was filed on April 21, 2003. Based on current circumstances and the collateral position of the Bank, the second loan is not currently considered to be impaired. On April 11, 2003, the Company filed a Form 8-K with the SEC that addressed this matter.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on our regular assessments of the probable estimated losses inherent in the loan portfolio and to a lesser extent, unused commitments to provide financing. Determining the adequacy of the allowance is a matter of careful judgment, which reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated reserve. The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. At March 31, 2003, the formula allowance was $11,170,000 compared to $12,002,000 at December 31, 2002. The decrease in the formula allowance was primarily a result of a decrease in the balances of loans outstanding and the level of classified loans.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all significant classified and criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At March 31, 2003, the specific allowance was $1,803,000 on a loan base of $28,864,000 compared to a specific allowance of $1,830,000 on a loan base of $32,180,000 at December 31, 2002. The decrease in the specific allowance in the first quarter of 2003 was due to the decrease in loans requiring specific valuation allowances.

The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At March 31, 2003, the unallocated allowance was $2,331,000 compared to $1,403,000 at December 31, 2002. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

o The current national and local economic and business conditions, trends and developments, including the condition of various market segments within our lending area;

o Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

o Changes in the nature, mix, concentrations and volume of the loan portfolio;

o The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current portfolio.

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at March 31, 2003 and set forth in the preceding paragraph.

The allowance for loan losses totaled $15,304,000 or 2.13% of total loans at March 31, 2003 compared to $15,235,000 or 2.04% at December 31, 2002 and $12,144,000 or 1.96% at March 31, 2002. At these dates, the allowance represented 378%, 843% and 535% of nonperforming loans.

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

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,

In thousands (except percentages)	2003	2002

Beginning balance	$ 15,235	$ 11,753
Provision charged to expense	--	223
Loans charged off	(1)	(53)
Recoveries	70	221

Ending balance	$ 15,304	$ 12,144

Ending loan portfolio	$ 718,663	$ 619,580

Allowance for loan losses as percentage of ending loan portfolio	2.13%	1.96%

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2003, were approximately $214,480,000 and $6,028,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) and sellable SBA loans. On March 31, 2003, consolidated liquid assets totaled $151.8 million or 16.2% of total assets as compared to $102.6 million or 11.2% of total consolidated assets on December 31, 2002. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At March 31, 2003, the Bank had $80,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company’s total shareholders’ equity was $81,255,000 at March 31, 2003 compared to $78,076,000 at December 31, 2002. The increase is the result of the first quarter earnings and the increase in the net unrealized gain on available-for-sale investment securities.

The Company and the Bank are subject to regulations issued by the Board of Governors and the FDIC, which require maintenance of a certain level of capital. Under the regulations, capital requirements are based upon the composition of an institution’s asset base and the risk factors assigned to those assets. The guidelines characterize an institution’s capital as being “Tier 1” capital (defined to be principally shareholders’ equity less intangible assets) and “Tier 2” capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk weighted assets). The guidelines require the Company and the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The following table shows the Company’s and the Bank’s actual capital amounts and ratios at March 31, 2003 and December 31, 2002 as well as the minimum capital ratios for capital adequacy and well capitalized classifications under the regulatory framework:

Actual	For Capital Adequacy Purposes	To Be Categorized Well Capitalized Under Prompt Corrective Action Provisions

In thousands (except percentages)	Amount	Rati	o	Amount	Rat	io	Amount	Ratio
Company
As of March 31, 2003:
Total Capital (to Risk Weighted Assets):	$89,209	11.5%	$62,286	8.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets):	79,408	10.2%	31,143	4.0%	N/A	N/A
Tier 1 Capital (to Average Assets):	79,408	8.8%	36,116	4.0%	N/A	N/A
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):	$86,334	10.9%	$63,321	8.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets):	76,374	9.7%	31,660	4.0%	N/A	N/A
Tier 1 Capital (to Average Assets):	76,374	8.6%	35,576	4.0%	N/A	N/A
Community Bank
As of March 31, 2003:
Total Capital (to Risk Weighted Assets):	$82,304	10.7%	$61,574	8.0%	$ 79,968	10.0%
Tier 1 Capital (to Risk Weighted Assets):	72,613	9.4%	30,787	4.0%	46,181	6.0%
Tier 1 Capital (to Average Assets):	72,613	8.1%	35,856	4.0%	44,820	5.0%
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):	$79,470	10.2%	$62,607	8.0%	$ 78,259	10.0%
Tier 1 Capital (to Risk Weighted Assets):	69,621	8.9%	31,304	4.0%	46,955	6.0%
Tier 1 Capital (to Average Assets):	69,621	7.9%	35,324	4.0%	44,155	5.0%

The Bank meets the “well capitalized” ratio measures at both March 31, 2003 and December 31, 2002.

Item 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

The goal for managing the assets and liabilities of the Bank is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Bank to undue interest rate risk. The Board of Directors has overall responsibility for the Company’s interest rate risk management policies. The Bank has an Asset and Liability Management Committee (ALCO), which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 200 basis point rising rate forecast, a flat rate forecast and a 200 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. The latest simulation forecast using December 31, 2002 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 200 basis points would result in an increase of $4,286,000 in net interest income. Conversely, a 200 basis point decrease would result in a decrease of $3,747,000 in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. The risk profile of the Bank has not changed materially from that at year-end 2002.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation made within 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a—14(c)) are adequate and effective in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

OTHER MATTERS

Terrorist Acts

The terrorist actions on September 11, 2001 and thereafter have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis, including the current military action in Iraq, will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company’s market areas. Such continued economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company’s stock price.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk (See footnote 2 in the financial statements). The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

Certain financial institutions have elected to use special purpose vehicles (“SPV”) to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that makes it obligations secure even if the parent corporation goes bankrupt. Under the circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. The Company does not use SPV or other structures to dispose of problem assets.

Website Access

Information on the Company and its subsidiary Bank may be obtained from the Company’s website www.community-bnk.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. Simply select the “Central Coast Bancorp” menu item, then click on the “Central Coast Bancorp SEC Filings” link.

PART II — OTHER INFORMATION

Item 1.	Legal proceedings
None
Item 2.	Changes in securities.
None
Item 3.	Defaults upon senior securities.
None
Item 4.	Submission of matters to a vote of security holders.
None
Item 5.	Other information.
None
Item 6.	Exhibits and reports on Form 8-K.
(a) Exhibits
(2.1)

Agreement and Plan of Reorganization and Merger by and between Central Coast Bancorp, CCB Merger Company and Cypress Coast Bank dated as of December 5, 1995, incorporated by reference from Exhibit 99.1 to Form 8-K, filed with the Commission on December 7, 1995.

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 10.18 to the Registrant’s 2001 Annual Report on Form 10-K filed with the Commission on March 26, 2002.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to Form 10-Q, filed with the Commission on August 13, 2001.

(4.1)	Specimen form of Central Coast Bancorp stock certificate, incorporated by reference from the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on March 31, 1995.

(10.1)

Lease agreement dated December 12, 1994, related to 301 Main Street, Salinas, California incorporated by reference from the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on March 31, 1995.

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

*(10.10)	Form of Executive Employment Agreement incorporated by reference from Exhibit 10.13 to the Company’s 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

*(10.11)	Form of Executive Salary Continuation Agreement incorporated by reference from Exhibit 10.14 to the Company’s 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

*(10.12)

Form of Indemnification Agreement incorporated by reference from Exhibit D to the Proxy Statement filed with the Commission on September 3, 1996, in connection with Registrant’s 1996 Annual Shareholders’ Meeting held on September 23, 1996.

(10.13)

Purchase and Assumption Agreement for the Acquisition of Wells Fargo Bank Branches incorporated by reference from Exhibit 10.17 to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on March 31, 1997.

(10.14)

Lease agreement dated November 27, 2001 related to 491 Tres Pinos Road, Hollister, California incorporated by reference from Exhibit 10.17 to the Registrant’s 2001 Annual Report on Form 10-K filed with the Commission on March 26, 2002.

(10.15)

Lease agreement dated February 11, 2002, related to 761 First Street, Gilroy, California incorporated by reference from Exhibit 10.18 to the Registrant’s 2001 Annual Report on Form 10-K filed with the Commission on March 26, 2002.

(10.16)

Lease agreement dated November 18, 2002, related to 439 Alvarado Street, Monterey, California incorporated by reference from Exhibit 10.16 to the Registrant’s 2001 Annual Report on Form 10-K filed with the Commission on March 21, 2003.

(21.1)	The Registrant’s only subsidiary is its wholly owned subsidiary, Community Bank of Central California.

(99.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 the Sarbanes-Oxley Act of 2002

*Denotes management contracts, compensatory plans or arrangements.

(b) Reports on Form 8-K.

A current report on Form 8-K was filed with the Commission on April 11, 2003, reporting a subsequent event related to a loan transaction. On April 2, 2003 the Bank was served with an Application for a Writ of Mandate by the City of King which seeks the return from the Bank of an approximate $4.4 million certificate of deposit assigned to the Bank as collateral security for an approximate $4.4 million loan made by the Bank to a private real estate developer. The loan was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The certificate of deposit matured on March 30, 2003 and the loan became due on April 3, 2003 and has not been paid. The Bank intends to vigorously defend its rights in respect to the certificate of deposit, however, as the payment on the loan has not been received, the Bank considers the loan impaired and, depending on the outcome of the matter, may require a charge to the allowance for loan losses and potential additional provision for loan losses. A second loan for $4.6 million, made to the real estate developer, is secured by a first deed of trust. The second loan is in default and a notice of default was filed on April 21, 2003.

A second report on Form 8-K was filed with the Commission on April 22, 2003, reporting a press release dated April 21, 2003 regarding the Company’s operating results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2003	CENTRAL COAST BANCORP

By: /s/ NICK VENTIMIGLIA
Nick Ventimiglia
Chief Executive Officer

By: /s/ ROBERT M. STANBERRY
Robert M. Stanberry
(Chief Financial Officer,
Principal Financial and
AccountingOfficer)

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Regarding the Quarterly Report on Form 10-Q – For the Quarter Ended March 31, 2003

I, Nick Ventimiglia, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central Coast Bancorp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/NICK VENTIMIGLIA
Nick Ventimiglia, Chief Executive Officer

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Regarding the Quarterly Report on Form 10-Q – For the Quarter Ended March 31, 2003

I, Robert M. Stanberry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central Coast Bancorp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ ROBERT STANBERRY
Robert M. Stanberry, Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number

99.1	Certification of Chief Executive Officer and Chief Financial	29
	Officer pursuant to Section 906 the Sarbanes-Oxley Act of 2002

EXHIBIT 99.1

Certification of Central Coast Bancorp
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Central Coast Bancorp, a California corporation (the “Company”), does hereby certify that:

1.

The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	Information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 8, 2003	/s/ NICK VENTIMIGLIA
Nick Ventimiglia
Chief Executive Officer

Dated: May 8, 2003	/s/ ROBERT M. STANBERRY
Robert M. Stanberry
Senior Vice President and
Chief Financial Officer