Form 10-Q
period 2003-06-30
CENTRAL COAST BANCORP
filed 2003-08-13
CIK 921085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

No par value Common Stock - 9,919,132 shares outstanding at August 8, 2003.

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

In thousands (except share data)	June 30, 2003	December 31, 2002
Assets
Cash and due from banks	$ 72,597	$ 63,915
Federal funds sold	37,370	2,700

Total cash and equivalents	109,967	66,615
Available-for-sale securities at fair value (amortized cost of $103,744 at
June 30, 2003 and $104,925 at December 31, 2002)	107,008	107,323
Loans:
Commercial	213,015	224,840
Real estate-construction	48,643	74,214
Real estate-other	457,126	433,921
Consumer	14,108	13,414
Deferred loan fees, net	(967)	(1,036)

Total loans	731,925	745,353
Allowance for loan losses	(15,466)	(15,235)

Net Loans	716,459	730,118

Premises and equipment, net	2,908	2,959
Other real estate owned	2,761	--
Accrued interest receivable and other assets	11,718	11,525

Total assets	$ 950,821	$ 919,132

Liabilities and Shareholders' Equity
Deposits:
Demand, noninterest bearing	$ 230,584	$ 261,242
Demand, interest bearing	121,569	127,692
Savings	228,654	181,089
Time	273,479	256,479

Total Deposits	854,286	826,502
Accrued interest payable and other liabilities	12,081	14,554

Total liabilities	866,367	841,056

Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock-no par value; authorized
1,000,000 shares; none outstanding
Common stock - no par value; authorized 25,000,000 shares;
issued and outstanding: 9,919,132 shares at June 30, 2003
and 9,015,675 shares at December 31, 2002	51,310	51,289
Shares held in deferred compensation trust (411,191 at June 30, 2003
and 373,810 as of December 31, 2002), net of deferred obligation	--	--
Retained earnings	31,235	25,383
Accumulated other comprehensive income - net of taxes
of $1,354 at June 30, 2003 and $994 at December 31, 2002	1,909	1,404

Total shareholders' equity	84,454	78,076

Total liabilities and shareholders' equity	$ 950,821	$ 919,132

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
(except per share data)	2003	2002	2003	2002
Interest Income
Loans (including fees)	$10,908	$10,952	$21,890	$21,044
Investment securities	1,030	1,601	2,183	3,347
Other	90	78	162	147

Total interest income	12,028	12,631	24,235	24,538

Interest Expense
Interest on deposits	2,810	3,396	5,767	6,929
Other	102	122	213	214

Total interest expense	2,912	3,518	5,980	7,143

Net Interest Income	9,116	9,113	18,255	17,395
Provision for Loan Losses	300	900	300	1,123

Net Interest Income after
Provision for Loan Losses	8,816	8,213	17,955	16,272

Noninterest Income
Service charge on deposits	837	575	1,524	1,077
Other	742	387	1,069	652

Total noninterest income	1,579	962	2,593	1,729

Noninterest Expenses
Salaries and benefits	3,283	3,044	6,630	5,795
Occupancy	611	459	1,208	880
Furniture and equipment	509	437	973	861
Other	1,557	1,285	2,734	2,274

Total noninterest expenses	5,960	5,225	11,545	9,810

Income Before Provision for
Income Taxes	4,435	3,950	9,003	8,191
Provision for Income Taxes	1,551	1,403	3,150	2,908

Net Income	$ 2,884	$ 2,547	$ 5,853	$ 5,283

Basic Earnings per Share	$ 0.29	$ 0.25	$ 0.59	$ 0.52
Diluted Earnings per Share	$ 0.28	$ 0.25	$ 0.57	$ 0.51

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands
Six Months Ended June 30,	2003	2002
Cash Flows from Operations:
Net income	$ 5,853	$ 5,283
Reconciliation of net income to net cash provided
by operating activities:
Provision for loan losses	300	1,123
Net gain on sale of investments	(254)	(102)
Depreciation	673	637
Net (gain) loss on sale of fixed assets	(10)	17
Amortization and accretion	414	473
Increase in accrued interest receivable and other assets	(89)	(252)
Increase (decrease) in accrued interest payable and other liabilities	751	(152)
Increase (decrease) in deferred loan fees	(69)	146

Net cash provided by operations	7,569	7,173

Cash Flows from Investing Activities:
Proceeds from maturities of available-for-sale securities	69,862	97,968
Purchases of available-for-sale securities	(77,372)	(92,404)
Proceeds from sale of available-for-sale securities	8,659	16,714
Net (increase) decrease in loans	10,667	(68,746)
Proceeds from sale of equipment	10	--
Purchases of premises and equipment	(623)	(745)

Net cash provided by (used in) investing activities	11,203	(47,213)

Cash Flows from Financing Activities:
Net increase in deposit accounts	27,784	61,253
Net increase (decrease) in other borrowings	(3,224)	682
Cash received for stock options exercised	20	118

Net cash provided by financing activities	24,580	62,053

Net increase in cash and equivalents	43,352	22,013
Cash and equivalents, beginning of period	66,615	55,245

Cash and equivalents, end of period	$ 109,967	$ 77,258

Other Cash Flow Information:
Interest paid	$ 5,824	$ 7,617
Income taxes paid	$ 2,859	$ 2,612

Noncash Investing and Financing Activities:

The Company obtained $2,761,000 of real estate (OREO) in the first six months of 2003 and $592,000 in the first six months of 2002 in connection with foreclosures of delinquent loans.

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2003 (Unaudited)

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp’s (the “Company’s”) consolidated financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2003 and 2002 may not necessarily be indicative of the operating results for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (except per share data)	2003	2002	2003	2002
Net Income - As Reported	$2,884	$2,547	$5,853	$5,283
Compensation expense from amortization of
fair value of stock awards	(5)	(38)	(10)	(75)
Taxes on compensation expense	2	16	4	32

Pro Forma Net Income	$2,881	$2,525	$5,847	$5,240

Basic Earnings per Share - As Reported	$0.29	$0.25	$0.59	$0.52
Pro Forma Basic Earnings per Share	$0.29	$0.25	$0.59	$0.52
Diluted Earnings per Share - As Reported	$0.28	$0.25	$0.57	$0.51
Pro Forma Diluted Earnings per Share	$0.28	$0.24	$0.56	$0.51

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $200,858,000 and standby letters of credit of approximately $5,624,000 at June 30, 2003. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $24,465,000 of loan commitments outstanding at June 30, 2003 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

In April 2003, the Bank was served with an Application for a Writ of Mandate by the City of King which seeks the return from the Bank of an approximate $4.4 million certificate of deposit assigned to the Bank as collateral security for an approximate $4.4 million loan made by the Bank to a private real estate developer (a limited liability company). The loan to the developer was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The City of King alleges the certificate of deposit is general fund monies it deposited with the Bank and was not intended as a pledge for a loan. The certificate of deposit matured on March 30, 2003 and the $4.4 million loan became due on April 3, 2003. The Bank advised the City of King of its intention to apply the proceeds of the certificate of deposit to payment of the loan. Another loan made by the Bank to the developer of this project is secured by a first deed of trust on the project in the approximate amount of $4.6 million. A notice of default on this loan was filed on April 21, 2003. Because the loans were not paid on the due dates, the Bank considers the loans impaired under applicable accounting standards. The aggregate amount of the two loans currently outstanding and past due in respect of this redevelopment project is approximately $9.0 million.

On June 11, 2003, a hearing on the Application for Writ of Mandate by the City of King was held in the Monterey County Superior Court. At the hearing, the Superior Court Judge made a preliminary ruling that there was insufficient evidence of a legislative act by the City of King and that the Mayor of the City of King therefore lacked authority to pledge or assign the certificate of deposit to the Bank. The Final Judgment has not been issued. The Bank continues to hold the certificate of deposit.

If the Final Judgment is adverse to the Bank and is not reversed on appeal and becomes final, the Bank could sustain the loss of the certificate of deposit as collateral security for the loan. In such event, the entire $4.4 million would likely become a charge to the Bank’s allowance for loan losses because the nature and extent of other sources of recovery available to the Bank are uncertain at present. The outcome of this matter continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit and has instructed its attorneys to take all necessary steps to initiate an appeal should an adverse Final Judgment be rendered.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for three and six-month periods ended June 30 is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (expect per share data)	2003	2002	2003	2002
Basic Earnings Per Share
Net income	$ 2,884	$ 2,547	$ 5,853	$ 5,283
Weighted average common shares outstanding	9,919	9,903	9,918	9,888

Basic earnings per share	$ 0.29	$ 0.25	$ 0.59	$ 0.52

Diluted Earnings Per Share
Net Income	$ 2,884	$ 2,547	$ 5,853	$ 5,283
Weighted average common shares outstanding	9,919	9,903	9,918	9,888
Dilutive effect of outstanding options	432	480	438	469

Weighted average common shares outstanding - Diluted	10,351	10,383	10,356	10,357

Diluted earnings per share	$ 0.28	$ 0.25	$ 0.57	$ 0.51

NOTE 5. COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2003	2002	2003	2002
Net income	$ 2,884	$ 2,547	$ 5,853	$ 5,283

Other comprehensive income (loss)- Net unrealized
gain (loss) on available-for-sale securities	445	1,445	654	1,541
Reclassification adjustment for gains included in income	(254)	(102)	(254)	(102)
Taxes on reclassification adjustment	105	41	105	41

Total other comprehensive income	296	1,384	505	1,480

Total comprehensive income	$ 3,180	$ 3,931	$ 6,358	$ 6,763

NOTE 6. STOCK REPURCHASE PLAN

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. The Company has not repurchased any shares in 2003. As of June 30, 2003, there were approximately 307,900 shares remaining under the program for repurchase by the Company.

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

Stock Based Awards

The Company accounts for its stock based awards using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Since the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense has been recognized in the financial statements.

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

Overview

The Company had net income of $2,884,000 for the second quarter of 2003. Net income increased 13.2% over the $2,547,000 reported for the second quarter of 2002. Diluted earnings per share for the two quarters were $0.28 and $0.25, respectively. The annualized return on equity (ROE) and the return on assets (ROA) for the second quarter 2003 were 14.0% and 1.26% as compared to 14.5% and 1.20% for the same period in 2002.

Net income for the six months ended June 30, 2003 and 2002 was $5,853,000 and $5,283,000. Diluted earnings per share were $0.57 and $.51, respectively. For the first six months of 2003 annualized ROE was 14.5% and ROA was 1.30% as compared to 15.4% and 1.28% for the same period in 2002. The earnings per share for the 2002 periods have been adjusted for the 10% stock dividend distributed in February 2003.

The Company continued to experience growth in assets and deposits during the second quarter of 2003. At June 30, 2003, the Company’s assets totaled $950,821,000, an increase of $16,155,000 (1.7%) from March 31, 2003 and an increase of $31,689,000 (3.4%) from year-end 2002. At June 30, 2003, deposits had grown to $854,286,000, an increase of $13,525,000 (1.6%) from March 31, 2003 and an increase of $27,784,000 (3.4%) from year-end 2002. The deposit growth was accomplished even with a reduction of $18,000,000 of State of California certificates of deposit in April 2003. Loan demand has softened in 2003 resulting in a decrease of $13,428,000 (1.8%) from year-end 2002 balances. However, at June 30, 2003, loans totaled $731,925,000, an increase of $13,262,000 (1.8%) from March 31, 2003. On a year-over-year basis, internal growth has generated an increase in assets of $79,887,000 (9.2%); an increase in loans of $56,889,000 (8.4%); and an increase in deposits of $68,171,000 (8.7%).

At June 30, 2003, nonperforming assets totaled $13,743,000, which was an increase of $9,691,000 from the March 31, 2003 balance. The two loans related to the King City redevelopment project accounted for approximately $9.0 million of the increase. (For additional information see Note 3 to the consolidated condensed financial statements — Commitments and Contingencies, Nonaccrual, past Due, Restructured Loans and Other Real Estate Owned section of this MD& A and Part II Items 1 and 6. (b)).

Central Coast Bancorp ended the second quarter of 2003 with a Tier 1 capital ratio of 10.5% and a total risk-based capital ratio of 11.7% compared to 9.7% and 10.9% at the end of the second quarter of 2002.

Within the Management’s Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis (“FTE”). These items have been adjusted to give effect to $274,000 and $279,000 in taxable equivalent interest income on tax-free investments for the three- month periods ending June 30, 2003 and 2002 and $555,000 and $561,000 for the six-month periods ending June 30, 2003 and 2002.

The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement

	Three Months Ended June 30,		Percentage Change Increase	Six Months Ended June 30,		Percentage Change Increase
(In thousands, except percentages)	2003	2002	(Decrease)	2003	2002	(Decrease)
Interest Income (1)	$12,302	$12,910	-5%	$24,790	$25,099	-1%
Interest Expense	2,912	3,518	-17%	5,980	7,143	-16%

Net interest income	9,390	9,392	0%	18,810	17,956	5%
Provision for Loan Losses	300	900	-67%	300	1,123	-73%

Net interest income after
provision for loan losses	9,090	8,492	7%	18,510	16,833	10%
Noninterest Income	1,579	962	64%	2,593	1,729	50%
Noninterest Expense	5,960	5,225	14%	11,545	9,810	18%

Income before income taxes	4,709	4,229	11%	9,558	8,752	9%
Provision for Income Taxes	1,551	1,403	11%	3,150	2,908	8%
Tax Equivalent Adjustment (1)	274	279	-2%	555	561	-1%

Net income	$ 2,884	$ 2,547	13%	$ 5,853	$ 5,283	11%

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

	Three months ended June 30,
(Taxable Equivalent Basis)	2003			2002
In thousands (except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Earning Assets:
Loans (1) (2)	$710,511	$ 10,908	6.16%	$639,398	$10,952	6.87%
Taxable investments	59,128	482	3.27%	84,228	1,042	4.96%
Tax-exempt investments (tax equiv. basis)	48,476	822	6.80%	49,143	838	6.84%
Federal funds sold	29,087	90	1.24%	17,553	78	1.78%

Total Earning Assets	847,202	$ 12,302	5.82%	790,322	$ 12,910	6.55%

Cash and due from banks	50,578			49,562
Other assets	16,852			14,091

	$914,632			$853,975

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$119,832	$ 194	0.65%	$135,929	$ 362	1.07%
Savings	213,785	847	1.59%	173,100	916	2.12%
Time deposits	269,677	1,769	2.63%	258,326	2,118	3.29%
Other borrowings	6,533	102	6.26%	6,863	122	7.13%

Total interest bearing liabilities	609,827	2,912	1.92%	574,218	3,518	2.46%

Demand deposits	215,866			203,259
Other Liabilities	6,006			5,909

Total Liabilities	831,699			783,386
Shareholders' Equity	82,933			70,589

	$914,632			$853,975

Net interest income and margin (3)		$ 9,390	4.45%		$ 9,392	4.77%

(1)	Loan interest income includes fee income of $390,000 and $415,000 for the three months ended June 30, 2003 and 2002, respectively.

(2)	Includes the average allowance for loan losses of $15,401,000 and $12,283,000 and average deferred loan fees of $996,000 and $1,186,000 for the three months ended June 30, 2003 and 2002, respectively.

(3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Six months ended June 30,
(Taxable Equivalent Basis)	2003			2002
In thousands (except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Earning Assets:
Loans (1) (2)	$710,817	$21,890	6.21%	$616,852	$21,044	6.88%
Taxable investments	57,871	1,075	3.75%	87,118	2,225	5.15%
Tax-exempt securities (tax equiv. basis)	48,981	1,663	6.85%	49,378	1,683	6.87%
Federal funds sold	26,880	162	1.22%	17,764	147	1.67%

Total Earning Assets	844,549	$24,790	5.92%	771,112	$25,099	6.56%

Cash and due from banks	49,257			47,377
Other assets	15,915			14,498

	$909,721			$832,987

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$117,759	$ 391	0.67%	$123,840	$ 633	1.03%
Savings	210,422	1,726	1.65%	156,115	1,675	2.16%
Time deposits	274,465	3,650	2.68%	273,529	4,621	3.41%
Other borrowings	6,577	213	6.53%	6,802	214	6.34%

Total interest bearing liabilities	609,223	5,980	1.98%	560,286	7,143	2.57%

Demand deposits	212,228			197,674
Other Liabilities	6,947			5,968

Total Liabilities	828,398			763,928
Shareholders' Equity	81,323			69,059

	$909,721			$832,987

Net interest income and margin (3)		$ 18,810	4.49%		$ 17,956	4.70%

(1)	Loan interest income includes fee income of $823,000 and $801,000 for the six months ended June 30, 2003 and 2002, respectively.

(2)	Includes the average allowance for loan losses of $15,348,000 and $12,123,000 and average deferred loan fees of $986,000 and $1,127,000 for the six months ended June 30, 2003 and 2002, respectively.

(3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

Volume/Rate Analysis
In thousands
Three Months Ended June 30, 2003 over 2002
Increase (decrease) due to change in:

			Net
Interest-earning assets:	Volume	Rate(4)	Change
Net Loans (1)(2)	$ 1,218	$(1,262)	$(44)
Taxable investment securities	(310)	(250)	(560)
Tax exempt investment securities (3)	(11)	(5)	(16)
Federal funds sold	51	(39)	12

Total	948	(1,556)	(608)

Interest-bearing liabilities:
Demand deposits	(43)	(125)	(168)
Savings deposits	215	(284)	(69)
Time deposits	93	(442)	(349)
Other borrowings	(6)	(14)	(20)

Total	259	(865)	(606)

Interest differential	$ 689	$ (691)	$ (2)

Six Months Ended June 30, 2003 over 2002
Increase (decrease) due to change in:

			Net
Interest-earning assets:	Volume	Rate(4)	Change
Net Loans (1)(2)	$ 3,206	$(2,360)	$ 846
Taxable investment securities	(747)	(403)	(1,150)
Tax exempt investment securities (3)	(14)	(6)	(20)
Federal funds sold	75	(60)	15

Total	2,520	(2,829)	(309)

Interest-bearing liabilities:
Demand deposits	(31)	(211)	(242)
Savings deposits	582	(531)	51
Time deposits	16	(987)	(971)
Other borrowings	(7)	6	(1)

Total	560	(1,723)	(1,163)

Interest differential	$ 1,960	$(1,106)	$ 854

(1)	The average balance of non-accruing loans is not significant as a percentage of loans and, as such, has been included in net loans.

(2)

Loan interest income includes fee income of $390,000 and $415,000 for the three months ended June 30, 2003 and 2002, and fee income of $823,000 and $801,000 for the six months ended June 30, 2003 and 2002, respectively.

(3)

Includes taxable-equivalent adjustments that relate to income on certain securities that are exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2003 and 35.5% for 2002. variance.

(4)	The rate/volume variance has been included in the rate

Net interest income for the second quarter of 2003 was $9,390,000 and was essentially flat from the $9,392,000 recorded in the second quarter of 2002. Both interest income and interest expense decreased from their prior year levels. The interest income component decreased $608,000 (4.7%) on a quarter-over-quarter basis as the increase in volume of earning assets did not offset the effect from lower rates. Average loan balances were $71,113,000 (11.1%) higher in the second quarter of 2003 versus the same quarter in the previous year. This volume difference added $1,218,000 to interest income. However, the average yield earned on loans in the second quarter of 2003 was 6.16%, a decrease of 71 basis points from the yield earned in the second quarter of 2002. The lower loan yield decreased interest income by $1,262,000. The average balance of taxable investment securities in the second quarter of 2003 was $25,100,000 (29.8%) lower than it was in the second quarter of 2002. Rates received on those investments decreased 169 basis points between the two periods. The combination of the taxable investment securities lower balances and rates reduced interest income $560,000 on a quarter-over-quarter basis. The continuing accelerated prepayments on mortgage backed securities due to refinancing will continue to negatively affect the yields received on these securities as replacement investments are expected to have lower yields.

Interest expense decreased $606,000 to $2,912,000 in the second quarter of 2003 as compared to the second quarter of 2002. Most of the decrease was attributable to the interest-bearing deposit liabilities. The average rate paid on interest-bearing liabilities declined 54 basis points to 1.92% for the second quarter of 2003 as compared to 2.46% in the year earlier period. This decrease in rates reduced interest expense by $865,000. Average balances of interest-bearing liabilities in the second quarter of 2003 increased by $35,609,000 (6.2%) over the prior year period. These higher balances added $259,000 to interest expense. While there will be some repricing of interest bearing liabilities going forward, the current levels cannot adjust much lower.

The net interest margin for the second quarter of 2003 was 4.45% as compared to 4.77% in the year earlier period. The net interest margin in the second quarter of 2003 decreased 9 basis points from the 4.54% achieved in the first quarter of 2003. The decrease in net interest margin from the first quarter is mostly attributable to lower yields on loans and taxable investment securities. We expect the third quarter interest margin to continue to decrease because of several market factors. The Federal Reserve Board reduced the Federal Funds rate by 25 basis points in late June 2003. The resulting corresponding reduction in the prime rate will impact the interest margin in the third quarter as the Bank’s variable rate assets are expected to reprice more quickly than the interest-bearing liabilities. Also, the mortgage-backed securities in the Bank’s investment portfolio continue to have very high prepayments due to the level of current refinancings. Because of current market conditions, these investments are being replaced with lower yielding securities.

For the six-month period ending June 30, 2003, net interest income increased $854,000 (4.8%) over the first six months of 2002. The interest income component decreased $309,000 to $24,790,000. Average balances of earning assets were $73,437,000 (9.5%) higher in the first six months of 2003 than the same period in 2002. The average balance of loans was $93,965,000 higher, which contributed $3,206,000 to interest income. The average yield received on loans in the first six months of 2003 was 67 basis points lower than the 6.88% received in the year earlier period. The lower yield on loans decreased interest income by $2,360,000. The average balance of taxable investment securities was $29,247,000 (33.6%) lower in the first six-months of 2003 than in the year earlier period. The lower balances in taxable investments decreased interest income $747,000 and lower yields on the investment securities decreased interest income an additional $403,000.

Interest expense for the six-month period ending June 30, 2003 decreased $1,163,000 (16.3%) from the first six months of 2002. Average interest bearing deposit balances in the first six-months of 2003 were $49,162,000 (8.9%) higher than in the year earlier period. These volume increases added $567,000 to interest expense. For the first six months of 2003, average rates paid on interest bearing liabilities was 1.98% for a decline of 59 basis points from the rates paid in the first six-months of 2002. The lower rates resulted in a $1,723,000 decrease in interest expense in the first six months of 2003 from the prior year period.

The impact of the above changes in volumes and rates for earning assets and interest bearing liabilities for the first six months of 2003 resulted in a decreases in the net interest margin of 21 basis points to 4.49% from 4.70% in the year earlier period.

Provision for Loan Losses

The Bank provided $300,000 for loan losses in the second quarter of 2003 as compared to $900,000 in the second quarter of 2002. For the six-month period ended June 30, 2003, the Bank provided $300,000 compared to $1,123,000 in the year earlier period. The provision for loan losses that has been recorded is based on factors which consider the growth or decline in the level of loans, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the required level of loan loss reserves. At June 30, 2003, the ratio of the allowance for loan losses to total loans was 2.11% as compared to 2.04% at December 31, 2002 and 1.93% at June 30, 2002. (See the “Credit Risk” and “Allowance for Loan Losses” sections for additional discussion.).

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $1,579,000 in the second quarter of 2003, which was up $617,000 (64.1%) from $575,000 in the same period in 2002. Service charges on deposit accounts were up $262,000 (45.6%) due to higher volumes and certain fee increases. Commissions on mortgage brokerage services increased $56,000 (65%) from $86,000 in 2002 to $142,000 in the second quarter of 2003 as new mortgage loan and refinance activity were up significantly from the levels in the second quarter of 2002. The Company realized net gains totaling $254,000 on the sale of investment securities in the second quarter of 2003 which was an increase of $152,000 from the $102,000 realized in the second quarter of 2002. Also in the second quarter of 2003, the Company had operating income of $123,000 from its OREO property as compared to none in 2002.

For the first six-months of 2003, noninterest income increased $864,000 (50.0%) to $2,593,000 compared to $1,729,000 in the same period last year. Service charges on deposits increased $447,000 (41.5%) to total $1,524,000 in 2003 due to higher volumes and the effect of certain fee increases. In the first half of 2003,income from other fees was $1,069,000 for a $417,000 (64%) increase over the $652,000 earned in the first half of 2002. In other fees, mortgage origination fees, gains on the sale of securities and the OREO income discussed in the previous paragraph were the major contributors to the increase.

Noninterest Expense

As compared to the second quarter of 2002, noninterest expenses increased $735,000 (14.1%) to a total of $5,960,000 in the second quarter of 2003. Salary and employee benefits totaled $3,283,000, an increase of $239,000 (7.9%), because of additional staffing for the new Monterey branch, opened in January 2003, internal growth, higher benefit costs, and normal salary increases. On a quarter-over-quarter basis, occupancy and fixed asset expenses increased $224,000 (25.0%) from $896,000 in 2002 to $1,120,000 in 2003. Costs related to the new Monterey branch, increased security and higher business volume contributed to the increase. Other expenses for the second quarter of 2003 totaled $1,557,000, which was an increase of $272,000 (21.2%) from the prior year quarter. In the second quarter of 2003, the Bank incurred $257,000 in OREO expense as compared to none in 2002. Legal fees increased $164,000 to total $214,000 primarily due to the City of King litigation discussed in two Form 8-K filings on April 11 and June 12, 2003. All other expenses decreased $199,000 on a quarter-over-quarter basis. The efficiency ratio for the second quarter of 2003 was 54.3% from 50.5% for the second quarter of 2002.

Noninterest expenses for the six-month period ending June 30, 2003 increased $1,735,000 (17.7%) to a total of $11,545,000 compared to $9,810,000 for the same period in 2002. Salary and benefit expenses increased $835,000 (14.4%) to $6,630,000 in 2003 versus $5,795,000 in the first six-months of 2002. In the first quarter of 2002, the Company recorded a one-time reduction to employee health care of $260,000. The balance of the increase was due to the additional staffing for the new Monterey branch, higher benefit costs and normal salary increases. For the first six months of 2003 occupancy and fixed asset expenses increased $440,000 (25.2%) to $2,181,000 compared to $1,741,000 in the same period last year. Costs related to the new Monterey branch, increased security and higher business volume contributed to the increase. Other expenses increased $460,000 (20.2%) to total $2,734,000 most of the increase was due to OREO expenses and legal fees as discussed in the previous paragraph. The efficiency ratio for the first six months of 2003 was 53.9% as compared to 49.8% for the same period of 2002.

Provision for Income Taxes

The effective tax rates, considering state and federal taxes, and tax exempt income, for the second quarter and first six-months of 2003 were 35.0% compared to 35.5% for the same periods in 2002. The estimated tax rates in 2003 are slightly lower as tax exempt loans and investment securities represent a higher percentage of income.

Securities

At June 30, 2003, available-for-sale securities had a market value of $107,008,000 with an amortized cost basis of $103,744,000. On an amortized cost basis, the investment portfolio increased by $10,261,000 from the balance at March 31, 2003 and decreased $1,180,000 from the balance at December 31, 2002. The unrealized gain of $3,264,000 at June 30, 2003 represented an increase of $507,000 from the unrealized gain of $2,758,000 at March 31, 2003 and an increase of $866,000 from the unrealized gain of $2,399,000 at December 31, 2002. The increase in the unrealized gain on the portfolio was the result of the continuing downward shift in the yield curve in the second quarter of 2003. Because of the lower market rates, mortgage backed securities have been subjected to record prepayments as homeowners refinance. This has affected the yield on Bank’s investment portfolio as higher yielding securities are prepaying and then being replaced with lower yielding securities. The average yield received on the taxable securities decreased 98 basis points from 4.25% in the first quarter of 2003 to 3.27% in the second quarter.

Loans

The ending loan balance at June 30, 2003 was $731,925,000, which was an increase of $13,262,000 (1.8%) from the March 31,2003 balance, a decrease of $13,428,000 (1.8%) from the year-end 2002 balance and an increase of $56,889,000 (8.4%) from the June 30, 2002 balance. During the quarter, real estate – other and consumer loans increased while commercial and construction loans decreased from March 31, 2003 balances. The most significant loan growth has been in the real estate – other category, which increased $21,481,000 (4.9%). Approximately half of that increase came from providing term loans for certain completed construction loan projects. Construction loans decreased $8,955,000 (15.5%) as projects were completed. Demand for new construction projects has remained relatively stable. Within its primary market area, the Bank has diversified its risk both as to property type and location. See “Credit Risk” below for a discussion regarding real estate risk.

Credit Risk

The Bank assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically examine new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of loan losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

Ultimately, the credit quality of the Bank’s loans may be influenced by underlying trends in the national and local economic and business cycles. The Bank’s business is mostly concentrated in Monterey County. The County’s economy is highly dependent on the agricultural and tourism industries. The agricultural industry is also a major driver of the economies of San Benito County and the southern portions of Santa Cruz and Santa Clara Counties, which represent the additional market areas for the Bank. As a result, the Bank lends money to individuals and companies dependent upon the agricultural and tourism industries.

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $560 million at June 30, 2003. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect the Company’s future prospects and results of operations.

In extending credit and commitments to borrowers, the Bank generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Bank’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Bank secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means. Loan losses from lending transactions related to real estate and agriculture compare favorably with the Bank’s loan losses on its loan portfolio as a whole.

Management believes that its lending policies and underwriting standards will tend to mitigate losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Bank’s loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Bank’s service area and limiting investments outside of this area, 2) maintaining a thorough understanding of borrowers’ knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers’ capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Bank’s construction lending officers. In addition, the Bank strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more, restructured loans performing in compliance with modified terms and OREO at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
In thousands (except percentages)	2003	2002
Past due 90 days or more and still accruing interest:
Commercial	$ 518	$ --
Real estate	4,574	--
Consumer and other	--	5

	5,092	5

Nonaccrual:
Commercial	603	272
Real estate	4,399	598
Consumer and other	--	--

	5,002	870

Restructured (in compliance with modified
terms)- Commercial	888	933

Total nonperforming and restructured loans	10,982	1,808

Other real estate owned	2,761	--

Total nonperforming assets	$13,743	$1,808

Allowance for loan losses as a percentage of
nonperforming and restructured loans	141%	843%
Nonperforming and restructured loans to total loans	1.53%	0.25%
Allowance for loan losses to nonperforming assets	113%	843%
Nonperforming assets to total assets	1.45%	0.20%

Nonperforming assets increased $11,935,000 from the December 31, 2002 balance. Almost all of this increase is attributable to three loans. During the second quarter of 2003, the Company acquired one OREO property with a value of $2,761,000. This loan was on nonaccrual at March 31, 2003. The Company expects to close the sale of this OREO property in the third quarter of 2003. There are two other loans totaling approximately $9.0 million that pertain to the redevelopment project in the City of King, details of which have been included in two Form 8-K filings made by the Company on April 11 and June 12, 2003. One of these loans for $4.6 million is included in the real estate 90 days past due and still accruing category as it is secured by the property and is in the process of foreclosure and collection. The second loan for $4.4 million is included in the nonaccrual category. No additional legal proceedings regarding the second loan have occurred since the filing of the Form 8-K on June 12. (For additional information see Note 3 to the consolidated condensed financial statements — Commitments and Contingencies and Part II Items 1 and 6. (b)). At June 30, 2003, nonperforming and restructured loans, excluding the OREO property, were 1.53% of total loans, which was up from 0.58% at March 31, 2003 and 0.25% at December 31, 2002. The ratio of nonperforming assets to total assets was 1.45% at June 30, 2003, 0.43% at March 31, 2003 and 0.20% at December 31, 2002.

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

At June 30, 2003, the recorded investment in loans that are considered impaired under SFAS No. 114 was $11,142,000. The total impaired loans include $4,574,000 of loans past due 90 days or more and still accruing interest, $5,002,000 of nonaccrual loans and $888,000 of restructured loans and $678,000 in other loans identified as impaired. The impaired loans had related valuation allowances totaling $3,034,000. At December 31, 2002, the recorded investment in loans considered impaired was $2,618,000, of which $870,000 was included in nonaccrual loans, $933,000 was included in restructured loans and $815,000 in other loans identified as impaired. The impaired loans at December 31, 2002 had valuation allowances totaling $1,165,000. Other than for the impaired loans disclosed above, management is not aware of any other potential problem loans, which were accruing and current at June 30, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. At June 30,2003, the formula allowance was $12,261,000 compared to $11,170,000 at March 31, 2003 and $12,002,000 at December 31, 2002. The increase in the formula allowance in the second quarter was primarily a result of an increase in the balances of substandard classified real estate loans.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all significant classified and criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At June 30, 2003, the specific allowance was $2,436,000 on a loan base of $32,960,000 compared to a specific allowance of $1,803,000 on a loan base of $28,864,000 at March 31, 2003 and a specific allowance of $1,830,000 on a loan base of $32,180,000 at December 31, 2002. The increase in the specific allowance in the second quarter of 2003 was due to the increase in the level of loans requiring specific valuation allowances.

The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At June 30, 2003, the unallocated allowance was $769,000 compared to $2,331,000 at March 31, 2003 and $1,402,000 at December 31, 2002. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at June 30, 2003 and set forth in the preceding paragraph.

The allowance for loan losses totaled $15,466,000 or 2.11% of total loans at June 30, 2003 compared to $15,304,000 or 2.13% at March 31, 2003,$15,235,000 or 2.04% at December 31, 2002 and $13,012,000 or 1.93% at June 30, 2002. At these dates, the allowance represented 141%, 378%, 843% and 707% of nonperforming loans.

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

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
In thousands (except percentages)	2003	2002	2003	2002
Beginning balance	$ 15,304	$ 12,144	$ 15,235	$ 11,753
Provision charged to expense	300	900	300	1,123
Loans charged off	(150)	(43)	(151)	(96)
Recoveries	12	11	82	232

Ending balance	$ 15,466	$ 13,012	$ 15,466	$ 13,012

Ending loan portfolio			$ 731,925	$ 675,036

Allowance for loan losses as percentage of ending loan portfolio			2.11%	1.93%

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2003 were approximately $200,858,000 and $5,624,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco and sellable SBA loans. On June 30, 2003, consolidated liquid assets totaled $140.2 million or 14.7% of total assets as compared to $102.6 million or 11.2% of total consolidated assets on December 31, 2002. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At June 30, 2003, the Bank had $80,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company’s total shareholders’ equity was $84,454,000 at June 30, 2003 compared to $78,076,000 at December 31, 2002.

The Company and the Bank are subject to regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of a certain level of capital. Under the regulations, capital requirements are based upon the composition of an institution’s asset base and the risk factors assigned to those assets. The guidelines characterize an institution’s capital as being “Tier 1” capital (defined to be principally shareholders’ equity less intangible assets) and “Tier 2” capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk weighted assets). The guidelines require the Company and the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The following table shows the Company’s and the Bank’s actual capital amounts and ratios at June 30, 2003 and December 31, 2002 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

	Actual:		For Capital Adequacy Purposes:		To Be Categorized Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of June 30, 2003
Total Capital (to Risk Weighted Assets):	$92,276	11.7%	$62,917	8.0%	N/A
Tier 1 Capital (to Risk Weighted Assets):	82,375	10.5%	31,459	4.0%	N/A
Tier 1 Capital (to Average Assets):	82,375	9.0%	36,505	4.0%	N/A
As of December 31, 2002
Total Capital (to Risk Weighted Assets):	$86,334	10.9%	$63,321	8.0%	N/A
Tier 1 Capital (to Risk Weighted Assets):	76,374	9.7%	31,660	4.0%	N/A
Tier 1 Capital (to Average Assets):	76,374	8.6%	35,576	4.0%	N/A
Community Bank
As of June 30, 2003
Total Capital (to Risk Weighted Assets):	$85,355	11.0%	$62,227	8.0%	$77,784	10.0%
Tier 1 Capital (to Risk Weighted Assets):	75,561	9.7%	31,114	4.0%	46,670	6.0%
Tier 1 Capital (to Average Assets):	75,561	8.3%	36,245	4.0%	45,306	5.0%
As of December 31, 2002
Total Capital (to Risk Weighted Assets):	$79,470	10.2%	$62,607	8.0%	$78,259	10.0%
Tier 1 Capital (to Risk Weighted Assets):	69,621	8.9%	31,304	4.0%	46,955	6.0%
Tier 1 Capital (to Average Assets):	69,621	7.9%	35,324	4.0%	44,155	5.0%

The Bank meets the “well capitalized” ratio measures at both June 30, 2003 and December 31, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against three interest rate scenarios. The scenarios include a 300 basis point rising rate forecast, a flat rate forecast and a 300 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the first year of the rate changes and in the year following the rate changes. The latest simulation forecast using May 31, 2003 balances and measuring against a flat rate environment, calculated that in a one-year horizon an increase in interest rates of 300 basis points would result in an increase of $2,753,000 in net interest income. Conversely, a 300 basis point decrease would result in a decrease of $3,661,000 in net interest income. The basic structure of the balance sheet has not changed significantly from the last simulation run.

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. The risk profile of the Bank has not changed materially from that at year-end 2002.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2003. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2003, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk (See Note 3 to the consolidated condensed financial statements — Commitments and Contingencies). The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

Certain financial institutions have elected to use special purpose vehicles (“SPV”) to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that makes it obligations secure even if the parent corporation goes bankrupt. Under such circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. The Company does not use SPV or other structures to dispose of problem assets.

Website Access

Information on the Company and its subsidiary Bank may be obtained from the Company’s website www.community-bnk.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, as well as Section 16 reports and amendments thereto, are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. To obtain copies of or to view the Company’s reports on 10-K, 10-Q and, 8-K, select the “Central Coast Bancorp” menu item, on the popup menu click on “Corporate Profile” then select “Central Coast Bancorp SEC Filings”. To obtain copies of or to view Section 16 reports filed by the Company’s insiders, select “Central Coast Bancorp SEC Section 16 Reports.”

PART II — OTHER INFORMATION

Item	1. Legal proceedings.

In April 2003, the Bank was served with an Application for a Writ of Mandate by the City of King which seeks the return from the Bank of an approximate $4.4 million certificate of deposit assigned to the Bank as collateral security for an approximate $4.4 million loan made by the Bank to a private real estate developer (a limited liability company). The loan to the developer was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The City of King alleges the certificate of deposit is general fund monies it deposited with the Bank and was not intended as a pledge for a loan. The certificate of deposit matured on March 30, 2003 and the $4.4 million loan became due on April 3, 2003. The Bank advised the City of King of its intention to apply the proceeds of the certificate of deposit to payment of the loan. Another loan made by the Bank to the developer of this project is secured by a first deed of trust on the project in the approximate amount of $4.6 million. A notice of default on this loan was filed on April 21, 2003. Because the loans were not paid on the due dates, the Bank considers the loans impaired under applicable accounting standards. The aggregate amount of the two loans currently outstanding and past due in respect of this redevelopment project is approximately $9.0 million.

On June 11, 2003, a hearing on the Application for Writ of Mandate by the City of King was held in the Monterey County Superior Court. At the hearing, the Superior Court Judge made a preliminary ruling that there was insufficient evidence of a legislative act by the City of King and that the Mayor of the City of King therefore lacked authority to pledge or assign the certificate of deposit to the Bank. The Final Judgment has not been issued. The Bank continues to hold the certificate of deposit.

Item	2. Changes in securities.

None.

Item	3. Defaults upon senior securities.

None.

Item	4. Submission of matters to a vote of security holders.

THE FOLLOWING ARE THE VOTING RESULTS OF THE REGISTRANTS’S ANNUAL MEETING OF THE SHAREHOLDERS HELD ON MAY 22, 2003:

PROPOSAL NO. 1: ELECTION OF DIRECTORS

NOMINEE	AFFIRMATIVE VOTES	VOTES WITHHELD
MICHAEL T. LAPSYS (Class 2)	8,331,941	48,271
DUNCAN L. McCARTER (Class 2)	8,281,233	98,979
NICK VENTIMIGLIA (Class 2)	8,191,686	188,526
PROPOSAL NO.2: APPROVAL OF THE APPOINTMENT OF DELOITTE AND TOUCHE LLP AS INDEPENDENT PUBLIC ACCOUNTANTS FOR THE 2003 FISCAL YEAR

FOR 8,323,464 AGAINST 16,300 ABSTAIN 40,448

TOTAL NUMBER OF SHARES VOTED: 8,380,212

IN ADDITION, THE FOLLOWING DIRECTORS CONTINUE IN OFFICE AS MEMBERS OF THE CLASS DESIGNATED AND WERE NOT SUBJECT TO SHAREHOLDER ELECTION AT THE ANNUAL MEETING:

ALFRED P. GLOVER (Class 1) LOUIS A. SOUZA (Class 1) MOSE E. THOMAS, JR. (Class 1) C. EDWARD BOUTONNET (Class 3) BRADFORD G. CRANDALL (Class 3) ROBERT M. MRAULE, D.D.S., M.D. (Class 3)

Item	5.Other information.

None.

Item	6.Exhibits and reports on Form 8-K.

(a)	Exhibits

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

(10.16)

Lease agreement dated November 18, 2002, related to 439 Alvarado Street, Monterey, California incorporated by reference from Exhibit 10.16 to the Registrant’s 2002 Annual Report on Form 10-K filed with the Commission on March 20, 2003

(21.1)	The Registrant's only subsidiary is its wholly owned subsidiary, Community Bank of Central California.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contracts, compensatory plans or arrangements.

(b)	Reports on Form 8-K.

As previously reported, a current report on Form 8-K was filed with the Commission on April 11, 2003. Another Form 8-K was filed on June 12, 2003. Both related to the following. In April 2003, the Bank was served with an Application for a Writ of Mandate by the City of King which seeks the return from the Bank of an approximate $4.4 million certificate of deposit assigned to the Bank as collateral security for an approximate $4.4 million loan made by the Bank to a private real estate developer (a limited liability company). The loan to the developer was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The City of King alleges the certificate of deposit is general fund monies it deposited with the Bank and was not intended as a pledge for a loan. The certificate of deposit matured on March 30, 2003 and the $4.4 million loan became due on April 3, 2003. The Bank advised the City of King of its intention to apply the proceeds of the certificate of deposit to payment of the loan. Another loan made by the Bank to the developer of this project is secured by a first deed of trust on the project in the approximate amount of $4.6 million. A notice of default on this loan was filed on April 21, 2003. Because the loans were not paid on the due dates, the Bank considers the loans impaired under applicable accounting standards. The aggregate amount of the two loans currently outstanding and past due in respect of this redevelopment project is approximately $9.0 million.

On June 11, 2003, a hearing on the Application for Writ of Mandate by the City of King was held in the Monterey County Superior Court. At the hearing, the Superior Court Judge made a preliminary ruling that there was insufficient evidence of a legislative act by the City of King and that the Mayor of the City of King therefore lacked authority to pledge or assign the certificate of deposit to the Bank. The Final Judgment has not been issued. The Bank continues to hold the certificate of deposit.

A second report on Form 8-K was filed with the Commission on July 23, 2003, reporting a press release dated July 22, 2003 regarding the Company’s operating results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2003	CENTRAL COAST BANCORP

By: /s/ NICK VENTIMIGLIA
Nick Ventimiglia
Chief Executive Officer

By: /s/ ROBERT M. STANBERRY
Robert M. Stanberry
(Chief Financial Officer,
Principal Financial and
AccountingOfficer)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number

31.1	Certifications of Chief Executive Officer pursuant	31
	to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant	32
	to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial	33
	Officer pursuant to Section 906 the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING THE QUARTERLY REPORT ON FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2003

I, Nick Ventimiglia, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central Coast Bancorp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 8, 2003	/s/ NICK VENTIMIGLIA
Nick Ventimiglia
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING THE QUARTERLY REPORT ON FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2003

I, Robert M. Stanberry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central Coast Bancorp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 8, 2003	/s/ ROBERT M. STANBERRY
Robert M. Stanberry
Chief Financial Officer

EXHIBIT 32.1

Certification of Central Coast Bancorp
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Regarding Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Central Coast Bancorp, a California corporation (the “Company”), does hereby certify that:

1.

The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	Information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 8, 2003	/s/ NICK VENTIMIGLIA
Nick Ventimiglia
Chief Executive Officer

Dated: August 8, 2003	/s/ ROBERT M. STANBERRY
Robert M. Stanberry
Senior Vice President and
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Central Coast Bancorp and will be retained by Central Coast Bancorp and furnished to the Securities and Exchange Commission or its staff upon request.