Form 10-Q
period 2003-09-30
CENTRAL COAST BANCORP
filed 2003-11-12
CIK 921085

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

No par value Common Stock - 9,926,498 shares outstanding at November 6, 2003.

PART 1-FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS:

CENTRAL COAST BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

In thousands (except share data)	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$ 61,032	$ 63,915
Federal funds sold	5,151	2,700

Total cash and equivalents	66,183	66,615
Available-for-sale securities at fair value (amortized cost of $151,991
at September 30, 2003 and $104,925 at December 31, 2002)	152,959	107,323
Loans:
Commercial	206,274	224,840
Real estate-construction	55,584	74,214
Real estate-other	473,650	433,921
Consumer	13,999	13,414
Deferred loan fees, net	(1,139)	(1,036)

Total loans	748,368	745,353
Allowance for loan losses	(16,272)	(15,235)

Net Loans	732,096	730,118

Premises and equipment, net	2,787	2,959
Other real estate owned	2,761	--
Accrued interest receivable and other assets	13,097	12,117

Total assets	$ 969,883	$ 919,132

Liabilities and Shareholders' Equity
Deposits:
Demand, noninterest bearing	$ 239,802	$ 261,242
Demand, interest bearing	134,715	127,692
Savings	230,137	181,089
Time	267,348	256,479

Total Deposits	872,002	826,502
Accrued interest payable and other liabilities	11,813	14,554

Total liabilities	883,815	841,056

Commitments and contingencies (Note 3)
Shareholders Equity:
Preferred stock-no par value; authorized
1,000,000 shares; none outstanding
Common stock - no par value; authorized 25,000,000 shares;
issued and outstanding: 9,919,636 shares at September 30, 2003
and 9,015,675 shares at December 31, 2002	51,316	51,289
Shares held in deferred compensation trust (411,191 at Sept. 30, 2003
and 373,810 as of December 31, 2002), net of deferred obligation	--	--
Retained earnings	34,185	25,383
Accumulated other comprehensive income (loss) - net of taxes
of $402 at September 30, 2003 and $994 at December 31, 2002	567	1,404

Total shareholders' equity	86,068	78,076

Total liabilities and shareholders' equity	$ 969,883	$ 919,132

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except per share data)	2003	2002	2003	2002
Interest Income
Loans (including fees)	$11,086	$11,504	$32,976	$32,548
Investment securities	1,319	1,443	3,502	4,790
Other	98	65	260	212

Total interest income	12,503	13,012	36,738	37,550

Interest Expense
Interest on deposits	2,743	3,423	8,510	10,352
Other	102	113	315	327

Total interest expense	2,845	3,536	8,825	10,679

Net Interest Income	9,658	9,476	27,913	26,871
Provision for Loan Losses	630	925	930	2,048

Net Interest Income after Provision for Loan Losses	9,028	8,551	26,983	24,823

Noninterest Income
Service Charges on Deposits	806	644	2,330	1,721
Other	732	348	1,801	1,000

Total noninterest income	1,538	992	4,131	2,721

Noninterest Expenses
Salaries and benefits	3,407	3,170	10,037	8,965
Occupancy	630	549	1,838	1,429
Furniture and equipment	431	469	1,404	1,330
Other	1,559	1,069	4,293	3,343

Total noninterest expenses	6,027	5,257	17,572	15,067

Income Before Provision for
Income Taxes	4,539	4,286	13,542	12,477
Provision for Income Taxes	1,589	1,438	4,739	4,346

Net Income	$ 2,950	$ 2,848	$ 8,803	$ 8,131

Basic Earnings per Share	$ 0.30	$ 0.29	$ 0.89	$ 0.81
Diluted Earnings per Share	$ 0.28	$ 0.27	$ 0.85	$ 0.78

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands
Nine months ended September 30,	2003	2002
Cash Flows from Operations
Net income	$ 8,803	$ 8,131
Reconciliation of net income to net cash provided
by operating activities:
Provision for loan losses	930	2,048
Net gain on sale of investments	(430)	(102)
Depreciation	968	948
Net (gain) loss on sale of fixed assets	(12)	17
Amortization and accretion	696	584
Gain on other real estate owned	--	(71)
Increase in accrued interest receivable and other assets	(579)	(678)
Increase (decrease) in accrued interest payable and other liabilities	569	(471)
Increase (decrease) in deferred loan fees	103	82

Net cash provided by operations	11,048	10,488

Cash Flows from Investing Activities:
Proceeds from maturities of available-for-sale securities	81,301	113,063
Purchases of available-for-sale securities	(138,656)	(102,477)
Proceeds from sale of available-for-sale securities	10,214	16,714
Net increase in loans	(5,772)	(104,047)
Proceeds from sale of other owned real estate	--	670
Proceeds from sale of equipment	12	--
Purchases of premises and equipment	(796)	(949)

Net cash used in investing activities	(53,697)	(77,026)

Cash Flows from Financing Activities:
Net increase in deposit accounts	45,500	45,737
Net (decrease) increase in other borrowings	(3,310)	12,427
Cash received for stock options exercised	27	210

Net cash provided by financing activities	42,217	58,374

Net decrease in cash and equivalents	(432)	(8,164)
Cash and equivalents, beginning of period	66,615	55,245

Cash and equivalents, end of period	$ 66,183	$ 47,081

Noncash Investing and Financing Activities:
The Company obtained $2,761,000 of real estate (OREO) in the first nine months of 2003 and $591,000 in the first nine months of 2002 in connection with foreclosures of delinquent loans.

Other Cash Flow Information:
Interest paid	$ 8,510	$ 11,215
Income taxes paid	5,081	4,697

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2003 (Unaudited)

NOTE 1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp’s (the “Company’s”) consolidated financial position at September 30, 2003, the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2003 and 2002 may not necessarily be indicative of the operating results for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except per share data)	2003	2002	2003	2002
Net Income - As Reported	$ 2,950	$ 2,848	$ 8,803	$ 8,131
Compensation expense from amortization of
fair value of stock awards	(5)	(37)	(15)	(110)
Taxes on compensation expense	2	15	6	45

Pro Forma Net Income	$ 2,947	$ 2,826	$ 8,794	$ 8,066

Basic Earnings per Share - As Reported	$ 0.30	$ 0.29	$ 0.89	$ 0.81
Pro Forma Basic Earnings per Share	$ 0.30	$ 0.29	$ 0.89	$ 0.81
Diluted Earnings per Share - As Reported	$ 0.28	$ 0.27	$ 0.85	$ 0.78
Pro Forma Diluted Earnings per Share	$ 0.28	$ 0.27	$ 0.85	$ 0.78

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $228,222,000 and standby letters of credit of approximately $7,339,000 at September 30, 2003. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $32,284,000 of loan commitments outstanding at September 30, 2003 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

In addition to the Form 10-Q for the quarterly period ending June 30, 2003, current reports on Form 8-K were filed with the Commission on April 11, 2003, June 12, 2003 and October 9, 2003, which contained disclosures regarding litigation between the Bank and the City of King concerning a certificate of deposit as described below.

In April 2003, the Bank was served with an Application for a Writ of Mandate by the City of King which seeks the return from the Bank of an approximate $4.4 million certificate of deposit assigned to the Bank as collateral security for an approximate $4.4 million loan made by the Bank to a private real estate developer (a limited liability company). The loan to the developer was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The City of King alleges the certificate of deposit is general fund monies it deposited with the Bank and was not intended as a pledge for a loan. The certificate of deposit matured on March 30, 2003 and the $4.4 million loan became due on April 3, 2003. The Bank advised the City of King of its intention to apply the proceeds of the certificate of deposit to payment of the loan. Another loan made by the Bank to the developer of this project is secured by a first deed of trust on the project in the approximate amount of $4.6 million. A notice of default on this loan was filed on April 21, 2003 and the loan is in the process of foreclosure and collection. Because the loans were not paid on the due dates, the Bank considers the loans impaired under applicable accounting standards. The aggregate amount of the two loans currently outstanding and past due in respect of this redevelopment project is approximately $9.0 million.

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

On September 15, 2003, the Monterey County Superior Court issued a Judgment confirming its preliminary ruling in the Writ of Mandate proceeding which was held on June 11, 2003. The Judgment ordered that a Peremptory Writ of Mandate issue requiring the Bank to return to the City of King the principal balance of the Certificate of Deposit in the approximate amount of $4.4 million dollars together with interest accrued at the rate of 6% per annum from March 1, 2003 through the date of the Judgment.

On September 30, 2003, Bank counsel filed pleadings requesting, among other matters, to stay enforcement of the Judgment pending a motion for new trial and to vacate and set aside the Judgment, Statement of Decision contained therein, and the Writ of Mandate, or to stay enforcement thereof pending the Bank’s appeal of the Judgment. A hearing was scheduled on October 31, 2003, but has been rescheduled to November 7 or as soon thereafter as the matter may be heard, in the Monterey County Superior Court, to consider the Bank’s Motion for Stay of the Judgment. A hearing on the Bank’s Motion for a New Trial and to vacate the Judgment will be set if the court agrees to consider it. The Bank continues to hold the certificate of deposit.

The outcome of this matter continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit and has instructed its attorneys to take all necessary steps to initiate an appeal in the event that the Bank’s Motions for Stay of the Judgment, New Trial and to vacate the Judgment are denied.

If the Judgment is not reversed on appeal and becomes final, the Bank could sustain the loss of the certificate of deposit as collateral security for the loan. In such event, the entire $4.4 million would likely become a charge to the Bank’s allowance for loan losses because the nature and extent of other sources of recovery available to the Bank are uncertain at present.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for three and nine month periods ended September 30 is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except per share data)	2003	2002	2003	2002
Basic Earnings Per Share
Net income	$ 2,950	$ 2,848	$ 8,803	$ 8,131
Weighted average common shares outstanding	9,919	9,914	9,918	9,898

Basic earnings per share	$ 0.30	$ 0.29	$ 0.89	$ 0.81

Diluted Earnings Per Share
Net income	$ 2,950	$ 2,848	$ 8,803	$ 8,131
Weighted average common shares outstanding	9,919	9,914	9,918	9,898
Dilutive effect of outstanding options	450	461	442	465

Weighted average common shares outstanding - Diluted	10,369	10,375	10,360	10,363

Diluted earnings per share	$ 0.28	$ 0.27	$ 0.85	$ 0.78

NOTE 5. COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2003	2002	2003	2002
Net income	$ 2,950	$2,848	$ 8,803	$ 8,131

Other comprehensive income (loss)- Net unrealized
gain (loss) on available-for-sale securities	(1,239)	1,533	(585)	3,074
Reclassification adjustment for gains included in income	(176)	--	(430)	(102)
Taxes on reclassification adjustment	73	--	178	42

Total other comprehensive income	(1,342)	1,533	(837)	3,014

Total comprehensive income	$ 1,608	$4,381	$ 7,966	$ 11,145

NOTE 6. STOCK REPURCHASE PLAN

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. The Company has not repurchased any shares in 2003. As of September 30, 2003, there were approximately 307,900 shares remaining under the program for repurchase by the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company’s market areas; (4) the effects of terrorism, the threat of terrorism or the impact of military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company’s business this report should be read in conjunction with Central Coast Bancorp’s annual report on Form 10-K for the year ended December 31, 2002, and the 2003 quarterly reports on Form 10-Q and Form 8-K current reports.

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

Business Organization

Central Coast Bancorp (the “Company”) is a California corporation organized in 1994, and is the parent company for Community Bank of Central California, a state-chartered bank, headquartered in Salinas, California (the “Bank”). Its investment in the Bank comprises the major business activity of the Company. Upon prior notification to the Board of Governors of the Federal Reserve System (“Board of Governors”), the Company is authorized to engage in a variety of activities, which are deemed closely related to the business of banking. The Company is engaged in certain lending activities related to the purchase of certain tax advantaged loans from the Bank.

The Bank offers a full range of commercial banking services, including a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises. Its principal markets are located in the counties of Monterey, San Benito, Santa Clara and Santa Cruz, which are in the central coast area of California.

Overview

For the third quarter of 2003, the Company had net income of $2,950,000 as compared to $2,848,000 reported in the year earlier period. Diluted earnings per share for the two quarters was $0.28 and $0.27, respectively. The annualized return on equity (ROE) and return on assets (ROA) for the third quarter 2003 were 13.75% and 1.21% as compared to 15.14% and 1.29% for the same period in 2002.

Net income for the nine months ended September 30, 2003 and 2002 was $8,803,000 and $8,131,000. Diluted earnings per share were $0.85 and $0.78, respectively. For the first nine months of 2003, ROE was 14.25% and ROA was 1.27% as compared to 15.33% and 1.28% for the same period in 2002. The earnings per share for the 2002 periods have been adjusted for the 10% stock dividend distributed in February 2003.

During the third quarter of 2003, the Company continued to experience growth in total assets, loans and deposits. The Company ended the quarter with total assets of $969,883,000, an increase of $19,062,000 (2.0%) from the June 30, 2003 balance and a $50,751,000 (5.5%) increase from year-end 2002. Although, loan demand has not been as vigorous in 2003 as it was in the past two years, loans increased $16,443,000 (2.2%) from the June 30, 2003 balance to total $748,368,000 at September 30, 2003. This is slight increase from the year-end 2002 loan total of $745,353,000. Deposits growth has been steady in 2003 increasing $17,716,000 (2.1%) in the third quarter to a total of $872,002,000 at September 30, 2003. Year-to-date deposits have increased $45,500,000 (5.5%). On a year-over-year basis, the Company’s focus on internal growth has generated an increase in assets of $98,568,000 (11.3%); an increase in loans of $37,957,000 (5.3%); and an increase in deposits of $101,403,000 (13.2%).

At September 30, 2003, nonperforming assets totaled $13,922,000, which was an increase of $179,000 from the June 30, 2003 balance of $13,743,000. The two loans related to the King City redevelopment project accounted for approximately $9.0 million of the total. (For additional information see Note 3 to the consolidated condensed financial statements — Commitments and Contingencies, Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned section of this MD& A and Part II Items 1 and 6 (b)).

Central Coast Bancorp ended the third quarter of 2003 with a Tier 1 capital ratio of 10.5% and a total risk-based capital ratio of 11.8% versus 9.8% and 11.0%, respectively, at the end of the third quarter of 2002.

Within the Management’s Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis (“FTE”). These items have been adjusted to give effect to $273,000 and $280,000 in taxable equivalent interest income on tax-free investments for the three- month periods ending September 30, 2003 and 2002 and $828,000 and $841,000 for the nine month periods ending September 30, 2003 and 2002.

The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement

	Three Months Ended September 30,		Percentage Change Increase	Nine Months Ended September 30,		Percentage Change Increase
In thousands (except percentages)	2003	2002	(Decrease)	2003	2002	(Decrease)
Interest Income (1)	$12,776	$13,292	-4%	$37,566	$38,391	-2%
Interest Expense	2,845	3,536	-20%	8,825	10,679	-17%

Net interest income	9,931	9,756	2%	28,741	27,712	4%
Provision for Loan Losses	630	925	-32%	930	2,048	-55%

Net interest income after
provision for loan losses	9,301	8,831	5%	27,811	25,664	8%
Noninterest Income	1,538	992	55%	4,131	2,721	52%
Noninterest Expense	6,027	5,257	15%	17,572	15,067	17%

Income before income taxes	4,812	4,566	5%	14,370	13,318	8%
Income Taxes	1,589	1,438	11%	4,739	4,346	9%
Tax Equivalent Adjustment	273	280	-3%	828	841	-2%

Net income	$ 2,950	$ 2,848	4%	$ 8,803	$ 8,131	8%

(1) Interest on tax-free securities is reported on tax equivalent basis.

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

	Three months ended September 30,
(Taxable Equivalent Basis)	2003			2002
In thousands (except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Earning Assets:
Loans (1) (2)	$722,187	$11,086	6.09%	$677,338	$11,504	6.74%
Taxable investments	89,131	773	3.44%	71,894	884	4.88%
Tax-exempt securities (tax equiv. basis)	48,368	819	6.72%	49,177	839	6.77%
Federal funds sold	38,626	98	1.01%	14,313	65	1.80%

Total Earning Assets	898,312	$12,776	5.64%	812,722	$13,292	6.49%

Cash and due from banks	51,848			47,493
Other assets	17,959			13,886

	$968,119			$874,101

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$130,645	$ 204	0.62%	$135,066	$ 370	1.09%
Savings	233,696	780	1.32%	202,332	1,089	2.14%
Time deposits	271,275	1,759	2.57%	245,556	1,964	3.17%
Other borrowings	6,448	102	6.28%	8,215	113	5.46%

Total interest bearing liabilities	642,064	2,845	1.76%	591,169	3,536	2.37%

Demand deposits	234,578			202,159
Other Liabilities	6,329			6,184

Total Liabilities	882,971			799,512
Shareholders' Equity	85,148			74,589

	$968,119			$874,101

Net interest income and margin (3)		$9,931	4.39%		$9,756	4.76%

(1)	Loan interest income includes fee income of $427,000 and $429,000 for the three month periods ended September 30, 2003 and 2002, respectively.

(2)

Includes the average allowance for loan losses of $15,777,000 and $13,356,000 and average deferred loan fees of $1,057,000 and $1,173,000 for the three months ended September 30, 2003 and 2002, respectively.

(3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Nine months ended September 30,
(Taxable Equivalent Basis)	2003			2002
In thousands (except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Earning Assets:
Loans (1) (2)	$714,648	$32,976	6.17%	$637,234	$32,548	6.83%
Taxable investments	68,405	1,848	3.61%	81,988	3,109	5.07%
Tax-exempt securities (tax equiv. basis)	48,774	2,482	6.80%	49,310	2,522	6.84%
Federal funds sold	30,839	260	1.13%	16,532	212	1.71%

Total Earning Assets	862,666	$37,566	5.82%	785,064	$38,391	6.54%

Cash and due from banks	50,130			47,484
Other assets	16,604			14,293

	$929,400			$846,841

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$122,102	$ 596	0.65%	$127,624	$ 1,003	1.05%
Savings	218,265	2,506	1.54%	171,690	2,764	2.15%
Time deposits	273,390	5,408	2.64%	264,102	6,585	3.33%
Other borrowings	6,534	315	6.45%	7,278	327	6.01%

Total interest bearing liabilities	620,291	8,825	1.90%	570,694	10,679	2.50%

Demand deposits	219,760			199,185
Other Liabilities	6,764			6,060

Total Liabilities	846,815			775,939
Shareholders' Equity	82,585			70,902

	$929,400			$846,841

Net interest income and margin (3)		$28,741	4.45%		$27,712	4.72%

(1)	Loan interest income includes fee income of $1,251,000 and $1,230,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

(2)

Includes the average allowance for loan losses of $15,493,000 and $12,538,000 and average deferred loan fees of $1,010,000 and $1,143,000 for the nine months ended September 30, 2003 and 2002, respectively.

(3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

Volume/Rate Analysis

In thousands
Three Months Ended September 30, 2003 over 2002 Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change
Net Loans (1)(2)	$ 762	$(1,180)	$(418)
Taxable investment securities	212	(323)	(111)
Tax exempt investment securities (3)	(14)	(6)	(20)
Federal funds sold	110	(77)	33

Total	1,070	(1,586)	(516)

Interest-bearing liabilities:
Demand deposits	(12)	(154)	(166)
Savings deposits	169	(478)	(309)
Time deposits	205	(410)	(205)
Other borrowings	(24)	13	(11)

Total	338	(1,029)	(691)

Interest differential	$ 732	$ (557)	$ 175

Nine Months Ended September 30, 2003 over 2002 Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change

Net Loans (1)(2)	$ 3,955	$(3,527)	$ 428
Taxable investment securities	(515)	(746)	(1,261)
Tax exempt investment securities (3)	(27)	(13)	(40)
Federal funds sold	183	(135)	48

Total	3,596	(4,421)	(825)

Interest-bearing liabilities:
Demand deposits	(43)	(364)	(407)
Savings deposits	749	(1,007)	(258)
Time deposits	231	(1,408)	(1,177)
Other borrowings	(33)	21	(12)

Total	904	(2,758)	(1,854)

Interest differential	$ 2,692	$(1,663)	$ 1,029

(1)	The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2)

Loan fees of $427,000 and $429,000 for the quarters ended September 30, 2003 and 2002, and loan fees of $1,251,000 and $1,230,000 for the nine months ended September 30, 2003 and 2002, respectively, have been included in the interest income computation.

(3)	Includes taxable-equivalent adjustments that relate to income on certain securities that are exempt from Federal income taxes. The effective Federal statutory tax rate was 35% for 2003 and 2002.

(4)	The rate / volume variance has been included in the rate variance.

Net interest income for the third quarter of 2003 was $9,931,000, which was an increase of $175,000 (1.8%) from the $9,756,000 recorded in the third quarter of 2002. Both interest income and interest expense decreased from their prior year levels. The interest income component decreased $516,000 (3.9%) on a quarter-over-quarter basis as the increase in volume of earning assets did not offset the effect from lower rates. Average loan balances were $44,849,000 (6.6%) higher in the third quarter of 2003 versus the same quarter in the previous year. This volume difference added $1,070,000 to interest income. However, the average yield earned on loans in the third quarter of 2003 was 6.09%, a decrease of 65 basis points from the yield earned in the third quarter of 2002. The lower loan yield decreased interest income by $1,586,000. The average balance of taxable investment securities in the third quarter of 2003 was $17,237,000 (24.0%) higher than it was in the third quarter of 2002. The higher balances added $212,000 to interest income. However, rates received on those investments decreased 144 basis points between the two periods. The lower rates reduced interest income $323,000 on a quarter-over-quarter basis. The average balance of the Company’s portfolio of tax-exempt securities decreased $809,000 (1.6%) from the third quarter of 2002 to the third quarter of 2003. The tax equivalent yield decreased 5 basis points to 6.72% during that period. The lower balance and rate combined to decrease interest income $20,000.

Interest expense decreased $691,000 to $2,845,000 in the third quarter of 2003 as compared to the third quarter of 2002. The average rate paid on interest-bearing liabilities declined 62 basis points to 1.76% for the third quarter of 2003 as compared to 2.37% in the year earlier period. This decrease in rates reduced interest expense by $1,029,000. Average balances of interest-bearing liabilities in the third quarter of 2003 increased by $50,895,000 (8.6%) over the prior year period. These higher balances added $338,000 to interest expense. Without further rate changes from the Federal Reserve Bank, we do not anticipate that the deposit rates will adjust much lower.

The net interest margin for the third quarter of 2003 was 4.39% as compared to 4.76% in the year earlier period. The net interest margin in the third quarter of 2003 decreased 6 basis points from 4.45% in the second quarter of 2003. The decrease in net interest margin from the second quarter is primarily a result of lower yields on loans and taxable investment securities from the 25 basis point decrease in the Federal Funds rate in late June 2003 and the lower market rates on investment securities. The yield on earning assets decreased more than the rates paid on the deposit liabilities.

For the nine-month period ending September 30, 2003, net interest income increased $1,029,000 (3.7%) over the first nine months of 2002. The interest income component decreased $825,000 to $37,566,000. Average balances of earning assets were $77,602,000 (9.9%) higher in the first nine-months of 2003 than the same period in 2002. The average balance of loans was $77,414,000 higher, which contributed $3,955,000 to interest income. The average yield received on loans in the first nine-months of 2003 was 66 basis points lower than the 6.83% received in the year earlier period. The lower yield on loans decreased interest income by $3,527,000. The average balance of taxable investment securities was $13,583,000 (16.6%) lower in the first nine-months of 2003 than in the year earlier period. The lower balances in taxable investments decreased interest income $515,000. Yields on the investment securities decreased 146 basis point to 3.61% and that resulted in a $746,000 decrease in interest income.

Interest expense for the nine-month period ending September 30, 2003 decreased $1,854,000 (17.4%) from the first nine-months of 2002. Average balances of interest bearing liabilities in the first nine-months of 2003 were $49,597,000 (8.7%) higher than in the year earlier period. These volume increases added $904,000 to interest expense. For the first nine-months of 2003, average rates paid on interest bearing liabilities was 1.90% for a decline of 60 basis points from the rates paid in the first nine-months of 2002. The lower rates resulted in a $2,758,000 decrease in interest expense in the first nine-months of 2003 from the prior year period.

The impact of the above changes in volumes and rates for earning assets and interest bearing liabilities for the first nine-months of 2003 resulted in a decreases in the net interest margin of 27 basis points to 4.45% from 4.72% in the year earlier period.

Provision for Loan Losses

The Bank provided $630,000 for loan losses in the third quarter of 2003 as compared to $925,000 in the third quarter of 2002. For the nine-month period ended September 30, 2003, the Bank provided $930,000 compared to $2,048,000 in the year earlier period. The provision for loan losses that has been recorded is based on factors which consider the growth or decline in the level of loans, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the required level of loan loss reserves. At September 30, 2003, the ratio of the allowance for loan losses to total loans was 2.17% as compared to 2.04% at December 31, 2002 and 1.96% at September 30, 2002. (See the “Credit Risk” and “Allowance for Loan Losses” sections for additional discussion).

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income increased $546,000 (55.0%) to $1,538,000 in the third quarter of 2003 as compared to $992,000 in the third quarter of 2002. Service charges on deposit accounts increased $162,000 (25.2%) due to higher volumes. Other noninterest income increased $384,000 (110%). In the third quarter of 2003, the Bank realized a gain of $176,000 on the sale of investment securities and recorded operating income of $260,000 from its OREO property as compared to no activity in those areas in the third quarter of 2002. In the third quarter of 2002, the Bank realized a gain of $71,000 on the sale of an OREO property.

For the first nine-months of 2003, noninterest income increased $1,410,000 (51.8%) to $4,131,000 compared to $2,721,000 in the same period last year. Service charges on deposits increased $609,000 (35.4%) to $2,330,000 in 2003 due to higher volumes and the effect of certain fee increases. In the first nine-months of 2003, other fee income was $1,801,000, an $801,000 (80%) increase over the $1,000,000 earned in the same period last year. Within other fees, mortgage origination fees, gains on the sale of securities and the OREO operating income were the major contributors to the increase offset by a $71,000 gain on the sale of OREO property in 2002.

Noninterest Expense

Noninterest expenses increased $770,000 (14.7%) to $6,027,000 in the third quarter of 2003 as compared to $5,257,000 in the third quarter 2002. Salary and employee benefits increased $237,000 (7.5%) to $3,407,000 because of additional staffing for the new Monterey branch, opened in January 2003, internal growth, higher benefit costs, and normal salary increases. On a quarter-over-quarter basis, occupancy and fixed asset expenses increased $43,000 (4.2%) from $1,018,000 in 2002 to $1,061,000 in 2003. Costs related to the new Monterey branch, increased security and higher business volume contributed to the increase. Other expenses for the third quarter of 2003 was $1,559,000, an increase of $490,000 (45.8%) from the prior year quarter. In the third quarter of 2003, the Bank incurred $293,000 in OREO expense as compared to only $1,000 in 2002. Legal fees increased $113,000 to $148,000 primarily due to the City of King litigation previously discussed in the Company’s Form 10-Q for the quarter ended June 30, 2003 and Form 8-K filings on April 11, June 12 and October 9, 2003. All other expenses increased $85,000 on a quarter-over-quarter basis. The efficiency ratio for the quarter ended September 30, 2003 was 52.6% as compared to 48.9%, in the year earlier period.

Noninterest expenses for the nine-month period ending September 30, 2003 increased $2,505,000 (16.6%) to a total of $17,572,000 compared to $15,067,000 for the same period in 2002. Salary and benefit expenses increased $1,072,000 (12.0%) to $10,037,000 in 2003 versus $8,965,000 in the first nine-months of 2002. The increase was due to the additional staffing for the new Monterey branch, higher benefit costs and normal salary increases and the impact of a one-time reduction to employee health care expenses of $260,000 in the first quarter of 2002. For the first nine-months of 2003, occupancy and fixed asset expenses increased $483,000 (17.5%) to $3,242,000 compared to $2,759,000 in the same period last year. Costs related to the new Monterey branch, increased security and higher business volume contributed to the increase. Other expenses increased $950,000 (28.4%) to $3,343,000 for the nine-month period ended September 30, 2003. OREO expenses increased $548,000 to $549,000. Legal fees increased $261,000 due to the City of King matter as discussed in the previous paragraph. As a result of the above increases, the efficiency ratio for the first nine-months of 2003 was 53.5% as compared to 49.5% for the same period of 2002.

Provision for Income Taxes

The effective tax rate, considering state and federal taxes, and tax exempt income, for the third quarter and first nine months of 2003 was 35.0% in each period as compared to 33.6% and 34.8% for the same periods in 2002. In the third quarter of 2002, the Company reduced its estimated year-to-date tax provision from 35.5% to 35.0%.

Securities

At September 30, 2003, available-for-sale securities had a market value of $152,959,000 with an amortized cost basis of $151,991,000. On an amortized cost basis, the investment portfolio increased by $48,247,000 from the balance at June 30, 2003 and $47,066,000 from the balance at December 31, 2002. The unrealized gain of $968,000 at September 30, 2003 represented a decrease of $2,296,000 from the unrealized gain of $3,264,000 at June 30, 2003 and a decrease of $1,430,000 from the unrealized gain of $2,398,000 at December 31, 2002. The decrease in the unrealized gain on the portfolio was the result of an upward shift in the yield curve in the third quarter of 2003. At the securities pricing date for September 2003, the five through ten year market rates for securities were more than 100 basis points higher than at the June 2003 pricing date. The Company was more active in the investment markets in the third quarter of 2003 as it reinvested principal from mortgage prepayments as well as investing new funds.

Loans

The ending loan balance at September 30, 2003 was $748,368,000, which was an increase of $16,443,000 (2.2%) from the June 30, 2003 balance, an increase of $3,015,000 (0.4%) from the year-end 2002 balance and an increase of $37,957,000 (5.3%) from the September 30, 2002 balance. During the third quarter, real estate – other and construction loans increased while commercial and consumer loans decreased from June 30, 2003 balances. The most significant loan growth has been in the real estate – other category, which increased $16,524,000 (3.6%). Construction loans had the highest percentage growth as they increased $6,941,000 (14.3%). Commercial loans decreased $6,714,000 (3.2%) due to seasonal fluctuations in the lines of credit and the pay-off of a large short-term loan. Within its primary market area, the Bank has diversified its risk both as to property type and location. See “Credit Risk” below for a discussion regarding real estate risk.

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

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $589 million at September 30, 2003. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect the Company’s future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more, restructured loans performing in compliance with modified terms and OREO at September 30, 2003 and December 31, 2002:

	September 30,	December 31,
In thousands (except percentages)	2003	2002
Past due 90 days or more and still accruing:
Commercial	$ 139	$ --
Real estate	4,836	--
Consumer and other	--	5

	4,975	5

Nonaccrual:
Commercial	925	272
Real estate	4,399	598
Consumer and other	--	--

	5,324	870

Restructured (in compliance with modified
terms)- Commercial	862	933

Total nonperforming and restructured assets	11,161	1,808

Other real estate owned	2,761	--

Total nonperforming assets	$13,922	$1,808

Allowance for loan losses as a percentage of
nonperforming and restructured loans	146%	843%
Nonperforming and restructured loans to total loans	1.52%	0.25%
Allowance for loan losses to nonperforming assets	117%	843%
Nonperforming assets to total assets	1.44%	0.20%

Nonperforming assets increased $12,114,000 from the December 31, 2002 balance. Almost all of this increase is attributable to three loans. During the second quarter of 2003, the Company acquired one OREO property with a value of $2,761,000. The expected closing of the sale of this OREO property has moved from the third quarter to the fourth quarter of 2003. There are two other loans totaling approximately $9.0 million that pertain to the redevelopment project in the City of King, details of which have been included in the Form 10-Q for June 30, 2003 and in the Form 8-K filings made by the Company on April 11, June 12 and October 9, 2003. The loan in the approximate amount of $4.4 million, secured by a certificate of deposit, which is the subject of the litigation between the Bank and the City of King is included in the nonaccrual category. The second loan in the approximate amount of $4.6 million is included in the real estate 90 days past due and still accruing category as it is secured by the property and is in the process of foreclosure and collection. (For additional information see Note 3 to the consolidated condensed financial statements — Commitments and Contingencies and Part II Items 1 and 6 (b)). At September 30, 2003, nonperforming and restructured loans, excluding the OREO property, were 1.52% of total loans, consistent with the 1.53% at June 30, 2003 and up from 0.25% at December 31, 2002. The ratio of nonperforming assets to total assets was 1.44% at September 30, 2003, 1.45% at June 30, 2003, and 0.20% at December 31, 2002.

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

At September 30, 2003, the recorded investment in loans that are considered impaired under SFAS No. 114 was $10,999,000. The total impaired loans include $4,574,000 of loans past due 90 days or more and still accruing interest, $5,324,000 of nonaccrual loans, $862,000 of restructured loans and $239,000 in other loans identified as impaired. The impaired loans had related valuation allowances totaling $2,661,000. At December 31, 2002, the recorded investment in loans considered impaired was $2,618,000, of which $870,000 was included in nonaccrual loans, $933,000 was included in restructured loans and $815,000 in other loans identified as impaired. The impaired loans at December 31, 2002 had valuation allowances totaling $1,165,000. Other than for the impaired loans disclosed above, management is not aware of any other potential problem loans, which were accruing and current at September 30, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. At June 30, 2003, the formula allowance was $12,214,000 compared to $12,261,000 at June 30, 2003 and $12,002,000 at December 31, 2002.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all significant classified and criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At September 30, 2003, the specific allowance was $2,711,000 on a loan base of $31,323,000 compared to a specific allowance of $2,436,000 on a loan base of $32,960,000 at June 30, 2003 and a specific allowance of $1,830,000 on a loan base of $32,180,000 at December 31, 2002. The increase in the specific allowance in the third quarter of 2003 was due to the increase in the level of loans requiring higher specific valuation allowances.

The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At September 30, 2003, the unallocated allowance was $1,347,000 compared to $769,000 at June 30, 2003 and $1,402,000 at December 31, 2002. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at September 30, 2003 and set forth in the preceding paragraph.

The allowance for loan losses totaled $16,272,000 or 2.17% of total loans at September 30, 2003 compared to $15,466,000 or 2.11% at June 30, 2003, $15,235,000 or 2.04% at December 31, 2002 and $13,947,000 or 1.96% at September 30, 2002. At these dates, the allowance represented 146%, 141%, 843% and 682% of nonperforming loans.

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

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
In thousands (except percentages)	2003	2002	2003	2002
Beginning balance	$ 15,466	$ 13,012	$ 15,235	$ 11,753
Provision charged to expense	630	925	930	2,048
Loans charged off	(86)	(2)	(237)	(98)
Recoveries	262	12	344	244

Ending balance	$ 16,272	$ 13,947	$ 16,272	$ 13,947

Ending loan portfolio			$748,368	$710,411

Allowance for loan losses as percentage of ending loan portfolio			2.17%	1.96%

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2003 were approximately $228,222,000 and $7,339,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) and sellable SBA loans. On September 30, 2003, liquid assets totaled $166.3 million or 17.1% of total assets as compared to $102.6 million or 11.2% of total assets on December 31, 2002. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At September 30, 2003, the Bank had $80,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company’s total shareholders’ equity was $86,068,000 at September 30, 2003 compared to $78,076,000 at December 31, 2002.

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

The following table shows the Company’s and the Bank’s actual capital amounts and ratios at September 30, 2003 and December 31, 2002 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

	Actual:		For Capital Adequacy Purposes:		To Be Categorized Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company
As of September 30, 2003
Total Capital (to Risk Weighted Assets):	$95,609	11.8%	$64,877	8.0%		N/A
Tier 1 Capital (to Risk Weighted Assets):	85,396	10.5%	32,439	4.0%		N/A
Tier 1 Capital (to Average Assets):	85,396	8.8%	38,697	4.0%		N/A

As of December 31, 2002
Total Capital (to Risk Weighted Assets):	$86,334	10.9%	$63,321	8.0%		N/A
Tier 1 Capital (to Risk Weighted Assets):	76,374	9.7%	31,660	4.0%		N/A
Tier 1 Capital (to Average Assets):	76,374	8.6%	35,576	4.0%		N/A

Community Bank
As of September 30, 2003
Total Capital (to Risk Weighted Assets):	$88,686	11.1%	$64,184	8.0%	$80,230		10.0%
Tier 1 Capital (to Risk Weighted Assets):	78,580	9.8%	32,092	4.0%	48,138		6.0%
Tier 1 Capital (to Average Assets):	78,580	8.2%	38,450	4.0%	48,062		5.0%

As of December 31, 2002
Total Capital (to Risk Weighted Assets):	$79,470	10.2%	62,607	8.0%	$78,259		10.0%
Tier 1 Capital (to Risk Weighted Assets):	69,621	8.9%	31,304	4.0%	46,955		6.0%
Tier 1 Capital (to Average Assets):	69,621	7.9%	35,324	4.0%	44,155		5.0%

The Bank meets the “well capitalized” ratio measures at both September 30, 2003 and December 31, 2002.

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

Asset/Liability Management

Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest rate environments. The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is one of the tools used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared using inputs of actual loan and interest bearing liability (i.e. deposits/borrowings) positions as the beginning base.

The Company measures the interest rate risk embedded in its current portfolio based on interest rates evolving over time along four forecast paths. Net interest margin and net interest income are calculated as the forecast balance sheet is processed against these four interest rate scenarios. One scenario is a flat rate based on the current rate environment. One scenario is an economic forecast, based on underlying economic and financial sector modeling. The other two are a rising and declining scenario based on gradual rate ramps which embody rate relationships. The nature of the specified rate tests is a gradual but significant change in interest rates projected to evolve over 12 months.

Rate risk is also estimated through the use of rate shock analysis. The model calculates both the percent and dollar changes in net interest income and market value of equity projected to occur should the yield curve instantaneously shift up or down in a parallel fashion from its beginning position. In the rate shock analysis, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include the flat rate scenario described above, and six additional rate shock scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These rate shock scenarios assume that interest rates increase or decrease immediately and remain at the new level in the future.

The latest simulation forecasts, using August 31, 2003 balances, indicate that the balance sheet is asset sensitive (earnings increase when interest rates rise and vice versa); and the basic structure of the balance sheet as of September 30, 2003 has not changed significantly from that simulation run. The magnitude of all the simulation results are within the Company’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. The risk profile of the Bank has not changed materially from that at year-end 2002.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2003. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2003, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk (See Note 3 to the consolidated condensed financial statements — Commitments and Contingencies). The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

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

Website Access

Information on the Company and its subsidiary Bank may be obtained from the Company’s website www.community-bnk.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are filed with the SEC. To access these reports through a link to the Edgar reporting system simply select the “Central Coast Bancorp – Corporate Profile” menu item, then click on the “Central Coast Bancorp SEC Filings” link. Section 16 insider filings can also be accessed through the website. Follow the same instructions and select “Central Coast Bancorp SEC Section 16 Reports”.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

In addition to the Form 10-Q for the quarterly period ending June 30, 2003, current reports on Form 8-K were filed with the Commission on April 11, 2003, June 12, 2003 and October 9, 2003, which contained disclosures regarding litigation between the Bank and the City of King concerning a certificate of deposit as described below.

In April 2003, the Bank was served with an Application for a Writ of Mandate by the City of King which seeks the return from the Bank of an approximate $4.4 million certificate of deposit assigned to the Bank as collateral security for an approximate $4.4 million loan made by the Bank to a private real estate developer (a limited liability company). The loan to the developer was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The City of King alleges the certificate of deposit is general fund monies it deposited with the Bank and was not intended as a pledge for a loan. The certificate of deposit matured on March 30, 2003 and the $4.4 million loan became due on April 3, 2003. The Bank advised the City of King of its intention to apply the proceeds of the certificate of deposit to payment of the loan. Another loan made by the Bank to the developer of this project is secured by a first deed of trust on the project in the approximate amount of $4.6 million. A notice of default on this loan was filed on April 21, 2003 and it is in the process of foreclosure and collection. Because the loans were not paid on the due dates, the Bank considers the loans impaired under applicable accounting standards. The aggregate amount of the two loans currently outstanding and past due in respect of this redevelopment project is approximately $9.0 million.

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

On September 15, 2003, the Monterey County Superior Court issued a Judgment confirming its preliminary ruling in the Writ of Mandate proceeding which was held on June 11, 2003. The Judgment ordered that a Peremptory Writ of Mandate issue requiring the Bank to return to the City of King the principal balance of the Certificate of Deposit in the approximate amount of $4.4 million dollars together with interest accrued at the rate of 6% per annum from March 1, 2003 through the date of the Judgment.

On September 30, 2003, Bank counsel filed pleadings requesting, among other matters, to stay enforcement of the Judgment pending a motion for new trial and to vacate and set aside the Judgment, Statement of Decision contained therein, and the Writ of Mandate, or to stay enforcement thereof pending the Bank’s appeal of the Judgment. A hearing was scheduled on October 31, 2003, but has been rescheduled to November 7 or as soon thereafter as the matter may be heard, in the Monterey County Superior Court, to consider the Bank’s Motion for Stay of the Judgment. A hearing on the Bank’s Motion for a New Trial and to vacate the Judgment will be set if the court agrees to consider it. The Bank continues to hold the certificate of deposit.

The outcome of this matter continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit and has instructed its attorneys to take all necessary steps to initiate an appeal in the event that the Bank’s Motions for Stay of the Judgment, New Trial and to vacate the Judgment are denied.

If the Judgment is not reversed on appeal and becomes final, the Bank could sustain the loss of the certificate of deposit as collateral security for the loan. In such event, the entire $4.4 million would likely become a charge to the Bank’s allowance for loan losses because the nature and extent of other sources of recovery available to the Bank are uncertain at present.

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

In addition to the Form 10-Q for the quarterly period ending June 30, 2003, current reports on Form 8-K were filed with the Commission on April 11, 2003, June 12, 2003 and October 9, 2003, which contained disclosures regarding litigation between the Bank and the City of King concerning a certificate of deposit as described below.

In April 2003, the Bank was served with an Application for a Writ of Mandate by the City of King which seeks the return from the Bank of an approximate $4.4 million certificate of deposit assigned to the Bank as collateral security for an approximate $4.4 million loan made by the Bank to a private real estate developer (a limited liability company). The loan to the developer was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The City of King alleges the certificate of deposit is general fund monies it deposited with the Bank and was not intended as a pledge for a loan. The certificate of deposit matured on March 30, 2003 and the $4.4 million loan became due on April 3, 2003. The Bank advised the City of King of its intention to apply the proceeds of the certificate of deposit to payment of the loan. Another loan made by the Bank to the developer of this project is secured by a first deed of trust on the project in the approximate amount of $4.6 million. A notice of default on this loan was filed on April 21, 2003 and it is in the process of foreclosure and collection. Because the loans were not paid on the due dates, the Bank considers the loans impaired under applicable accounting standards. The aggregate amount of the two loans currently outstanding and past due in respect of this redevelopment project is approximately $9.0 million.

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

On September 15, 2003, the Monterey County Superior Court issued a Judgment confirming its preliminary ruling in the Writ of Mandate proceeding which was held on June 11, 2003. The Judgment ordered that a Peremptory Writ of Mandate issue requiring the Bank to return to the City of King the principal balance of the Certificate of Deposit in the approximate amount of $4.4 million dollars together with interest accrued at the rate of 6% per annum from March 1, 2003 through the date of the Judgment.

On September 30, 2003, Bank counsel filed pleadings requesting, among other matters, to stay enforcement of the Judgment pending a motion for new trial and to vacate and set aside the Judgment, Statement of Decision contained therein, and the Writ of Mandate, or to stay enforcement thereof pending the Bank’s appeal of the Judgment. A hearing was scheduled on October 31, 2003, but has been rescheduled to November 7 or as soon thereafter as the matter may be heard, in the Monterey County Superior Court, to consider the Bank’s Motion for Stay of the Judgment. A hearing on the Bank’s Motion for a New Trial and to vacate the Judgment will be set if the court agrees to consider it. The Bank continues to hold the certificate of deposit.

The outcome of this matter continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit and has instructed its attorneys to take all necessary steps to initiate an appeal in the event that the Bank’s Motions for Stay of the Judgment, New Trial and to vacate the Judgment are denied.

If the Judgment is not reversed on appeal and becomes final, the Bank could sustain the loss of the certificate of deposit as collateral security for the loan. In such event, the entire $4.4 million would likely become a charge to the Bank’s allowance for loan losses because the nature and extent of other sources of recovery available to the Bank are uncertain at present.

A report on Form 8-K was filed with the Commission on October 21, 2003, reporting a press release dated October 31, 2003 regarding the Company’s operating results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 30, 2003	CENTRAL COAST BANCORP

By: /s/ NICK VENTIMIGLIA
Nick Ventimiglia
Chief Executive Officer

By: /s/ ROBERT M. STANBERRY
Robert M. Stanberry
(Chief Financial Officer,
Principal Financial and
AccountingOfficer)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number

31.1	Certifications of Chief Executive Officer pursuant	32
	to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant	33
	to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial	34
	Officer pursuant to Section 906 the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING THE QUARTERLY REPORT ON FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: October 30, 2003	/s/ NICK VENTIMIGLIA
Nick Ventimiglia
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING THE QUARTERLY REPORT ON FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: October 30, 2003	/s/ ROBERT M. STANBERRY
Robert M. Stanberry
Chief Financial Officer

EXHIBIT 32.1

Certification of Central Coast Bancorp
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Regarding Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003

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

2.	Information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 30, 2003	/s/ NICK VENTIMIGLIA
Nick Ventimiglia
Chief Executive Officer

Dated: October 30, 2003	/s/ ROBERT M. STANBERRY
Robert M. Stanberry
Senior Vice President and
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Central Coast Bancorp and will be retained by Central Coast Bancorp and furnished to the Securities and Exchange Commission or its staff upon request.