Form 10-K
period 2003-12-31
CENTRAL COAST BANCORP
filed 2004-03-01
CIK 921085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K (Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from to .
Commission file number 0-25418 CENTRAL COAST BANCORP (Exact name of registrant as specified in its charter)
California	77-0367061
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
301 Main Street, Salinas, California	93901
(Address of principal executive offices)	(Zip Code)

(831) 422-6642
(Registrant’s telephone number, including area code)

Secuties registered pursuant to Section 12(b) of the Act:   None

Secutities registered pursant to Section 12(g) of the Act:

Title of each class
Common Stock
(no par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   ☒  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $166,343,844. As of February 27, 2004, the registrant had 10,894,104 shares of Common Stock outstanding.

                                                               DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from registrant’s definitive proxy statement for the 2003 annual meeting of shareholders.

The Index to Exhibits is located at page 84                                                         Page 1 of 104 Pages

CENTRAL COAST BANCORP
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2003

Part I
Item 1		Business
Item 2		Properties
Item 3		Legal Proceedings
Item 4		Submission of Matters to a Vote of Security Holders
Part II
Item 5		Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6		Selected Financial Data
Item 7		Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A		Quantitative and Qualitative Disclosures About Market Risk
Item 8		Financial Statements and Supplementary Data
Item 9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A		Controls and Procedures
Part III
Item 10		Directors and Executive Officers of the Registrant
Item 11		Executive Compensation
Item 12		Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13		Certain Relationships and Related Transactions
Item 14		Principal Accountant Fees and Services
Part IV
Item 15		Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
Exhibit	Index
3.2		Bylaws, as amended
14.1		Code of Ethics
23.1		Independent Auditors' Consent
31.1		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1. BUSINESS

General Development of Business.

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company’s market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company’s business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

Central Coast Bancorp (the “Company”) is a California corporation, headquartered in Salinas, California and was organized in 1994 to act as a bank holding company for Bank of Salinas. In 1996, the Company acquired Cypress Bank, which was headquartered in Seaside, California. Both banks were state-charted institutions. In July of 1999, the Company merged Cypress Bank into the Bank of Salinas and then renamed Bank of Salinas as Community Bank of Central California (the “Bank”). The Bank is headquartered in Salinas and serves individuals, merchants, small and medium-sized businesses, professionals, agribusiness enterprises and wage earners located in the California Central Coast area.

During 1997 and 1998, branch offices in Gonzales and Castroville were acquired and branch offices in New Monterey and Salinas were opened. In June of 2000, the Bank opened a new branch office in Watsonville, which is in Santa Cruz County. In October of 2000, another new branch office was opened in Hollister, which is in San Benito County. The opening of these two branch offices was a first step in expanding the Bank’s service area to include communities in contiguous counties outside of Monterey County. In April 2002, the Bank opened a new branch in Gilroy, which is located at the southern end of the Santa Clara Valley in Santa Clara County. These three communities are of similar economic make-up to the agricultural based communities the Bank serves in Monterey County.

As part of the Bank’s continuing strategy to expand its franchise through denovo branches, a new branch was opened in downtown Monterey (Monterey Main) in January 2003.

Until August 16, 2001, the Company conducted no significant activities other than holding the shares of the subsidiary Bank. On August 16, 2001 the Company notified the Board of Governors of the Federal Reserve System (the “Board of Governors”), the Company’s principal regulator, that the Company was engaged in certain lending activities. The Company purchased a loan from the Bank that the Bank had originated for a local agency that was categorized as a large issuer for taxation purposes. The Company is able to use the tax benefits of such loans. The Company may purchase similar loans in the future. Upon prior notification to the Board of Governors, the Company is authorized to engage in a variety of activities, which are deemed closely related to the business of banking.

The Bank operates through its main office in Salinas and through twelve branch offices located in Castroville, Gilroy, Gonzales, Hollister, King City, Marina, Monterey (2), Salinas (2), Seaside and Watsonville, California. The Bank offers a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including residential mortgage), Small Business Administration, personal, home equity, automobile and other installment and term loans. The Bank also currently offers personal and business Visa credit cards. It also offers ATM and Visa debit cards, travelers’ checks, safe deposit boxes, notary public, customer courier and other customary bank services. Most of the Bank’s offices are open from 9:00 a.m. to 5:00 p.m., Monday through Thursday and 9:00 a.m. to 6:00 p.m. on Friday. The Westridge and Monterey Main branch offices are also open from 9:00 a.m. to 1:00 p.m. on Saturdays. Additionally, on a 24-hour basis, customers can bank by telephone or online at the Bank’s Internet site, www.community-bnk.com. The Bank also operates a limited service facility in a retirement home located in Salinas, California. The facility is open from 10:00 a.m. to 12:00 p.m. on Wednesday of each week. The Bank has automated teller machines (ATMs) located at each of its branch locations, the Monterey County Fairgrounds, the Soledad Correctional Training Facility Credit Union, Salinas Valley Memorial Hospital and Fort Hunter Liggett, which is located in Jolon, California. The Bank is insured under the Federal Deposit Insurance Act and each depositor’s account is insured up to the legal limits thereon. The Bank is chartered (licensed) by the California Commissioner of Financial Institutions (“Commissioner”) and has chosen not to become a member of the Federal Reserve System. The Bank has no subsidiaries.

The Company operates an on-site computer system, which provides independent processing of its deposits, loans and financial accounting.

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans; real estate construction loans (both commercial and personal) and real estate-other loans. At December 31, 2003, these four categories accounted for approximately 30%, 2%, 6% and 62% of the Bank’s loan portfolio, respectively.

The Bank’s deposits are attracted primarily from individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises. The Bank’s deposits are not received from a single depositor or group of affiliated depositors the loss of any one of which would have a materially adverse effect on the business of the Bank. Approximately 52% of the deposits are from commercial customers, 43% are from individuals and 5% are from governmental entities and local agencies.

As of December 31, 2003, the Bank served a total of 31 state, municipality and governmental agency depositors with $50,083,000 in deposits. In connection with the deposits of municipalities or other governmental agencies or entities, the Bank is generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits, which are insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of December 31, 2003, the Bank had total deposits of $938,110,000. Of this total, $321,980,000 represented noninterest-bearing demand deposits, $113,215,000 represented interest-bearing demand deposits, and $502,915,000 represented interest-bearing savings and time deposits.

The principal sources of the Bank’s revenues are: (i) interest and fees on loans; (ii) interest on investment securities; and (iii) interest on Federal Funds sold (funds loaned on a short-term basis to other banks). For the fiscal year ended December 31, 2003, these sources comprised 89.3%, 10.1%, and 0.6%, respectively, of the Bank’s total interest income.

Supervision and Regulation

The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Bank’s common stock, however, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

The Bank is licensed by the California Commissioner of Financial Institutions. Its deposits are insured by the FDIC, and it has chosen not to become a member of the Federal Reserve System. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank’s business and condition, including its capital ratios, allowance for probable loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Commissioner, the FDIC and the Board of Governors of the Federal Reserve System (“Board of Governors”) and provide such additional information as the Commissioner, FDIC and the Board of Governors may require.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

The Company, and any subsidiaries, which it may acquire or organize, are deemed to be “affiliates” of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Bank to affiliates, and (b) on investments by the Bank in affiliates’ stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

In addition, regulations of the Board of Governors promulgated under the Federal Reserve Act require that reserves be maintained by the Bank in conjunction with any liability of the Company under any obligation (demand deposits, promissory note, acknowledgement of advance, banker’s acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to the Bank for use in its banking business, or to maintain the availability of such funds.

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

Under the Board of Governors’ risk-based capital guidelines, assets reported on an institution’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution’s qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders’ equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for loan losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

Under the Board of Governors’ leverage capital standard an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the FDIC have also adopted a minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth.

At December 31, 2003, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See Footnote 13 to the Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” below for a listing of the Company’s and the Bank’s risk-based capital ratios at December 31, 2003 and 2002.

The Board of Governors and FDIC adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The regulations establish five capital categories with the following characteristics: (1) “Well capitalized” — consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) “Adequately capitalized” — consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a “well capitalized” institution; (3) “Undercapitalized” — consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) “Significantly undercapitalized” — consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) “Critically undercapitalized” — consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three “undercapitalized” categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the “undercapitalized” categories. In addition, institutions which are classified in one of the three “undercapitalized” categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch office expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution’s total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not “well capitalized.” An “undercapitalized” institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution’s normal market areas or in the market areas in which such deposits would otherwise be accepted.

Any financial institution which is classified as “critically undercapitalized” must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without the prior approval of the FDIC and the FDIC must prohibit a critically undercapitalized institution from taking certain other actions without its prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution’s normal market areas.

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

The Federal Financial Institution Examination Counsel (“FFIEC”) utilizes the Uniform Financial Institutions Rating System (“UFIRS”) commonly referred to as “CAMELS” to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk.

The federal financial institution agencies have established bases for analysis and standards for assessing a financial institution’s capital adequacy in conjunction with the risk-based capital guidelines including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

Community Reinvestment Act (“CRA”) regulations evaluate banks’ lending to low and moderate income individuals and businesses across a four-point scale from “outstanding” to “substantial noncompliance,” and are a factor in regulatory review of applications to merge, establish new branch offices or form bank holding companies. In addition, any bank rated in “substantial noncompliance” with the CRA regulations may be subject to enforcement proceedings.

The Bank has a current rating of “outstanding” for CRA compliance.

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends and/or management fees by the Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5 below for further information regarding the payment of cash dividends by the Company and the Bank.

Competition

At June 30, 2003, the competing commercial and savings banks had 74 branch offices in the cities of Castroville, Hollister, Gilroy, Gonzales, King City, Marina, Monterey, Salinas, Seaside and Watsonville where the Bank has its twelve branch offices. Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2003, the Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $14,914,000 on an unsecured basis and $24,857,000 on a fully secured basis based on regulatory capital and reserves of $99,427,000

The Bank’s business is concentrated in its service area, which primarily encompasses Monterey County, including the Salinas Valley area and also serves Hollister, in San Benito County, Watsonville, in Santa Cruz County, and Gilroy, in Santa Clara County. The economy of the Bank’s service area is dependent upon agriculture, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon data as of the most recent practicable date (June 30, 20031), there were 74 operating commercial and savings bank branch offices in Monterey County with total deposits of $5,201,057,000. This was an increase of $370,284,000 over the June 30, 2002 balances. The Bank held a total of $794,039,000 in deposits, representing approximately 15.3% of total commercial and savings banks deposits in Monterey County as of June 30, 2003. In the three market expansion areas outside of Monterey County, in the Cities of Gilroy, Hollister and Watsonville, at June 30, 2003, there were 9, 8 and 11 branch offices with total deposits of $519,265,000, $561,085,000 and $832,436,000, respectively. At that date, the Bank had deposits of $14,701,000, $34,242,000 and $14,544,000 in those three communities.

In order to compete with the major financial institutions in their primary service areas, the Bank uses to the fullest extent possible, the flexibility, which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank’s officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed the Bank’s lending limits, the Bank seeks to arrange for such loans on a participation basis with other financial institutions. The Bank also assists those customers requiring services not offered by the Bank to obtain such services from correspondent banks.

Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by the Bank to obtain their deposits and other borrowings and the interest rate received by the Bank on loans extended to customers and on securities held in the Bank’s portfolio comprise the major portion of the Bank’s earnings.

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

_________________

1 "FDIC Institution Office Deposits", June 30, 2003

The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. This Agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest-free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank are not predictable. In 2001, the Federal Funds rate went from 6.50% at the beginning of the year to 1.75% at the end of the year. Such significant rate changes were not anticipated and they adversely impacted the Bank’s net interest income. In November of 2002, the Federal Funds rate was lowered again by 50 basis points to 1.25% and in June 2003 another 25 basis points to 1.00%. These rate changes adversely affected the Bank’s net interest income for 2001, 2002 and 2003. Barring any further rate reductions interest margins are expected to remain relatively constant in 2004.

The FDIC’s bank deposit insurance assessment rates currently range from $0 to $0.27 per $100 of deposits, dependent upon a bank’s risk. Based upon the above risk-based assessment rate schedule, the Bank’s current capital ratios and the Bank’s current levels of deposits, the Bank anticipates no change in the assessment rate applicable to the Bank during 2004 from that in 2003.

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

The federal financial institution agencies, especially the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The OCC has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. “Eligible institutions” (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage.

In 1999, the Gramm-Leach-Bliley Act was signed into law (the “GLB Act”). The GLB Act eliminates most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repeals Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as “financial holding companies” can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a “financial holding company” or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the GLB Act

Prior to the GLB Act, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The GLB Act removes these restrictions and substantially eliminates the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies, which qualify as financial holding companies can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the GLB Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are “well capitalized” and “well managed” and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities “closely related to banking” which have to date defined the permissible activities of bank holding companies under the Bank Holding Company Act.

One further effect of the Act is to require that financial institutions respect the privacy of their customers and protect the security and confidentiality of customers’ non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

The Company and the Bank have not determined whether or when either of them may seek to acquire and exercise new powers or activities under the GLB Act, and the extent to which competition will change among financial institutions affected by the GLB Act has not yet become clear.

On October 26, 2001, President Bush signed the USA Patriot Act (the “Patriot Act”), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001” includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as the Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as “shell banks”), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company’s results of operations.

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the Securities and Exchange Commission pursuant to the Act include the following:

- Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

- Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require all services provided by the independent auditor to be pre-approved by the audit committee.

- Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.

- Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

- Enhanced criminal penalties for a broad array of white-collar crimes and increases in the statute of limitations for securities fraud lawsuits.

- Disclosure of whether a company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. The disclosure obligation became effective for fiscal years ending on or after July 15, 2003. The ethics code must contain written standards that are reasonably designed to deter wrongdoing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission and in other public communications made by the registrant;

o Compliance with applicable governmental laws, rules and regulations;

o The prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and

o Accountability for adherence to the code.

- Disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.” The disclosure obligation became effective for fiscal years ending on or after July 15, 2003. To qualify as an “audit committee financial expert,” a person must have:

o An understanding of generally accepted accounting principles and financial statements;

o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities;

o An understanding of internal controls and procedures for financial reporting; and

o An understanding of audit committee functions.

A person must have acquired the above listed attributes to be deemed to qualify as an “audit committee financial expert” through any one or more of the following:

o Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

o Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;

o Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

o Other relevant experience.

The rule contains a specific safe harbor provision to clarify that the designation of a person as an “audit committee financial expert” does not cause that person to be deemed to be an “expert” for any purpose under Section 11 of the Securities Act of 1933, as amended, or impose on such person any duties, obligations or liability greater that the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors, absent such designation. Such a designation also does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

- A prohibition on insider trading during pension plan blackout periods.

- Disclosure of off-balance sheet transactions.

- A prohibition on certain loans to directors and officers.

- Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.

- Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report “up the ladder” to the audit committee, another board committee or the entire board of directors certain material violations.

- Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.

- Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as “accelerated filers” to be phased-in over a four year period reducing the filing deadline for Form 10-K reports from 90 days after the fiscal year end to 60 days and Form 10-Q reports from 45 days after the fiscal quarter end to 35 days.

- Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.

- Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act including:

o Independence standards for members;

o Responsibility for selecting and overseeing the issuer's independent accountant;

o Responsibility for handling complaints regarding the issuer's accounting practices;

o Authority to engage advisers; and

o Funding requirements for the independent auditor and outside advisers engaged by the audit committee.

On November 4, 2003, the Securities and Exchange Commission adopted changes to the standards for the listing of issuer securities by the New York Stock Exchange and Nasdaq Stock Market. The revised standards for listing conform to and supplement Rule 10A-3 under the Securities Exchange Act of 1934, as amended, which the Securities and Exchange Commission adopted in April 2003 pursuant to the Act.

The Company’s securities are listed on the Nasdaq Stock Market. Consequently, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act, the Company must also comply with revised listing standards applicable to Nasdaq listed companies. Generally, listed companies must comply with the revised listing standards by the first annual meeting of shareholders following January 15, 2004. The revised Nasdaq listing standards applicable to the Company include the following:

- A majority of directors of a listed company must be “independent”, which excludes:

o Any director who is, or at any time in the past three years was, employed by a listed company, its parent or a subsidiary;

o Any director or any family member who received payments in excess of $60,000 in the current year or prior three years from a listed company, its parent or a subsidiary;

o Any director whose family member is employed or during the last three years was employed as an executive officer of a listed company, its parent or a subsidiary;

o Any director or any family member who is a partner, controlling shareholder or executive officer of an organization to which a listed company made payments or from which a listed company received payments, for services or property, in the current year or prior three years in excess of the greater of $200,000 or 5% of the recipient’s consolidated gross revenues in the year of payment;

o Any director or any family member who is employed as an executive officer of another organization where during the current year or prior three years an executive officer of a listed company served on the compensation committee of such organization; and

o Any director or any family member who is a partner of the outside auditor of a listed company or was a partner or employee of the listed company’s auditor and worked on the company’s audit in the prior three years.

- Independent directors of a listed company must meet alone in executive sessions at least two times annually.

- Listed companies must certify adoption of a resolution or written charter dealing with nominations of directors and select nominees for election as directors either by determination of a majority of independent directors or by a nominating committee consisting solely of independent directors, with certain exceptions.

- Compensation of a listed company’s chief executive officer must be determined either by a majority of independent directors or by a compensation committee consisting solely of independent directors, with certain exceptions.

- The audit committee of a listed company, subject to certain exceptions, must comply with requirements that include:

o The committee be comprised of at least three independent directors who have not participated in the preparation of financial statements for the company, its parent or subsidiaries during the last three years;

o Each director must be able to read and understand financial statements;

o At least one director must meet the "financial sophistication" criteria which the company must certify;

o The committee must adopt a written charter; and

o The committee is responsible for the review and approval of all related-party transactions, except those approved by another board committee comprised of independent directors.

- The adoption or amendment of any equity compensation arrangement after June 30, 2003, such as a stock option plan, requires shareholder approval, subject to certain exemptions.

- A code of conduct must be adopted by May 4, 2004 that (i) complies with the code of ethics requirements of the Act; (ii) covers all directors, officers and employees; (iii) includes an enforcement mechanism; and (iv) permits only the board of directors to grant waivers from or changes to the code of conduct affecting directors and executive officers and requires prompt disclosure thereof on a Form 8-K filing with the Securities and Exchange Commission.

The effect of the Act upon the Company is uncertain; however, it is likely that the Company will incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, Nasdaq and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

The California Corporate Disclosure Act (the “CCD Act”) became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

- The name of the company’s independent auditor and a description of services, if any, performed for the company during the previous 24 months;

- The annual compensation paid to each director and executive officer, including stock or stock options not otherwise available to other company employees;

- A description of any loans made to a director at a “preferential” loan rate during the previous 24 months, including the amount and terms of the loans;

- Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;

- Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and

- Whether a company violated any federal securities laws or any securities or banking provisions of California law during the previous 10 years for which the company was found liable or fined more than $10,000.

The Company does not currently anticipate that compliance with the CCD Act will have a material adverse effect upon its financial position or results of its operations or its cash flows.

Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are periodically introduced before the United States Congress, the California State Legislature and Federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject the Company and the Bank to increases in regulation, disclosure and reporting requirements, competition and the Bank’s cost of doing business.

In addition to legislative changes, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such and regulations may have on the Company and the Bank.

As of December 31, 2003, the Company employed 255 persons primarily on a full time basis. None of the Company’s employees are represented by a labor union and the Company considers its employee relations to be good.

Website Access

Information on the Company and its subsidiary Bank may be obtained from the Company’s website www.community-bnk.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. Simply select the “Central Coast Bancorp” menu item, then click on “Corporate Profile” and select “Central Coast Bancorp SEC Filings” or “Central Coast Bancorp SEC Section 16 Reports” link.

ITEM 2. PROPERTIES

The headquarters office and centralized operations of the Company are located at 301 Main Street, Salinas, California. The Company owns and leases properties that house administrative and data processing functions and twelve banking offices. Owned and leased facilities are listed below.

301 Main Street	1658 Fremont Boulevard
Salinas, California	Seaside, California
23,625 square feet	2,800 square feet
Leased - (term expires 2007	Leased - (term expires 2009
with two 7 1/2 yr renewal options)	with one 10 yr renewal option)
Current month rent of $22,262	Current month rent of $5,273

10601 Merritt Street	228 Reservation Road
Castroville, California	Marina, California
2,500 square feet	3,000 square feet
Owned	Leased - (term expires 2004
with three 5 yr renewal options)
Current month rent of $3,377

400 Alta Street	599 Lighthouse Avenue
Gonzales, California	Monterey, California.
5,165 square feet	4,860 square feet
Leased - (term expires 2008	Leased - (term expires 2004
with two 5 yr renewal options)	with two 10 yr renewal options)
Current month rent of $5,005	Current month rent of $6,969

532 Broadway	1915 Main Street
King City, California	Watsonville, California
4,000 square feet	1,680 square feet
Leased - (term expires 2009	Leased - (term expires 2008
with two 5 yr renewal options)	with one 5 yr renewal option)
Current month rent of $5,316	Current month rent of $1,822

1285 North Davis Road	491 Tres Pinos Road
Salinas, California	Hollister, California
3,200 square feet	2,800 square feet
Leased - (term expires 2008	Leased - (term expires 2006
with two 5 yr renewal options)	with one 3 yr renewal option)
Current month rent of $7,728	Current month rent of $4,200

761 First Street	439 Alvarado
Gilroy, California	Monterey, California
2,670 square feet	11,780 square feet
Leased - (term expires 2007	Leased - (term expires 2013
with one 5 yr renewal option)	with one 5 yr renewal option)
Current month rent of $5,207	Current month rent of $14,340

Salinas, California
5,500 square feet
Leased (term expires 2007
with one five year renewal option)
Current monthly rent of $6,050

The above leases contain options to extend for three to twenty years. Included in the above are two facilities leased from shareholders at terms and conditions which management believes are consistent with the commercial lease market. Rental rates are adjusted annually for changes in certain economic indices. The annual minimum lease commitments are set forth in Footnote 5 to the Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” included in this report and incorporated here by reference. The foregoing summary descriptions of certain of the above leased premises are qualified in their entirety by reference to the lease agreements listed as exhibits in Part IV, Item 15 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

As previously reported in the Registrant’s filings on Forms 8-K filed with the Securities and Exchange Commission on April 11, 2003, June 12, 2003, October 9, 2003 and November 26, 2003, and Form 10-Q for the quarterly periods ended June 30, 2003 and September 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003 and November 12, 2003, respectively, in April 2003, the Bank was served with an Application for a Writ of Mandate by the City of King which sought the return from the Bank of an approximate $4.4 million certificate of deposit assigned to the Bank as collateral security for an approximate $4.4 million loan made by the Bank to a private real estate developer (a limited liability company). The loan to the developer was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The City of King alleged the certificate of deposit was general fund monies it deposited with the Bank and was not intended as a pledge for a loan. The certificate of deposit matured on March 30, 2003 and the $4.4 million loan became due on April 3, 2003. The Bank advised the City of King of its intention to apply the proceeds of the certificate of deposit to payment of the loan. Another loan made by the Bank to the developer of this project is secured by a first deed of trust on the project in the approximate amount of $4.6 million. A notice of default on this loan was filed on April 21, 2003. Because the loans were not paid on the due dates, the Bank considers the loans impaired under applicable accounting standards. The aggregate amount of the two loans currently outstanding and past due in respect of this redevelopment project is approximately $9.0 million.

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

On November 14, 2003, a hearing was held in the Monterey County Superior Court, to consider post-judgment motions filed by the Bank in the Bank’s dispute with the City of King related to a Certificate of Deposit in the approximate amount of $4.4 million dollars. At the hearing, among other matters, the Bank’s motion for a new trial was denied by the Court. The Bank therefore filed an appeal on November 17, 2003 with the Sixth District Court of Appeal, regarding the Judgment issued on September 15, 2003 by the Monterey County Superior Court as described in greater detail below.

On November 21, 2003, the Bank and the City of King entered into a Stipulation to stay the Judgment pending appeal which included in its provisions an agreement to permit the Bank to retain the Certificate of Deposit during the appeal process and prior to a final determination, subject, however, to the payment by the Bank to the City of King of interest thereon at the rate of six percent (6%) per annum at specified times. The Bank’s payment of interest and the City’s acceptance of interest payments, as well as the stipulations of the parties, does not prejudice the Bank’s right to contest the obligation to pay interest and recover amounts paid pursuant to the Stipulation or the City’s right to contend that it is entitled to recover post-judgment interest at the higher legal rate of ten percent (10%) per annum.

As stated above, the Bank has filed an appeal of the Judgment. If the Judgment remains in effect despite the appeal by the Bank and therefore becomes final, the Bank could sustain the loss of the certificate of deposit as collateral security for the loan. In such event, the entire amount of approximately $4.4 million as specified in the Judgment would likely become a charge to the Bank’s allowance for loan losses because the nature and extent of other sources of recovery available to the Bank are uncertain at present.

In addition to the foregoing, the Bank filed an appeal on January 18, 2004, to reverse an order issued by the Court on December 16, 2003, requiring the Bank to pay the attorneys’ fees and costs incurred by the City of King in connection with the litigation.

The outcome of this dispute continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit on appeal of the Judgment.

Except as disclosed above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or the Bank is a party or as to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is listed on the Nasdaq National Market exchange (trading symbol: CCBN). The table below presents the range of high and low prices for the common stock for the two most recent fiscal years based on information provided to the Company from Nasdaq. The prices have been restated to reflect the 10% stock dividends in February 2004 and 2003.

Calendar Year	High	Low

2003
First Quarter	$ 14.45	$ 17.00
Second Quarter	14.37	16.35
Third Quarter	14.55	16.65
Fourth Quarter	15.05	17.18

2002
First Quarter	$ 13.73	$ 16.95
Second Quarter	13.86	20.04
Third Quarter	14.67	19.01
Fourth Quarter	14.14	16.78

The closing price for the Company’s common stock was $17.73 as of February 27, 2004.

Holders

As of February 27, 2004, there were approximately 2,300 holders of the common stock of the Company. There are no other classes of common equity outstanding.

Dividends

The Company’s shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the “Corporation Law”). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows:  (1)  the corporation’s assets equal at least 1-1/4 times its liabilities; and  (2)  the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1-1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank.

The payment of cash dividends by the subsidiary Bank is subject to restrictions set forth in the California Financial Code (the “Financial Code”). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank’s retained earnings; or (b) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution.

The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. Additionally, while the Board of Governors has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Board of Governors might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm’s length transaction.

Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $20,818,000 as of December 31, 2003.

To date, the Company has not paid a cash dividend and presently does not intend to pay cash dividends in the foreseeable future. The Company distributed ten percent stock dividends in February 2004 and 2003, and a five-for-four stock split in February 2002. The Board of Directors will determine payment of dividends in the future after consideration of various factors including the profitability and capital adequacy of the Company and the Bank.

Stock Repurchases

There were no stock repurchases during the fourth quarter of 2003. Since October of 1998 and through December 31, 2003, the Board of Directors of the Company has authorized three separate plans to repurchase up to 5% (in each plan) of the outstanding shares of the Company’s common stock. Purchases are made from time to time, in the open market and are subject to appropriate regulatory and other accounting requirements. The following common share amounts and average prices paid have been adjusted to give effect to all stock dividends and splits through February 27, 2004. In 2003 and 2002, the Company did not acquire any shares of its common stock. The Company acquired 379,236 shares of its common stock in the open market during 2001 at an average price of approximately $12.65, as adjusted for subsequent stock splits and stock dividends. The Company completed repurchases under the first and second plans in May 2000 and April 2001, respectively. At December 31, 2003, there were 338,683 shares remaining to repurchase under the third plan. These repurchases are made with the intention to lessen the dilutive impact of issuing new shares to meet stock option plans as well as for capital management objectives.

ITEM  6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data concerning the business of the Company and its subsidiary Bank. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management’s Discussion and Analysis included in this report. The earnings per share information has been adjusted retroactively to reflect the effect of all stock dividends and stock splits.

	As of and for the Year Ended December 31
In thousands (except per share data)	2003	2002	2001	2000	1999
Operating Results
Total Interest Income	$ 49,209	$ 50,501	$ 51,747	$ 51,415	$ 41,517
Total Interest Expense	11,566	13,955	18,360	18,290	13,648

Net Interest Income	37,643	36,546	33,387	33,125	27,869
Provision for Loan Losses	1,475	3,584	2,635	3,983	1,484

Net Interest Income After
Provision for Loan Losses	36,168	32,962	30,752	29,142	26,385
Noninterest Income	5,617	3,665	3,129	2,433	2,231
Noninterest Expenses	23,810	20,496	19,223	17,408	16,043

Income before Provision for Income	17,975	16,131	14,658	14,167	12,573
Taxes
Provision for Income Taxes	6,406	5,603	5,149	5,241	4,522

Net Income	$ 11,569	$ 10,528	$ 9,509	$ 8,926	$ 8,051

Basic Earnings Per Share	$ 1.06	$ 0.97	$ 0.87	$ 0.77	$ 0.68
Diluted Earnings Per Share	$ 1.01	$ 0.92	$ 0.83	$ 0.75	$ 0.66

Financial Condition and
Capital - Year-End Balances
Total Loans	$ 782,741	$745,353	$606,300	$473,395	$395,597
Total Assets	1,037,840	919,132	802,266	706,693	593,445
Total Deposits	938,110	826,502	724,862	633,209	518,189
Shareholders' Equity	89,595	78,076	65,336	59,854	53,305

Financial Condition and
Capital - Average Balances
Total Loans	$ 736,605	$668,069	$522,884	$424,172	$352,936
Total Assets	943,207	858,009	727,198	632,953	562,073
Total Deposits	846,228	772,111	648,664	565,487	494,266
Shareholders' Equity	83,874	72,519	62,918	55,762	52,069

Selected Financial Ratios
Return on Average Total Assets	1.23%	1.23%	1.31%	1.41%	1.43%
Return on Average Shareholders' Equity	13.79%	14.52%	15.11%	16.01%	15.46%
Average Shareholders' Equity
To Total Average Assets	8.89%	8.45%	8.65%	8.81%	9.26%

(a)	Average Balance Sheet and Net Interest Margin

(1)

Distribution of Assets, Liabilities and Equity; Interest Rates and Interest Differential — Table One in Item 7. – “Management’s Discussion and Analysis” included in this report sets forth the Company’s average balance sheets (based on daily averages) and an analysis of interest rates and the interest rate differential for each of the three years in the period ended December 31, 2003 and is incorporated here by reference.

(2)

Volume/Rate Analysis — Information as to the impact of changes in average rates and average balances on interest earning assets and interest bearing liabilities is set forth in Table Two in Item 7. – “Management’s Discussion and Analysis” and is incorporated here by reference.

(b)	Investment Portfolio

(1)

The book value of investment securities at December 31, 2003 and 2002 is set forth in Note 3 to the Consolidated Financial Statements included in Item 8 – “Financial Statements and Supplementary Data”  included in this report and is incorporated here by reference.

(2)

The book value, maturities and weighted average yields of investment securities as of December 31, 2003 are set forth in Table Fourteen in Item 7. – “Management’s Discussion and Analysis” included in this report and is incorporated here by reference.

(3)	There were no issuers of securities for which the book value was greater than 10% of shareholders' equity other than U.S. Government and U.S. Government Agencies and Corporations.

(c)	Loan Portfolio

(1)	The composition of the loan portfolio is set forth in Table Three in Item 7. – “Management’s Discussion and Analysis” included in this report and is incorporated here by reference.

(2)

The maturity distribution of the loan portfolio at December 31, 2002 is set forth in Table Thirteen in Item 7. – “Management’s Discussion and Analysis” included in this report and is incorporated here by reference.

(3)	Nonperforming Loans

The Company’s current policy is to cease accruing interest when a loan becomes 90 days past due as to principal or interest, when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and uncollected interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan is both well secured and in process of collection.

A loan is considered to be impaired when it is probable that the borrower will be unable to pay all of the amounts due according to the contractual terms of the loan agreement.

For further discussion of nonperforming loans, refer to Table Four and the “Risk Elements” section in Item 7. – “Management’s Discussion and Analysis” in this report.

(d)	Summary of Loan Loss Experience

(1)

An analysis of the allowance for loan losses showing charged off and recovery activity as of December 31, 2003 is summarized in Table Five in Item 7 – “Management’s Discussion and Analysis” included in this report and is incorporated here by reference. Factors used in determination of the allowance for loan losses are discussed in greater detail in the “Risk Elements” section in Item 7 — “Management’s Discussion and Analysis” included in this report and are incorporated here by reference.

(2)

Management believes that any allocation of the allowance for probable loan losses into loan categories lends an appearance of exactness, which does not exist in that the allowance is utilized in total and is available for all loans. Further, management believes that the breakdown of historical losses as shown in Table Five in Item 7 – “Management’s Discussion and Analysis” included in this report is a reasonable representation of management’s expectation of potential losses inherent in the portfolio. However, the allowance for loan losses should not be interpreted as an indication of when charge-offs will occur or as an indication of future charge-off trends.

For further discussion, refer to Table Six in Item 7. – “Management’s Discussion and Analysis” in this report.

(e)	Deposits

(1)

Table One in Item 7. – “Management’s Discussion and Analysis” included in this report sets forth the distribution of average deposits for the years ended December 31, 2003, 2002 and 2001 and is incorporated here by reference.

(2)

Table Eleven in Item 7. – “Management’s Discussion and Analysis” included in this report sets forth the maturities of time certificates of deposit of $100,000 or more at December 31, 2003 and is incorporated here by reference.

(f)	Return on Equity and Assets

(1)

The Selected Financial Data table at page 24 of this section sets forth the ratios of net income to average assets and average shareholders’ equity, and average shareholders’ equity to average assets. As the Company has never paid a cash dividend, the dividend payout ratio is not indicated.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company’s market areas; (4) the effects of terrorism, the threat of terrorism or the impact of military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company’s business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

Critical Accounting Policies

General. Central Coast Bancorp’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. The Company applies Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations to account for its stock based awards. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses. The allowance for loan losses is based on the probable estimated losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards (SFAS) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see “Allowance for Loan Losses” on page 40.

Stock Based Compensation. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the amount required to be paid. Because the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the stock option plan. For further information regarding the proforma effect on reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” see Note 1 and 9 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.

Business Organization

Central Coast Bancorp (the “Company”) is a California corporation, headquartered in Salinas, California and was organized in 1994 to act as a bank holding company for Bank of Salinas. In 1996, the Company acquired Cypress Bank, which was headquartered in Seaside, California. Both banks were state-chartered institutions. In July of 1999, the Company merged Cypress Bank into the Bank of Salinas and then renamed Bank of Salinas as Community Bank of Central California (the “Bank”). As of December 31, 2003, the Bank operated twelve full-service branch offices and one limited-service branch office and conducts online banking through its web site www.community-bnk.com. The Bank is headquartered in Salinas and serves individuals, merchants, small and medium-sized businesses and professionals. The economy in the Bank’s service area is heavily weighted towards agribusiness enterprises and the hospitality industry.

In June of 2000, the Bank opened a new branch office in Watsonville, which is in Santa Cruz County. In October of 2000, another new branch office was opened in Hollister, which is in San Benito County. The opening of these two branch offices was a first step in expanding the Bank’s service area to include communities in contiguous counties outside of Monterey County. On April 15, 2002, the Bank opened a new branch in Gilroy, which is located at the southern end of the Santa Clara Valley in Santa Clara County. These three communities are of similar economic make-up to the agricultural based communities the Bank serves in Monterey County.

As part of the Bank’s continuing strategy to expand its franchise through denovo branches, a new branch was opened in downtown Monterey (Monterey Main) in January 2003.

Until August 16, 2001, the Company conducted no significant activities other than holding the shares of the Bank. On August 16, 2001, the Company notified the Board of Governors of the Federal Reserve System (the “Board of Governors”), the Company’s principal regulator, that the Company was engaged in certain lending activities. The Company purchased a loan from the Bank that the Bank had originated for a local agency that was categorized as a large issuer for taxation purposes. The Company is able to use the tax benefits of such loans. The Company may purchase similar loans in the future. Upon prior notification to the Board of Governors, the Company is authorized to engage in a variety of activities, which are deemed closely related to the business of banking.

The following analysis is designed to enhance the reader’s understanding of the Company’s financial condition and the results of its operations as reported in the Consolidated Financial Statements included in this Annual Report. Reference should be made to those statements and the “Selected Financial Data” presented elsewhere in this report for additional detailed information. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within “Management’s Discussion and Analysis” interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully tax equivalent (“FTE”) basis.

Overview

For the 20th consecutive year, Central Coast Bancorp earned record net income on a year-over-year basis. Net income for 2003 increased 10% to $11,569,000 from $10,528,000 in 2002. Diluted earnings per share for 2003, after giving effect to the 10% stock dividend distributed on February 27, 2004, was $1.01, up 10% from the $0.92 reported for 2002. For 2003, the Company realized a return on average equity of 13.8% and a return on average assets of 1.23%, as compared to 14.5% and 1.23% for 2002.

The Company reached a significant milestone at during the fourth quarter of 2003, as total assets exceeded the billion-dollar mark. In 2003, total assets increased $118,708,000 (13%) to $1,037,840,000 at year-end. At December 31, 2003, loans totaled $782,741,000, an increase of $37,388,000 (5%) from year-end 2002. At December 31, 2003, deposits totaled $938,110,000, an increase of $111,608,000 (14%) from year-end 2002.

The overall economic environment in 2003 in the Company’s primary market area was rather sluggish as reflected in the dramatic decrease in the level of the loan growth from the prior two years. Loan growth of 5% in 2003 is down from 23% in 2002 and 28% in 2001. Additionally, most of this limited loan growth took place late in the year, diminishing the contribution to loan interest income from current year loan growth. In addition to slower loan growth, interest rates declined again in 2003. Interest rates earned on both loans and investment securities were negatively impacted by the continued low interest rate environment, the year-over-year affect of the 50 basis point reduction in prime in November 2002 and the additional 25 basis point decrease in June 2003. The average rate earned on loans in 2003 decreased 65 basis points to 6.09%. The average rate earned on taxable investment securities decreased 147 basis points to 3.56% as the higher rate components of mortgage securities prepaid due to refinancing activity. They were replaced with lower yielding securities. The lower rates earned on loans and investment securities reduced interest income by $5,981,000. This was offset in part as the average earning assets increased $78,827,000 (9.9%) in 2003, which added $4,669,000 in interest income.

The negative impact on interest income, as discussed above, was more than offset by decreases in interest expenses on deposit liabilities. While average balances of interest-bearing deposit liabilities increased $49,815,000 (8.7%), interest expense decreased $2,389,000 (17.1%) in 2003 from 2002 due to the repricing of the interest-bearing deposits throughout the year, reflecting the lower interest rate environment. The higher volume of interest-bearing liabilities increased interest expense $1,123,000 while the lower rates decreased the expense $3,512,000. Overall, in 2003, the average rate paid on interest-bearing liabilities decreased 57 basis points to 1.85%. The resulting net interest income (FTE) increased $1,077,000 (2.9%) to $38,742,000 in 2003 compared to an increase of $3,176,000 (9.2%) in 2002 over 2001. The net interest margin for 2003 decreased 30 basis points to 4.43% from 4.73% in 2002 and was 5.15% in 2001.

At December 31, 2003, nonperforming and restructured loans were $10,441,000, which was an increase of $8,633,000 from $1,808,000 at December 31, 2002. Approximately $9.0 million of the nonperforming loans at December 31, 2003 pertained to loans for a commercial/retail redevelopment project in the City of King. Details of these loans were disclosed in Form 8-K filings made by the Company on April 11, June 12, October 9 and November 26, 2003 and the Form 10-Q for the quarters ended June 30 and September 30, 2003 (See Item 3, Legal Proceedings). The financial impact resulting from the proceedings associated with these loans negatively affected interest income, interest expense and legal fees during 2003. There will be some continuing negative financial impact relating to these loans until final resolution is attained.

Based on current economic forecasts, it appears that the prime lending rate will remain unchanged well into 2004. If the rates remain unchanged, we expect the Company’s net interest margin to be consistent with the fourth quarter 2003 level of approximately 4.34%. The Company has received regulatory approval to open branches in the City of Santa Cruz, Santa Cruz County and the City of Soledad, Monterey County. We anticipate opening the Santa Cruz branch in the second quarter of 2004 and the Soledad branch later in the year. Other factors that remain key for earnings growth are the continuing development of solid banking relationships, the continued emphasis on loan quality and continued cost control.

(A) Results of Operations

Net Interest Income/Net Interest Margin (fully taxable equivalent basis)

Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $1,099,000, $1,119,000 and $1,102,000 in taxable equivalent interest income on tax-free investments for the years ending December 31, 2003, 2002 and 2001.

Net interest income for 2003 was $38,742,000, a $1,077,000 (2.9%) increase over 2002 even with a decrease in the interest income component of $1,312,000. Average earning assets increased $78,827,000 (9.9%) in 2003, which resulted in an increase of $4,669,000 in interest income. Most of this increase was attributable to the year-over-year effect of the 2002 loan growth as average loans outstanding increased $65,847,000 (10.1%) to $720,908 in 2003. The November 2002 and June 2003 reductions in the Federal Funds rate of 50 and 25 basis points was the major cause of the average rate received on earning assets decreasing 73 basis points to 5.75% in 2003. Within the earning assets, the 2003 loan rates were negatively impacted as the average yield on loans decreased 65 basis points to 6.09%. The average rate received in 2003 on taxable investment securities decreased 147 basis points as higher rate components of the mortgage securities prepaid due to refinancing activity. They were replaced with lower yielding securities. The lower rates earned on loans and investment securities reduced interest income by $5,981,000.

The impact on net interest income caused by the lower interest income during 2003 was more than offset by decreases in interest expenses on deposit liabilities resulting in the overall increase in net interest income of $1,077,000. While average balances of interest bearing deposit liabilities increased $49,815,000 (8.7%), interest expense decreased $2,389,000 (17.1%) in 2003 from 2002 mainly due to the repricing of the interest-bearing deposits throughout the year, reflecting the lower interest rate environment. The higher volume of interest-bearing liabilities increased interest expense $1,123,000 while the lower rates decreased the expense $3,512,000. Overall, in 2003, the average rate paid on interest-bearing liabilities decreased 57 basis points to 1.85%.

The net interest margin for 2003 decreased 30 basis points to 4.43% from 4.73% in 2002. The net interest margin for the 4th quarter of 2003 was 4.34%, which was a decrease of 41 basis points from 4.75% in the 4th quarter of 2002 and down five basis points from the 3rd quarter of 2003. Assuming no further interest rate decreases in early 2004, management expects the net interest margin in 2004 to be consistent with the level during the 4th quarter of 2003.

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

Interest expense decreased $4,405,000 (-24.0%) in 2002 from 2001 mainly due to repricing of the time deposits as they matured throughout the year and lower rates paid on other interest-bearing deposits. The lower rates resulted in a reduction of $7,040,000 in interest expense in 2002. This reduction was offset in part by a higher volume of interest-bearing liabilities as their average balances increased $94,032,000 (19.5%) resulting in a $2,635,000 increase in interest expense. Overall, in 2002 the average rate paid on interest-bearing liabilities decreased 138 basis points to 2.42% from 3.80% in 2001.

Table One, Analysis of Net Interest Margin on Earning Assets, and Table Two, Analysis of Volume and Rate Changes on Net Interest Income and Expenses, are provided to enable the reader to understand the components and past trends of the Company’s interest income and expenses. Table One provides an analysis of net interest margin on earning assets setting forth average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets. Table Two presents an analysis of volume and rate change on net interest income and expense.

Table One: Analysis of Net Interest Margin on Earning Assets

(Taxable Equivalent Basis)	2003			2002			2001
In thousands (except percentages)	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield
Assets:
Earning Assets
Loans (1) (2)	$720,908	$ 43,924	6.09%	$655,061	$ 44,141	6.74%	$513,077	$ 43,135	8.41%
Taxable investment
securities	78,311	2,785	3.56%	76,894	3,867	5.03%	99,488	6,000	6.03%
Tax-exempt investment
securities (3)	48,622	3,296	6.78%	49,240	3,357	6.82%	48,691	3,307	6.79%
Federal funds sold	27,510	303	1.10%	15,329	255	1.66%	8,745	407	4.65%

Total Earning Assets	875,351	$ 50,308	5.75%	796,524	$ 51,620	6.48%	670,001	$ 52,849	7.89%

Cash and due from banks	51,026			47,419			42,551
Other assets	16,830			14,066			14,646

	$943,207			$858,009			$727,198

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$124,877	$ 796	0.64%	$128,192	$ 1,308	1.02%	$97,785	$ 1,254	1.28%
Savings	222,403	3,284	1.48%	178,459	3,718	2.08%	129,358	3,940	3.05%
Time deposits	272,249	7,068	2.60%	263,063	8,491	3.23%	247,388	12,732	5.15%
Other borrowings	6,441	418	6.49%	7,345	438	5.96%	8,496	434	5.11%

Total interest bearing
liabilities	625,970	11,566	1.85%	577,059	13,955	2.42%	483,027	18,360	3.80%

Demand deposits	226,699			202,397			174,133
Other Liabilities	6,664			6,034			7,120

Total Liabilities	859,333			785,490			664,280
Shareholders' Equity	83,874			72,519			62,918

	$943,207			$858,009			$727,198

Net interest income and
Margin (4)		$ 38,742	4.43%		$ 37,665	4.73%		$ 34,489	5.15%

1.	Loans interest includes loan fees of $1,682,000, $1,632,000 and $1,387,000 in 2003, 2002 and 2001.

2.

Average balances of loans include average allowance for loan losses of $15,697,000, $13,008,000 and $9,807,000 and average deferred loan fees of $1,039,000, $1,125,000 and $978,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

3.	Includes taxable-equivalent adjustments for income on securities that is exempt from federal income taxes. The federal statutory tax rate was 35% for 2003, 2002 and 2001.

4.	Net interest margin is computed by dividing net interest income by total average earning assets.

Table Two: Volume/Rate Analysis

Year Ended December 31, 2003 over 2002
(In thousands) Increase (decrease) due to change in:			Net
	Volume	Rate (4)	Change
Interest-earning assets:
Net Loans (1)(2)	$ 4,438	$(4,655)	$ (217)
Taxable investment securities	71	(1,153)	(1,082)
Tax exempt investment securities (3)	(42)	(19)	(61)
Federal funds sold	202	(154)	48

Total	4,669	(5,981)	(1,312)

Interest-bearing liabilities:
Demand deposits	(34)	(478)	(512)
Savings deposits	914	(1,348)	(434)
Time deposits	297	(1,720)	(1,423)
Other borrowings	(54)	34	(20)

Total	1,123	(3,512)	(2,389)

Interest differential	$ 3,546	$(2,469)	$ 1,077

Year Ended December 31, 2002 over 2001
(In thousands) Increase (decrease) due to change in:			Net
	Volume	Rate (4)	Change
Interest-earning assets:
Net Loans (1)(2)	$11,941	$(10,935)	$ 1,006
Taxable investment securities	(1,362)	(771)	(2,133)
Tax-exempt investment securities (3)	37	13	50
Federal funds sold	306	(458)	(152)

Total	10,922	(12,151)	(1,229)

Interest-bearing liabilities:
Demand deposits	389	(335)	54
Savings deposits	1,498	(1,720)	(222)
Time deposits	807	(5,048)	(4,241)
Other borrowings	(59)	63	4

Total	2,635	(7,040)	(4,405)

Interest differential	$ 8,287	$(5,111)	$ 3,176

1.	The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.
2.	Loan fees of $1,682,000, $1,632,000 and $1,387,000 for the years ended December 31, 2003, 2002 and 2001 respectively, have been included in the interest income computation.
3.	Includes taxable-equivalent adjustments for income on securities that is exempt from federal income taxes. The federal statutory tax rate was 35% for 2003, 2002 and 2001.
4.	The rate / volume variance has been included in the rate variance.

Provision for Loan Losses

The Company provided $1,475,000 for loan losses in 2003 down from $3,584,000 in 2002. The lower provision reflected the reduced level of lending activity in the local area in 2003. Net loan charge-offs were $120,000 in 2003 compared to $102,000 in 2002. The ratio of net charge-offs to average loans outstanding was 0.02% in both 2003 and 2002. Nonperforming and restructured loans were $10,441,000 at December 31, 2003, compared to $1,808,000 at December 31, 2002. Approximately $9.0 million of the nonperforming loans at December 31, 2003 pertain to loans for a commercial/retail redevelopment project in the City of King. Details of these loans have been disclosed in Form 8-K filings made by the Company on April 11, June 12, October 9 and November 26, 2003 and the Form 10-Q for the quarters ended June 30 and September 30, 2003. For additional information, see “Item 3, Legal Proceedings”. The ratio of nonperforming and restructured loans to total loans at December 31, 2003, was 1.33% compared to 0.24% at December 31, 2002. At December 31, 2003, the Company did not have any OREO as the only property previously held was sold in the fourth quarter of 2003. The ratio of the allowance for loan losses to total loans – net of deferred fees increased to 2.12% at December 31, 2003 from 2.04% at December 31, 2002.

The Company provided $3,584,000 for loan losses in 2002 up from $2,635,000 in 2001. The provision in 2002 reflected the changes in the loan categories and continuing growth in the loan portfolio, and the uncertain economy. Net loan charge-offs decreased $151,000 (59.7%) in 2002 from $253,000 charged off in 2001. The ratio of net charge-offs to average loans outstanding was 0.02% in 2002 compared to 0.05% in 2001. Nonperforming and restructured loans decreased $521,000 (22.4%) in 2002 from the $2,329,000 reported at December 31, 2001. The ratio of nonperforming and restructured loans to total loans was 0.38% at December 31, 2001. The ratio of the allowance for loan losses to total loans – net of deferred fees was 1.94% at December 31, 2001.

Service Charges and Fees and Other Income

Noninterest income was $5,617,000 in 2003, an increase of $1,952,000 (53.3%) over 2002. Service charges on deposit accounts added $778,000 (33.2%) due to increased business activity, growth in accounts, certain service fee increases and increased diligence on collecting fees. Increased volumes in other non-deposit service charges and mortgage origination fees added an additional $127,000 (13.3%). The Company realized gains on the sale of available-for-sale securities of $590,000, which was a $488,000 increase from 2002. The Company also recorded $564,000 in revenue from the operation of an OREO property that was sold in the fourth quarter of 2003 with a gain of $52,000.

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

Salaries and Benefits

Salary and benefit expenses increased $1,377,000 (11.4%) to $13,506,000 in 2003 over 2002. Salary expense for the Monterey branch opened in January 2003 represented $528,000 of the increase. Salaries and benefits from all other operations increased $589,000 (4.8%) after adjusting for a $260,000 one time reduction in health care costs in the first quarter of 2002. Base salaries increased $319,000 (3.5%) due to normal merit increases and staffing additions during the year. At the end of 2003, the full time equivalent (FTE) staff was 255 versus 239 at the end of 2002.

Salary and benefit expenses increased $510,000 (4.4%) to $12,129,000 in 2002 over 2001. Salary expense for the Gilroy branch that opened in April 2002 represented $271,000 of the increase. Salaries and benefits from all other operations increased $499,000 (4.3%) before a $260,000 one time reduction in health care costs in the first quarter of 2002. Base salaries increased $433,000 (5.0%) due to normal merit increases and staffing additions during the year. At the end of 2002, the full time equivalent (FTE) staff was 239 compared to 221 at the end of 2001.

Occupancy and Furniture and Equipment

Occupancy and furniture and equipment expense increased $677,000 (17.8%) to $4,476,000 in 2003 over 2002. Operations of the new Monterey branch represented $262,000 of the increase. Most of the remaining $415,000 increase in this category was related to higher costs for security services, normal rent increases and improvements on leased buildings, and service contracts on computers and equipment.

Occupancy and furniture and equipment expense increased $324,000 (9.3%) to $3,799,000 in 2002 over 2001. Operations of the new Gilroy branch represented $117,000 of the increase. Most of the remaining $207,000 increase in this category was related to higher costs for security services, normal rent increases on leased buildings and service contracts on computers and equipment.

Other Expenses

Other expenses increased $1,260,000 (27.6%) to $5,828,000 in 2003 over 2002. The operations of the new Monterey branch represented $88,000 of the increase. Expenses relating to the operation of an OREO property and the City of King legal proceedings added $1,079,000 to other expenses in 2003. After adjusting for the new Monterey branch, the OREO and legal expenses, other expenses were only $93,000 (2.0%) higher in 2003. The OREO property was sold in December.

Other expenses increased $439,000 (10.6%) to $4,568,000 in 2002 over 2001. The higher costs primarily resulted from increased business activity related to the Company’s continuing growth. Operating losses for 2002 increased $101,000 from a total of $44,000 in 2001 as the continuing slow economy contributed to an increase in such losses.

The efficiency ratio (fully taxable equivalent) calculated by dividing noninterest expense by the sum of net interest income and noninterest income, for 2003 was 53.7% as compared to 49.6% in 2002. The higher efficiency ratio reflects the effect of expenses growing at a faster rate than income in 2003 primarily due to the opening of the new Monterey branch and the additional legal expenses. The efficiency ratio (fully taxable equivalent) for 2001 was 51.1%.

Provision for Taxes

The effective tax rate on income was 35.7%, 34.7% and 35.1% in 2003, 2002 and 2001, respectively. In 2003, the interest earned on tax-exempt investment securities and loans increased $905,000 from 2002. Since the overall interest income decreased $1,292,000 in 2003, the tax-exempt income became a larger portion of interest income. However, the increase in noninterest income was $1,952,000, which offset the reduction in interest income and resulted in an increase in the tax rate. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $1,901,000, $1,660,000 and $1,522,000 in 2003, 2002 and 2001. Tax-exempt income of $4,071,000, $3,185,000 and $2,754,000 from investment securities and loans in 2003, 2002 and 2001 helped to reduce the effective tax rate.

(B) Balance Sheet Analysis

Central Coast Bancorp’s total assets at December 31, 2003 were $1,037,840,000 compared to $919,132,000 at December 31, 2002, representing an increase of $118,608,000 (12.9%). The average balance of total assets was $943,207,000 in 2003, which represents an increase of $85,198,000 (9.9%) over the average total asset balance of $858,009,000 in 2002.

Loans

The Company concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); real estate construction loans (both commercial and personal); real estate-other loans and consumer loans. At December 31, 2003, these four categories accounted for approximately 30%, 6%, 62% and 2% of the Company’s loan portfolio, respectively, as compared to 30%, 10%, 58% and 2% at December 31, 2002. Since 1999, the annual percentage loan growth from the prior year has been 5%, 23%, 28%, 20% and 27%, primarily as a result of the success of the loan calling officer program. The calling program not only has attracted many new loan customers, but also serves as an effective way of ensuring continual contact with existing customers. Real estate-other loans provided the largest percentage (12.7) as well as absolute dollar ($55.3 million) growth in 2003. Construction loans outstanding at the end of 2003 were down $27.9 million as several large loans paid off or moved to the real-estate other category during the year. Demand for large commercial construction loans slowed during 2003, which was indicative of the overall weakness in the local economy. As reported in 2002 and thereafter, large project residential construction opportunities in Monterey County continue to be limited as there are very few projects receiving governmental approval. There was a decrease in consumer loans, as much of the lending activity to individuals was in home equity lines of credit which are reflected in the real estate-other category. Table Three summarizes the composition of the loan portfolio for the past five years as of December 31:

Table Three: Loan Portfolio Composition

In thousands	2003	2002	2001	2000	1999
Commercial	$ 236,836	$ 224,840	$ 199,761	$ 171,631	$ 159,385
Real Estate:
Construction	46,266	74,214	85,314	57,780	35,330
Other	489,213	433,921	306,622	234,890	188,600
Consumer	11,540	13,414	15,653	9,840	13,003
Deferred Loan Fees	(1,114)	(1,036)	(1,050)	(746)	(721)

Total Loans	782,741	745,353	606,300	473,395	395,597
Allowance for
Loan Losses	(16,590)	(15,235)	(11,753)	(9,371)	(5,596)

Total	$ 766,151	$ 730,118	$ 594,547	$ 464,024	$ 390,001

The majority of the Company’s loans are direct loans made to individuals, local businesses and agri-businesses. The Company relies substantially on local promotional activity, personal contacts by Company officers, directors and employees to compete with other financial institutions. The Company makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products offered by the Company such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. The real estate construction loans are generally composed of commitments to customers within the Company’s service area for construction of both commercial properties and custom and semi-custom single family residences. Other real estate loans consist primarily of loans to the Company’s depositors secured by first trust deeds on commercial and residential properties typically with short-term maturities and original loan to value ratios not exceeding 75%. In general, except in the case of loans with SBA guarantees, the Company does not make long-term mortgage loans; however, the Company has informal arrangements in place with mortgage lenders to assist customers in securing single-family mortgage financing.

Average net loans in 2003 were $720,908,000 representing an increase of $65,847,000 or 10.1% over 2002. Average net loans in 2002 were $655,061,000 representing an increase of $141,984,000 or 27.7% over 2001.

Risk Elements. The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically examine new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of loan losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

Ultimately, the credit quality of the Company’s loans may be influenced by underlying trends in the national and local economic and business cycles. The Company’s business is mostly concentrated in Monterey County. The County’s economy is highly dependent on the agricultural and tourism industries. The agricultural industry is also a major driver of the economies of San Benito County and the southern portions of Santa Cruz and Santa Clara Counties, which represent the areas of the Company’s recent branch expansion. As a result, the Company lends money to individuals and companies dependent upon the agricultural and tourism industries.

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $600 million at December 31, 2003. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, an appropriate allowance for probable losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Not withstanding the foregoing, abnormally high rates of impairment due to general/local economic conditions could adversely affect the Company’s future prospects and results of operations.

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means. Loan losses from lending transactions related to real estate and agriculture compare favorably with the Company’s loan losses on its loan portfolio as a whole.

Management believes that its lending policies and underwriting standards will tend to mitigate losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Company’s loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Company’s service area and limiting investments outside of this area, 2) maintaining a thorough understanding of borrowers’ knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers’ capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company’s construction lending officers. In addition, the Company strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

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

Table Four: Non-Performing Loans

In thousands	2003	2002	2001	2000	1999
Past due 90 days or more and still accruing
Commercial	$ -	$ -	$ 68	$ 215	$ 51
Real estate	-	-	-	10	303
Consumer and other	-	5	12	5	-

	-	5	80	230	354

Nonaccrual:
Commercial	626	272	702	329	11
Real estate	8,973	598	592	-	1,565
Consumer and other	7	-	-	-	-

	9,606	870	1,294	329	1,576

Restructured (in compliance with
modified terms)- Commercial	835	933	955	1,010	-

Total	$10,441	$1,808	$2,329	$1,569	$1,930

Interest due but excluded from interest income on nonaccrual loans was approximately $650,000 in 2003, $24,000 in 2002, and $45,000 in 2001. The large increase in 2003 resulted from placing the loans for a commercial/retail redevelopment project in the City of King on nonaccrual status. Interest income recognized from payments received on nonaccrual loans was $73,000, $40,000 and $69,000 in 2003, 2002 and 2001, respectively.

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

At December 31, 2003, the recorded investment in loans that are considered impaired was $10,694,000 of which $9,606,000 is included in nonaccrual loans, and $835,000 is included in restructured loans above. At December 31, 2002, the recorded investment in loans that are considered impaired was $2,618,000 of which $870,000 is included in nonaccrual loans, and $933,000 is included in restructured loans above. Such impaired loans had a valuation allowance of $2,516,000 and $1,165,000, in 2003 and 2002, respectively. The average recorded investment in impaired loans during 2003 and 2002 was $11,918,000 and $2,338,000, respectively. The Company recognized interest income on impaired loans of $244,000, $143,000 and $191,000 in 2003, 2002 and 2001, respectively (including interest income of $69,000 in 2003, $66,000 in 2002 and $98,000 in 2001 on restructured loans).

There were no troubled debt restructurings or loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 2003. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Other Real Estate Owned

The Company held no real estate acquired by foreclosure at December 31, 2003 or 2002.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on our regular assessments of the probable estimated losses inherent in the loan portfolio and to a lesser extent, unused commitments to provide financing. Determining the adequacy of the allowance is a matter of careful judgment, which reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated reserve. The unallocated reserve contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. At December 31, 2003, the formula allowance was $12,236,000 compared to $12,002,000 at December 31, 2002. The increase in the formula allowance was primarily a result of the growth in loan and loan commitment balances subject to these formula allowances of $67,279,000 in 2003.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At December 31, 2003, the specific allowance was $3,059,000 on a loan base of $40,545,000 compared to a specific allowance of $1,830,000 on a loan base of $32,180,000 at December 31, 2002. The increase in the specific allowance in 2003 was due both a larger base of loans requiring specific valuation allowances and some of those loans requiring a higher specific reserve.

The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At December 31, 2003, the unallocated allowance was $1,294,000 compared to $1,402,000 at December 31, 2002. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

o The current national and local economic and business conditions, trends and developments, including the condition of various market segments within our lending area;

o Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

o Changes in the nature, mix, concentrations and volume of the loan portfolio;

o The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s current portfolio.

There can be no assurance that the adverse impact of any of these conditions on the Company will not be in excess of the unallocated allowance as determined by management at December 31, 2003 and set forth in the preceding paragraph.

The allowance for loan losses totaled $16,590,000 or 2.12% of total loans at December 31, 2003 compared to $15,235,000 or 2.04% at December 31, 2002. At those two dates, the allowance represented 159 percent and 843 percent of nonperforming loans.

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

Table Five summarizes, for the years indicated, the activity in the allowance for loan losses.

Table Five: Allowance for Loan Losses

In thousands (except percentages)	Year Ended 12/31/2003	Year Ended 12/31/2002	Year Ended 12/31/2001	Year Ended 12/31/2000	Year Ended 12/31/1999
Average loans outstanding	$ 737,644	$ 669,104	$ 523,862	$ 424,891	$ 353,732

Allowance for possible
loan losses at beginning of period	$ 15,235	$ 11,753	$ 9,371	$ 5,596	$ 4,352
Loans charged off:
Commercial	(285)	(53)	(349)	(273)	(333)
Real estate	(21)	(219)	(2)	-	(41)
Consumer	(167)	(81)	(79)	(119)	(26)

	(473)	(353)	(430)	(392)	(400)

Recoveries of loans previously charged off:
Commercial	268	214	162	170	143
Real estate	55	-	-	-	7
Consumer	30	37	15	14	10

	353	251	177	184	160

Net loans charged off	(120)	(102)	(253)	(208)	(240)
Provision for loan losses
charged to operating expenses	1,475	3,584	2,635	3,983	1,484

Allowance for possible
loan losses at end of period	$ 16,590	$ 15,235	$ 11,753	$ 9,371	$ 5,596

Ratio of net charge-offs
to average loans outstanding	0.02%	0.02%	0.05%	0.05%	0.07%
Provision of allowance for possible loan losses
to average loans outstanding	0.20%	0.54%	0.50%	0.94%	0.42%
Allowance for possible loan losses to loans
net of deferred fees at year end	2.12%	2.04%	1.94%	1.98%	1.41%

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and historical loss data. Table Six summarizes the allocation of the allowance for loan losses at December 31, 2003 and 2002.

Table Six: Allowance for Loan Losses by Loan Category

	December 31, 2003		December 31, 2002
In thousands (except percentages)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$ 6,485	30%	$ 6,750	30%
Real estate	8,199	69%	6,874	68%
Consumer	612	1%	209	2%

Total allocated	15,296	100%	13,833	100%
Total unallocated	1,294		1,402

Total	$16,590		$15,235

Deposits

At December 31, 2003, deposits were $938,110,000 up from $826,502,000 at the end of 2002. At year-end 2003, the Company did not have any State of California time deposits as compared to $10,000,000 at the end of 2002. The deposit growth in 2003, giving effect to the decrease of the State of California certificates, was $121,608,000 (14.7%). Savings deposits increased $51,521,000 (28.5%) to $232,610,000. Noninterest bearing demand deposits increased $60,738,000 (23.2%) to $321,980,000. Much of the increase in noninterest demand deposits was due to large agricultural based businesses that experienced increased activity near year-end. Due to normal seasonal fluctuations management expects that a large portion of this increase may flow out of the Company in the first quarter of 2004.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Company’s primary capital resource is shareholders’ equity, which increased $11,519,000 or 14.8% from the previous year-end. The Company’s ratio of total risk-based capital to risk-adjusted assets was 11.6% at December 31, 2003 compared to 10.9% at December 31, 2002. Tier 1 risk-based capital to risk-adjusted assets for the Company was 10.4% at December 31, 2003, compared to 9.7% at December 31, 2002. The capital ratios are higher in 2003 as compared to 2002 as the growth in regulatory capital levels grew at a slightly higher rate than the level of risked-based assets.

The following table shows the Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 as well as the minimum capital ratios to be categorized as “well capitalized” under the regulatory framework:

Table Seven: Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Categorized Well Capitalized Under Prompt Corrective Action Provisions
In thousands(except percentages)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Company	$99,038	11.6%	$68,120	8.0%		N/A
Community Bank	92,172	10.9%	67,420	8.0%	$84,276		10.0%
Tier 1 Capital (to Risk Weighted Assets)
Company	88,321	10.4%	34,060	4.0%		N/A
Community Bank	81,563	9.7%	33,710	4.0%	50,565		6.0%
Tier 1 Capital (to Average Assets)
Company	88,321	9.0%	39,314	4.0%		N/A
Community Bank	81,563	8.4%	39,064	4.0%	48,830		5.0%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Company	$86,334	10.9%	$63,321	8.0%		N/A
Community Bank	79,470	10.2%	62,607	8.0%	$78,259		10.0%
Tier 1 Capital (to Risk Weighted Assets)
Company	76,374	9.7%	31,660	4.0%		N/A
Community Bank	69,621	8.9%	31,304	4.0%	46,955		6.0%
Tier 1 Capital (to Average Assets)
Company	76,374	8.6%	35,576	4.0%		N/A
Community Bank	69,621	7.9%	35,324	4.0%	44,155		5.0%

See the discussion of capital requirements in “Supervision and Regulation” and in Footnote 13 — Regulatory Matters in the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Company to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company’s capital adequacy because loan growth in inflationary periods can increase faster than the corresponding rate that capital grows through retention of earnings the Company generates in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company’s operating expenses. Inflation did not have a material effect upon the Company’s results of operations during the year 2003.

Market Risk Management

Overview. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the Company’s interest rate risk management policies. The Company has an Asset and Liability Management Committee (ALCO), which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

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

The Company measures the interest rate risk embedded in its current portfolio based on interest rates evolving over time along four forecast paths. Net interest margin and net interest income are calculated as the forecast balance sheet is processed against these four interest rate scenarios. One scenario is a flat rate based on the current rate environment. One scenario is an economic forecast, based on underlying economic and financial sector modeling. The other two are a rising and declining scenario based on gradual rate ramps, which embody rate relationships. The nature of the specified rate tests is a gradual but significant change in interest rates projected to evolve over 12 months. The interest rate risk modeling is a useful tool, but there are certain limits to the rate forecast estimates. Actual rate changes rarely follow any given forecast, asset-liability pricing and other model inputs usually do not remain constant in their historic relationships as new rate environments evolve. However, holding these assumptions constant through the modeling horizon helps to appropriately emphasize specific repricing/mismatch points and their performance implications.

The Company’s 2004 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2003 balances.

The following table summarizes the effect on net interest income of three rate scenarios as measured against a most likely rate scenario.

Table Eight: Interest Rate Risk Simulation of Net Interest Income as of December 31, 2003

In thousands	Estimated Impact on 2004 Net Interest Income
Variation from flat rate scenario
Most likely rates	$ 364
Declining rates	(4,148)
Rising rates	3,386

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

The Company also estimates rate risk through the use of rate shock analysis. The model calculates both the percent and dollar changes in net interest income (NII) and market value of equity (MVE) projected to occur should the yield curve instantaneously shift up or down in a parallel fashion from its beginning position. MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. In the rate shock analysis, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include the flat rate scenario described above, and six additional rate shock scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These rate shock scenarios assume that interest rates increase or decrease immediately and remain at the new level in the future. The Company measures the volatility of these benchmarks using a twelve-month time horizon. Using the December 31, 2003 balance sheet as the base for the simulation, the following table summarizes the effect on net interest income of a +200 and +/-100 basis point change in interest rates. Due to the current historic low level of interest rates, the potential for interest bearing deposit accounts to respond to further changes in projected rates is limited, therefore calculations for rate decreases greater than 100 bp are misleading and have not been presented.

Table Nine: Interest Rate Risk Simulation of NII as of December 31, 2003

	% Change in NII from	Change in NII from
In thousands (except percentages)	Current 12 Month Horizon	Current 12 Month Horizon
+ 200bp	16%	$ 6,941
+ 100bp	8%	3,270
- 100bp	(9%)	(3,837)

These results indicate that the balance sheet is asset sensitive since earnings increase when interest rates rise. The magnitude of the NII change is within the Company’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

Gap analysis provides another measure of interest rate risk. The Company does not actively use gap analysis in managing interest rate risk. It is presented here for comparative purposes. Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Company’s current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps.

As reflected in Table Ten, the gap analysis categorizes interest-bearing transaction deposits and savings deposits as repricing immediately. This causes an immediate prospective of liability sensitivity. However, as has been observed through interest rate cycles, the deposit liabilities do not reprice immediately. Even with that bias, the next day through three months highly asset sensitive position more than offsets the immediately repricing liabilities. During the three month to one year horizon as the time deposits reprice, the gap analysis moves towards a fairly balanced position at the end of the one year time frame. Based on the gap analysis at December 31, 2003 we would expect net interest income to grow more rapidly early in an up rate cycle with slowing growth from the six month to one year time phase and then increasing in the longer horizon. The reverse would happen in a falling rate environment. Overall the balance sheet would considered to be asset sensitive.

Table Ten: Interest Rate Sensitivity - December 31, 2003

Assets and Liabilities which Mature or Reprice:
In thousands	Immediately	Next day and within three months	Over three months and within one year	Over one and withing five years	Over five years	Total
Interest earning assets:
Investments	$ 1,367	$ 11,912	$ 114	$ 99,692	$ 40,642	$153,727
Loans, excluding
nonaccrual loans
and overdrafts	17,667	491,004	43,513	184,719	36,580	773,483

Total	$ 19,034	$502,916	$ 43,627	$284,411	$ 77,222	$927,210

Interest bearing
liabilities:
Interest bearing demand	$ 113,215	$ -	$ -	$ -	$ -	$113,215
Savings	232,610	-	-	-	-	232,610
Time certificates	-	75,693	149,950	43,696	966	270,305
Other Borrowings	-	20	61	2,818	1,575	4,474

Total	$ 345,825	$ 75,713	$ 150,001	$ 46,514	$ 2,541	$620,604

Interest rate
sensitivity gap	$(326,791)	$427,203	$(106,384)	$237,897	$ 74,681
Cumulative interest
rate sensitivity gap	$(326,791)	$100,412	$ (5,972)	$231,925	$306,606

December 31, 2002
Interest rate
sensitivity gap	$(290,766)	$433,315	$ (79,284)	$144,614	$ 70,889
Cumulative interest
rate sensitivity gap	$(290,766)	$142,549	$ 63,265	$207,879	$278,768

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2003, were approximately $219,963,000 and $8,403,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) and sellable SBA loans. On December 31, 2003, consolidated liquid assets totaled $208.3 million or 20.0% of total assets as compared to $102.6 million or 11.2% of total consolidated assets on December 31, 2002. In addition to liquid assets, the Company maintains short-term lines of credit with correspondent banks and has several agreements in place for obtaining brokered certificates of deposit. At December 31, 2003, the Company had $80,000,000 available under the credit lines and by policy could have negotiated for up to $103,100,000 in brokered CD’s. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is affected by portfolio maturities as well as the effect interest rate fluctuations have on the market values of both assets and liabilities. The Company holds all of its investment securities in the available-for-sale category. This enables the Company to sell any of its unpledged securities to meet liquidity needs. In periods of rising interest rates, such as experienced throughout most of 1999 and the first half of 2000, bond prices decreased, which resulted in large unrealized losses within the Company’s investment portfolio. Unrealized losses limit the Company’s ability to sell these securities to provide liquidity without realizing those losses. As a means for providing liquidity from the investment portfolio when there are unrealized losses, the Company has a master repurchase agreement with a correspondent bank. Such a repurchase agreement allows the Company to pledge securities as collateral for borrowings to obtain liquidity without having to sell a security at a loss. In a declining interest rate environment such as experienced in 2002 and 2003, as bond prices increase, liquidity is more easily obtained through security sales.

The contractual obligations of the Company, summarized by type of obligation and payment due date, are set forth in Table Eleven.

Table Eleven: Contractual Obligations — December 31, 2003

In thousands	Long-term Debt Payments	Operating Lease Obligations
2004	$ 81	$ 1,018
2005	1,287	959
2006	92	934
2007	99	683
2008	1,340	427
Thereafter	1,575	640

Total	$ 4,474	$ 4,661

In addition to those obligations listed above, in the normal course of business the Company will make cash distributions for the payment of interest on interest bearing deposit accounts and the payment of quarterly tax estimates.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in Table Twelve. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Table Twelve: Certificates of Deposit in Denominations of $100,000 or More

In thousands	December 31, 2003
Three months or less	$ 58,849
Over three months through six months	34,495
Over six months through twelve months	78,189
Over twelve months	35,983

Total	$207,516

Loan demand also affects the Company’s liquidity position. Table Thirteen presents the maturities of loans for the period indicated. Table Thirteen: Loan Maturities — December 31, 2003
In thousands	One year or less	One year through five years	Over five years	Total
Commercial	$134,380	$ 72,489	$ 29,967	$236,836
Real estate - construction	38,322	7,944	-	46,266
Real estate - other	58,108	156,506	274,599	489,213
Consumer	5,378	4,713	1,449	11,540

Total	$236,188	$241,652	$306,015	$783,855

Loans shown above with maturities greater than one year include $277,456,000 of floating interest rate loans and $270,211,000 of fixed rate loans.

The maturity distribution and yields of the investment portfolios (on a taxable equivalent basis) are presented in Table Fourteen:

Table Fourteen: Securities Maturities and Weighted Average Yields

	December 31, 2003		December 31, 2002
In thousands (except percentages)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available for sale securities:
U.S. Treasury and agency securities
Maturing within 1 year	$ 101	0.97%	$ 102	1.71%
Maturing after 1 year but within 5 years	14,050	2.96%	9	5.63%
Maturing after 5 years but within 10 years	18,332	3.59%	8,857	3.24%
Maturing after 10 years	57,785	3.99%	32,488	6.34%
State and Political Subdivision
Maturing after 1 year but within 5 years	4,638	3.97%	4,017	4.37%
Maturing after 5 year but within 10 Years	31,192	4.43%	25,277	4.37%
Maturing after 10 years	14,995	4.85%	24,698	4.84%
Corporate Debt Securities
Maturing after 10 years	11,267	1.96%	10,569	2.44%
Other	1,367	-	1,306	-

Total investment securities	$153,727	3.82%	$107,323	4.74%

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. (See Footnote 5 to the Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” for the terms.) These commitments do not significantly impact operating results.

As of December 31, 2003, commitments to extend credit were the only financial instruments with off-balance sheet risk. These instruments are created in the normal course of business and are consistent with practices in the banking industry. These off balance sheet loan commitments are taken into consideration in the calculation of risk-weighted assets, so their potential impact on capital is analyzed on an on-going basis. At December 31, 2003 the Company had loan and letter of credit commitments of $228,366,000, (NOTE 11) an increase from $192,151,000 at December 31, 2002. The commitments represent 29.1% of total loans at year-end 2003 versus 25.8% a year ago. The majority of the commitments have a maturity of one year or less. Commitments for home equity lines of credit totaling $31,092,000, which have a ten-year maturity, are the single largest category of commitments exceeding a one-year maturity. The Company has not entered into any contracts for freestanding financial derivative instruments such as futures, swaps, options etc.

Disclosure of Fair Value

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Statements,” requires the disclosure of fair value of most financial instruments, whether recognized or not recognized in the financial statements. The intent of presenting the fair values of financial instruments is to depict the market’s assessment of the present value of net future cash flows discounted to reflect both current interest rates and the market’s assessment of the risk that the cash flows will not occur.

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

At year-end 2003, the fair values calculated on the Company’s assets were 1.9% above the carrying values versus 0.3% under the carrying values at year-end 2002.

Other Matters

The terrorist actions on September 11, 2001 and the threat of terror since, and the war with Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company’s market areas. Such continued economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company’s stock price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is contained in the Market Risk Management section of Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 45.

 ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Independent Auditors' Report	53
Consolidated Balance Sheets, December 31, 2003 and 2002	54
Consolidated Statements of Income for the years
ended December 31, 2003, 2002 and 2001	55
Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001	56
Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2003, 2002 and 2001	57
Notes to Consolidated Financial Statements	58-75

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of Central Coast Bancorp:

We have audited the accompanying consolidated balance sheets of Central Coast Bancorp and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central Coast Bancorp and subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 19, 2004

Consolidated Balance Sheets
Central Coast Bancorp and Subsidiary

In thousands (except share data)

December 31,	2003	2002
Assets
Cash and due from banks	$ 54,446	$ 63,915
Federal funds sold	47,017	2,700

Total cash and equivalents	101,463	66,615
Available-for-sale securities at fair value	153,727	107,323
Loans:
Commercial	236,836	224,840
Real estate-construction	46,266	74,214
Real estate-other	489,213	433,921
Consumer	11,540	13,414
Deferred loan fees, net	(1,114)	(1,036)

Total loans	782,741	745,353
Allowance for loan losses	(16,590)	(15,235)

Net Loans	766,151	730,118

Premises and equipment, net	2,787	2,959
Accrued interest receivable and other assets	13,712	12,117

Total assets	$ 1,037,840	$ 919,132

Liabilities and Shareholders’ Equity
Deposits:
Demand, noninterest bearing	$ 321,980	$ 261,242
Demand, interest bearing	113,215	127,692
Savings	232,610	181,089
Time	270,305	256,479

Total deposits	938,110	826,502
Accrued interest payable and other liabilities	10,135	14,554

Total liabilities	948,245	841,056

Commitments and contingencies (Notes 5 and 11)
Shareholders’ Equity:
Preferred stock-no par value; authorized
1,000,000 shares; none outstanding
Common stock - no par value; authorized 31,250,000 shares;
outstanding: 9,927,999 and 9,015,675 shares
at December 31, 2003 and 2002	66,860	51,289
Shares held in deferred compensation trust (411,191 and 373,810
shares at December 31, 2003 and 2002), net of deferred obligation	-	-
Retained earnings	21,502	25,383
Accumulated other comprehensive income, net of taxes of
$875 in 2003 and $994 in 2002	1,233	1,404

Total shareholders' equity	89,595	78,076

Total liabilities and shareholders' equity	$ 1,037,840	$ 919,132

See notes to Consolidated Financial Statements

Consolidated Statements of Income Central Coast Bancorp and Subsidiary

In thousands (except per share data)
Years Ended December 31,	2003	2002	2001
Interest Income
Loans (including fees)	$ 43,924	$ 44,141	$ 43,135
Investment securities	4,982	6,105	8,205
Federal funds sold	303	255	407

Total interest income	49,209	50,501	51,747

Interest Expense
Interest on deposits	11,148	13,517	17,926
Other	418	438	434

Total interest expense	11,566	13,955	18,360

Net Interest Income	37,643	36,546	33,387
Provision for Loan Losses	(1,475)	(3,584)	(2,635)

Net Interest Income after
Provision for Loan Losses	36,168	32,962	30,752

Noninterest Income
Service charges on deposits	3,120	2,342	1,924
Other income	2,497	1,323	1,205

Total noninterest income	5,617	3,665	3,129

Noninterest Expenses
Salaries and benefits	13,506	12,129	11,619
Occupancy	2,555	1,997	1,642
Furniture and equipment	1,921	1,802	1,833
Other	5,828	4,568	4,129

Total noninterest expenses	23,810	20,496	19,223

Income Before Provision for Income Taxes	17,975	16,131	14,658
Provision for Income Taxes	6,406	5,603	5,149

Net Income	$ 11,569	$ 10,528	$ 9,509

Basic Earnings per Share	$ 1.06	$ 0.97	$ 0.87
Diluted Earnings per Share	$ 1.01	$ 0.92	$ 0.83

See Notes to Consolidated Financial Statements Consolidated Statements of Cash Flows Central Coast Bancorp and Subsidiary In thousands
Years ended December 31,	2003	2002	2001
Cash Flows from Operations:
Net income	$ 11,569	$ 10,528	$ 9,509
Reconciliation of net income to net cash provided
by operating activities:
Provision for loan losses	1,475	3,584	2,635
Depreciation	1,296	1,272	1,361
Amortization and accretion	966	782	665
Provision for deferred income taxes	(789)	(1,589)	(1,260)
Gain on sale of securities	(590)	(102)	(168)
Net (gain) loss on sale of equipment	(12)	17	23
Gain on sale of other real estate owned	(52)	(79)	(4)
Decrease (increase) in accrued interest receivable
and other assets	(942)	(308)	164
Increase (decrease) in accrued interest
payable and other liabilities	509	(920)	(2,420)
(Decrease) increase in deferred loan fees	78	(14)	304

Net cash provided by operations	13,508	13,171	10,809

Cash Flows from Investing Activities:
Proceeds from maturities of available-for-sale securities	87,029	119,594	46,672
Proceeds from sale of available-for-sale securities	19,183	16,714	77,962
Purchase of available-for-sale securities	(153,026)	(103,788)	(108,665)
Net increase in loans	(37,647)	(139,141)	(133,462)
Proceeds from sale of other real estate owned	426	670	199
Proceeds from sale of equipment	12	-	-
Purchases of equipment	(1,124)	(1,286)	(611)

Net cash used in investing activities	(85,147)	(107,237)	(117,905)

Cash Flows from Financing Activities:
Net increase in deposit accounts	111,608	101,640	91,652
Net increase (decrease) in other borrowings	(5,242)	3,575	935
Cash received for stock options exercised	121	221	119
Cash paid for shares repurchased	-	-	(4,857)

Net cash provided by financing activities	106,487	105,436	87,849

Net increase (decrease) in cash and equivalents	34,848	11,370	(19,247)
Cash and equivalents, beginning of year	66,615	55,245	74,492

Cash and equivalents, end of year	$ 101,463	$ 66,615	$ 55,245

Noncash Investing and Financing Activities:

The Company obtained $2,761 and $591 in real estate (OREO) in 2003 and 2002, respectively, in connection with foreclosures of delinquent loans (none in 2001). In 2003 $2,700 of loans were made related to the sale of the OREO. In 2002 and 2001stock option exercises and stock repurchases totaling $ 263 and $84, respectively were performed through a “stock for stock” exercise under the Company’s stock option and deferred compensation plans . There were none in 2003 (see Note 9).

Other Cash Flow Information:
Interest paid	$11,714	$15,078	$18,695
Income taxes paid	$ 7,497	$ 6,962	$ 8,203

See Notes to Consolidated Financial Statements Consolidated Statements of Shareholders’ Equity Central Coast Bancorp and Subsidiary In thousands (except share data)
Years Ended December 31,	Common Stock		Retained	Accululated Other Comprehensive
2003, 2002, and 2001	Shares	Amount	Earnings	Income(Loss)	Total
Balances, January 1, 2001	8,402,498	$ 44,472	$ 16,444	$(1,062)	$ 59,854
Net income	-	-	9,509	-	9,509
Changes in unrealized gains/losses
on securities available for sale,
net of taxes of $511	-	-	-	744	744
Reclassification adjustment for
gains included in income,
net of taxes of $69	-	-	-	(99)	(99)

Total comprehensive income					10,154

10% stock dividend	836,410	11,098	(11,098)	-	-
Stock options exercised	38,291	203	-	-	203
Shares repurchased	(313,419)	(4,940)	-	-	(4,940)
Tax benefit of stock options
exercised	-	65	-	-	65

Balances, December 31, 2001	8,963,780	50,898	14,855	(417)	65,336
Net income	-	-	10,528	-	10,528
Changes in unrealized gains/losses
on securities available for sale,
net of taxes of $1,334	-	-	-	1,881	1,881
Reclassification adjustment for
gains included in income,
net of taxes of $42	-	-	-	(60)	(60)

Total comprehensive income					12,349

Stock options exercised	51,895	221	-	-	221
Tax benefit of stock options
exercised	-	170	-	-	170

Balances, December 31, 2002	9,015,675	51,289	25,383	1,404	78,076

Net income	-	-	11,569	-	11,569
Changes in unrealized gains/losses
on securities available for sale,
net of taxes of $121	-	-	-	177	177
Reclassification adjustment for
gains included in income,
net of taxes of $242	-	-	-	(348)	(348)

Total comprehensive income					11,398

10% stock dividend	901,567	15,450	(15,450)	-	-
Stock options exercised	10,757	75	-	-	75
Tax benefit of stock options
exercised	-	46	-	-	46

Balances, December 31, 2003	9,927,999	$ 66,860	$ 21,502	$ 1,233	$ 89,595

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Central Coast Bancorp and Subsidiary
Years ended December 31, 2003, 2002 and 2001

Note 1. Significant Accounting Policies and Operations. The consolidated financial statements include Central Coast Bancorp (the “Company”) and its wholly-owned subsidiary, Community Bank of Central California (the “Bank”). All material intercompany accounts and transactions are eliminated in consolidation. The accounting and reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The material estimate that is particularly susceptible to significant changes in the near term relates to the determination of the allowance for loan losses.

Community Bank of Central California operates twelve full service branch offices in Monterey, Santa Clara, Santa Cruz and San Benito Counties, serving small and medium sized business customers, as well as individuals. The Bank focuses on business loans and deposit services to customers throughout its service area.

Basis of presentation — Stock dividend. On January 26, 2004 the Board of Directors declared a 10% stock dividend, which will be distributed on February 27, 2004, to shareholders of record as of February 12, 2004. All earnings per share data and share data related to the stock option information have been retroactively adjusted to reflect the above dividend as well as a 10% stock dividend in January 2003 and a 5 for 4 stock split in January 2002.

Cash and Cash Equivalents consist of cash on hand, amounts due from banks and Federal funds sold.

Investment securities are classified at the time of purchase into one of three categories: held-to-maturity, trading or available-for-sale. Investment securities classified as “held-to-maturity” are measured at amortized cost based on the Company’s positive intent and ability to hold such securities to maturity. “Trading securities” are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as “available-for-sale” and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders’ equity until realized. Accretion of discounts and amortization of premiums arising at acquisition are included in income using methods approximating the effective interest method. Gains and losses on sales of investments, if any, are determined on a specific identification basis. At December 31, 2003 and 2002 all of the Company’s investments were classified as available-for-sale.

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

The allowance for loan losses is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility, prior loss experience and other factors. The allowance is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. In evaluating the adequacy of the allowance, management considers numerous factors such as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated local economic conditions that may affect the borrowers’ ability to pay.

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

Other borrowed funds consist of $4,474,000 borrowed from the Federal Home Loan Bank collateralized by certain real estate loans and investment securities and are included in other liabilities.

Stock compensation. The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, four years following vesting for 2003, 2002 and 2001; average stock volatility of 16.1% for 2003, 16.0% for 2002 and 15.6% for 2001; risk free interest rates ranging from 2.77% to 6.57% for 2003, 2.92% to 6.57% for 2002, and 4.14% to 6.57% for 2001; and no dividends during the expected term for 2003, 2002 and 2001. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 is as follows.

In thousands (except per share data)

Years Ended December 31,	2003	2002	2001
Net Income - As Reported	$ 11,569	$ 10,528	$ 9,509
Compensation expense from amortization of fair
value of stock awards	(437)	(150)	(297)
Taxes on compensation expense	179	64	121

Pro Forma Net Income	$ 11,311	$ 10,442	$ 9,333

Basic Earnings per Share - As Reported	$ 1.06	$ 0.97	$ 0.87
Pro Forma Basic Earnings per Share	$ 1.04	$ 0.96	$ 0.86
Diluted Earnings per Share - As Reported	$ 1.01	$ 0.92	$ 0.83
Pro Forma Diluted Earnings per Share	$ 0.99	$ 0.92	$ 0.82

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

Derivative Instruments and hedging activities. The Company did not enter into freestanding derivative contracts and was not involved in any hedging activities and did not identify any embedded derivatives requiring bifurcation and separate valuation during 2003, 2002 or 2001.

Comprehensive income includes net income and other comprehensive income, which represents the changes in its net assets during the period from non-owner sources. The Company’s only source of other comprehensive income is derived from unrealized gain and loss on securities available-for-sale and is presented net of tax in the accompanying statements of shareholders’ equity.

Segment reporting. The Company operates a single line of business with no customer accounting for more than 10% of its revenue. Management evaluates the Company’s performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary operate as one business segment.

Recently issued accounting pronouncements. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs for restructuring activities initiated after December 31, 2002.. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have any effect on the financial position, results of operations, or cash flows, as the Company did not recognize any restructuring costs in 2003.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN 34, which is superceded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of FIN 45 were effective for financial statement periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the measurement provisions of FIN 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. Fin 46 is effective for all VIE’s created after January 31, 2003 and becomes effective for VIE’s that existed before February 1, 2003 for the first period ending after December 15, 2003. As of December 31, 2003, the Company does not believe it has any VIE’s for which this interpretation would require consolidation.

Note 2. Cash and Due from Banks. The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. At December 31, 2003 the Company maintained reserves of approximately $1,771,000 in the form of vault cash and balances at the Federal Reserve to satisfy regulatory requirements.

Note 3. Securities. The Company's investment securities portfolio as of December 31, 2003 and 2002 consisted of the following:

In thousands	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2003
Available for sale securities:
U.S. Treasury and Agency Securities	$ 90,405	$ 507	$ 644	$ 90,268
State and Political Subdivision	48,281	2,605	61	50,825
Corporate Debt Securities	11,565	-	298	11,267
Other	1,367	-	-	1,367

Total investment securities	$151,618	$3,112	$1,003	$153,727

December 31, 2002
Available for sale securities:
U.S. Treasury and Agency Securities	$ 40,027	$1,429	$ -	$ 41,456
State and Political Subdivision	52,045	1,985	38	53,992
Corporate Debt Securities	11,547	-	978	10,569
Other	1,306	-	-	1,306

Total investment securities	$104,925	$3,414	$1,016	$107,323

As of December 31, 2003, unrealized losses on securities were comprised of the following:
	Less Than 12 Months		More Than 12 Months		Total
In thousands	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss
December 31, 2003
Available for sale securities:
U.S. Treasury and Agency Securities	$46,977	$644	$ -	$ -	$46,989	$ 644
State and Political Subdivision	-	-	1,356	61	1,356	61
Corporate Debt Securities	-	-	11,267	298	11,267	298

Total investment securities	$46,977	$644	$12,635	$359	$59,612	$1,003

At December 31, 2003, the Company held 150 securities, of which 14 had market values below amortized cost. Of these 14 securities, 5 securities have been carried  with an unrealized loss for over 12 consecutive months.  The lower market values are due to either current interest rates or new preferred issue rates being greater at December 31, 2003.  No security has sustained an other than temporary  loss of value due to a downgrade in credit ratings.  All principal is expected to be paid when the security matures or is called by the issuer.  The lower market values are considered temporary and not a permanent impairment.

The amortized cost and estimated fair value of debt securities at December 31, 2003, based on projected average life, are shown in the next table. Projected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

In thousands	Amortized Cost	Market Value
Available for sale securities:
Maturing within 1 year	$ 101	$ 101
Maturing after 1 year but within 5 years	18,353	18,687
Maturing after 5 years but within 10 years	48,354	49,525
Maturing after 10 years	83,443	84,047
Other	1,367	1,367

Total investment securities	$151,618	$153,727

At December 31, 2003 and 2002, securities with a market value of $89,968,000 and $90,952,000 were pledged as collateral for deposits of public funds and other purposes as required by law or contract.

In 2003, security sales resulted in gross realized losses of $21,000 and gross realized gains of $611,000. In 2002, security sales resulted in gross realized losses of $23,000 and gross realized gains of $125,000. In 2001, security sales resulted in gross realized losses of $26,000 and gross realized gains of $194,000.

Note 4. Loans and allowance for loan losses. The Company’s business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, the ultimate recovery of which is generally dependent on the successful operation, sale or refinancing of real estate, totaling approximately $600,000,000. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, appropriate reserves for losses are provided. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the credit worthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means. Loan losses from lending transactions related to real estate and agriculture compare favorably with the Company’s loan losses on its loan portfolio as a whole.

The activity in the allowance for loan losses is summarized as follows:

In thousands	2003	2002	2001
Balance, beginning of year	$ 15,235	$ 11,753	$ 9,371
Provision charged to expense	1,475	3,584	2,635
Loans charged off	(473)	(353)	(430)
Recoveries	353	251	177

Balance, end of year	$ 16,590	$ 15,235	$ 11,753

In determining the provision for estimated losses related to specific major loans, management evaluates its allowance on an individual loan basis, including an analysis of the credit worthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Specific valuation allowances for secured loans are determined by the excess of recorded investment in the loan over the fair market value or net realizable value where appropriate, of the collateral. In determining overall level of allowances to be maintained and the loan loss allowance ratio, management uses a formula allowance calculated by applying loss factors to outstanding loans and certain unused commitments and an unallocated allowance for amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the specific and formula allowances. In determining these allowances, management evaluates many factors including prevailing and forecasted economic conditions, regular reviews of the quality of loans, industry experience, historical loss experience, composition and geographic concentrations of the loan portfolio, the borrowers’ ability to repay and repayment performance and estimated collateral values.

Management believes that the allowance for loan losses at December 31, 2003 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Non-performing loans at December 31 are summarized below:

In thousands	2003	2002
Past due 90 days or more and still accruing:
Real estate	$ -	$ -
Commercial	-	-
Consumer and other	-	5

	-	5

Nonaccrual:
Real estate	8,973	598
Commercial	626	272
Consumer and other	7	-

	9,606	870

Restructured (in compliance with modified
terms) - Commercial	835	933

Total nonperforming loans	$10,441	$1,808

Interest due but excluded from interest income on nonaccrual loans was approximately $650,000 in 2003, $24,000 in 2002, and $45,000 in 2001. Interest income recognized from payments received on nonaccrual loans was $73,000, $40,000 and $69,000 in 2003, 2002 and 2001, respectively.

At December 31, 2003, the recorded investment in loans that are considered impaired under SFAS No. 114 was $10,694,000 of which $9,606,000 is included as nonaccrual loans above, and $835,000 is included as restructured loans above. At December 31, 2002, the recorded investment in loans that was considered impaired under SFAS No. 114 was $2,618,000 of which $870,000 is included as nonaccrual loans above, and $933,000 is included as restructured loans above. Such impaired loans had valuation allowances totaling $2,516,000 and $1,165,000, in 2003 and 2002, respectively, based on the estimated fair values of the collateral. The average recorded investment in impaired loans during 2003 and 2002 was $11,918,000 and $2,338,000, respectively. The Company recognized interest income on impaired loans of $244,000, $143,000 and $191,000 in 2003, 2002 and 2001, respectively (including interest income of $69,000, $66,000 and $98,000 in 2003, 2002 and 2001 on restructured loans). At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The Company held no real estate acquired by foreclosure at December 31, 2003 or 2002.

Note 5. Premises and equipment. Premises and equipment owned by the Company at December 31 are summarized as follows:

In thousands	2003	2002
Land	$ 121	$ 121
Building	300	265
Furniture and equipment	7,889	7,175
Leasehold improvement	2,893	2,685

	11,203	10,246
Accumulated depreciation and amortization	(8,416)	(7,287)

Premises and equipment, net	$ 2,787	$ 2,959

The Company also leases facilities under agreements that expire in March 2003 through October 2009 with options to extend for three to twenty years. These include two facilities leased from shareholders at terms and conditions which management believes are consistent with the market. Rental rates are adjusted annually for changes in certain economic indices. Rental expense was approximately $1,075,000, $793,000 and $675,000, including rent expense to related parties of $129,000, $130,000 and $133,000 in 2003, 2002 and 2001 respectively. The minimum annual rental commitments under these leases, including the remaining rental commitment under the leases to shareholders are as follows:

In thousands	Operating Leases
2004	$ 1,018
2005	959
2006	934
2007	683
2008	427
Thereafter	640

Total	$ 4,661

Note 6. Income Taxes. The provision for income taxes is as follows:
In thousands	2003	2002	2001
Current:
Federal	$ 5,065	$ 5,063	$ 4,577
State	2,130	2,129	1,832

Total	7,195	7,192	6,409

Deferred:
Federal	(559)	(1,120)	(950)
State	(230)	(469)	(310)

Total	(789)	(1,589)	(1,260)

Total	$ 6,406	$ 5,603	$ 5,149

A reconciliation of the Federal income tax rate to the effective tax rate is as follows:
	2003	2002	2001
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of
Federal income tax benefit)	7.0%	6.8%	6.9%
Tax exempt interest income	(6.2%)	(6.7%)	(6.4%)
Other	(0.1%)	(0.4%)	(0.4%)

Effective tax rate	35.7%	34.7%	35.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:
In thousands	2003	2002
Deferred tax assets:
Provision for loan losses	$ 7,439	$ 6,831
Unrealized gain on available for sale securities	(875)	(994)
Salary continuation plan	986	862
Depreciation and amortization	(87)	108
State income taxes	(19)	52
Excess serving rights	7	10
Interest on nonaccrual loans	310	18
Other	270	240

Net deferred tax asset	$ 8,031	$ 7,127

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

Note 7. Other Noninterest Expense. Other expense for the years ended December 31, 2003, 2002 and 2001 consists of the following:

In thousands	2003	2002	2001
Professional fees	$1,023	$ 540	$ 457
Other real estate operating expenses	674	-	-
Customer expenses	604	526	525
Marketing	588	565	473
Stationary and supplies	398	370	372
Shareholder and director	280	245	229
Data processing	259	268	272
Amortization of intangibles	257	257	257
Dues and assessments	246	245	177
Insurance	222	226	216
Other	1,277	1,326	1,151

Total	$5,828	$4,568	$4,129

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

In thousands (except per share data)	2003	2002	2001
Basic Earnings Per Share
Net income	$11,569	$10,528	$ 9,509
Weighted average common shares outstanding	10,912	10,888	10,946

Basic earnings per share	$ 1.06	$ 0.97	$ 0.87

Diluted Earnings Per Share
Net Income	$11,569	$10,528	$ 9,509
Weighted average common shares outstanding	10,912	10,888	10,946
Dilutive effect of outstanding options	490	506	476

Weighted average common shares outstanding - Diluted	11,402	11,394	11,422

Diluted earnings per share	$ 1.01	$ 0.92	$ 0.83

There were 658 and 6,000 option shares in 2003 and 2002, respectively (none in 2001), considered to be antidilutive and therefore omitted from the above calculations of diluted earnings per share.

Note 9. Employee Benefit Plans. The Company has two stock option plans under which incentive stock options or nonqualified stock options have been granted to certain key employees or directors to purchase shares of common stock. All stock option information has been adjusted to give effect to all stock splits and dividends. Options are granted at a price not less than the fair market value of the common stock on the date of grant. Options vest over various periods not in excess of ten years from date of grant and expire not more than ten years from date of grant. As of December 31, 2003, 1,911,993 shares are available for future grants under the plans.

Activity under the stock option plans is as follows:

	Shares	Weighted Average Exercise Price
Balances, January 1, 2001
948,776 exercisable at a weighted average exercise price of $5.24	1,285,871	$ 6.36
Granted (weighted average fair value $4.09 per share)	6,050	13.13
Exercised	(52,980)	3.85

Balances, December 31, 2001
1,030,953 exercisable at a weighted average exercise price of $5.86	1,238,941	4.79
Granted (weighted average fair value $4.34 per share)	12,100	16.41
Expired	(2,773)	13.22
Exercised	(78,963)	4.80

Balances, December 31, 2002
1,060,140 exercisable at a weighted average exercise price of $6.22	1,169,305	6.64
Granted (weighted average fair value $15.09 per share)	202,290	15.09
Exercised	(11,834)	5.30

Balances, December 31, 2003
1,147,387 exercisable at a weighted average exercise price of $6.55	1,359,761	$ 7.87

Additional information regarding options outstanding as of December 31, 2003 is as follows:
			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Live (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.37	-	4.39	253,278	1.4	$3.54	253,278	$3.54
5.36	-	5.70	467,600	2.9	5.38	467,600	5.38
8.42	-	10.82	418,443	5.6	9.52	418,443	9.52
13.13	-	15.65	220,440	9.5	15.07	8,066	14.41

$ 3.37	-	15.65	1,359,761	4.5	$7.87	1,147,387	$6.55

401(k) Savings Plan

The Company has a 401(k) Savings Plan under which eligible employees may elect to make tax deferred contributions from their annual salary, to a maximum established annually by the IRS. The Company matches 25% of the employees’ contributions. The Company may make additional contributions to the plan at the discretion of the Board of Directors. All employees meeting age and service requirements are eligible to participate in the Plan. Company contributions vest after 3 years of service. Company contributions during 2003, 2002 and 2001, which are funded currently, totaled $157,000, $134,000 and $129,000, respectively.

Salary Continuation Plan

The Company has a salary continuation plan for three officers, which provides for a stated retirement benefit for each participant upon reaching age 63. The Company accrues such post-retirement benefits over the vesting periods (of five or ten years) based on a discount rate of 7.5%. In the event of a change in control of the Company, the officers’ benefits will fully vest. The Company recorded compensation expense of $109,000, $101,000 and $94,000 in 2003, 2002 and 2001. Accrued compensation payable under the salary continuation plan totaled $1,444,000 and $1,335,000 at December 31, 2003 and 2002.

Deferred Compensation Plan

The Company has a deferred compensation plan for the benefit of the Board of Directors and certain officers. In addition to the deferral of compensation, the plan allows participants the opportunity to defer taxable income derived from the exercise of stock options. The participant’s may, after making an election to defer receipt of the option shares for a specified period of time, use a “stock-for-stock” exercise to tender to the Company mature shares with a fair value equal to the exercise price of the stock options exercised. The Company simultaneously delivers new shares to the participant equal to the value of shares surrendered and the remaining shares under option are placed in a trust administered by a third- party trust company, to be distributed in accordance with the terms of each participant’s election to defer. During 2003, 2002 and 2001 no shares were tendered under the plan. At December 31, 2002, 411,191 shares (with a fair value of approximately $7,414,000) were held in the Deferred Compensation Trust.

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

	December 31, 2003		December 31, 2002
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and equivalents	$101,463	$101,463	$ 66,615	$ 66,615
Securities	153,727	153,727	107,323	107,323
Loans, net	766,151	785,874	730,118	733,124

Financial Liabilities
Demand deposits	435,195	435,195	388,934	388,934
Time Deposits	270,305	296,067	256,479	259,233
Savings	232,610	232,610	181,089	181,089
Other borrowings	4,474	4,474	9,716	9,716

The following estimates and assumptions were used to estimate the fair value of the financial instruments.

Cash and equivalents — The carrying amount is a reasonable estimate of fair value.

Securities — Fair values of securities are based on quoted market prices or dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

Loans, net — Fair values for certain commercial, construction, revolving customer credit and other loans were estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and similar maturities, adjusted for the allowance for loan losses.

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

Demand, time and savings deposits — The fair value of noninterest-bearing and adjustable rate deposits and savings is the amount payable upon demand at the reporting date. The fair value of fixed-rate interest-bearing deposits with fixed maturity dates was estimated by discounting the cash flows using rates currently offered for deposits of similar remaining maturities.

Other Borrowings – The carrying amount is a reasonable estimate of fair value.

Off-balance sheet instruments — The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair values of such off-balance sheet instruments were not significant at December 31, 2003 and 2002, therefore, have not been included in the table above.

Note 11. Commitments and Contingencies. The Company is involved in certain legal actions arising from normal business activities. Except as discussed below, management believes the ultimate resolution of all other pending legal actions will not have a material effect on the financial statements.

During 2003, the Bank was served with an Application for a Writ of Mandate by the City of King which sought the return from the Bank of a $4,400,000 certificate of deposit assigned to the Bank as collateral security for a $4,400,000 loan made by the Bank to a private real estate developer (a limited liability company). The loan to the developer was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The City of King alleged the certificate of deposit was general fund monies it deposited with the Bank and was not intended as a pledge for a loan. The certificate of deposit matured on March 30, 2003 and the $4,400,000 loan became due on April 3, 2003. The Bank advised the City of King of its intention to apply the proceeds of the certificate of deposit to payment of the loan. Another loan made by the Bank to the developer of this project is secured by a first deed of trust on the project in the amount of $4,600,000. A notice of default on this loan was filed on April 21, 2003. Because the loans were not paid on the due dates, the Bank considers the loans impaired under applicable accounting standards. The aggregate amount of the two loans currently outstanding and past due in respect of this redevelopment project is $9,000,000.

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

On September 15, 2003, the Monterey County Superior Court issued a Judgment confirming its preliminary ruling in the Writ of Mandate proceeding which was held on June 11, 2003. The Judgment ordered that a Peremptory Writ of Mandate issue requiring the Bank to return to the City of King the principal balance of the Certificate of Deposit in the amount of $4,400,000 together with interest accrued at the rate of 6% per annum from March 1, 2003 through the date of the Judgment.

On September 30, 2003, Bank counsel filed pleadings requesting, among other matters, to stay enforcement of the Judgment pending a motion for new trial and to vacate and set aside the Judgment, Statement of Decision contained therein, and the Writ of Mandate, or to stay enforcement thereof pending the Bank’s appeal of the Judgment.

On November 14, 2003, a hearing was held in the Monterey County Superior Court to consider post-judgment motions filed by the Bank in the Bank’s dispute with the City of King related to a Certificate of Deposit in the amount of $4,400,000. At the hearing, among other matters, the Bank’s motion for a new trial was denied by the Court. The Bank therefore filed an appeal on November 17, 2003 with the Sixth District Court of Appeal regarding the Judgment issued on September 15, 2003 by the Monterey County Superior Court as described in greater detail below.

On November 21, 2003, the Bank and the City of King entered into a Stipulation to stay the Judgment pending appeal which included in its provisions an agreement to permit the Bank to retain the Certificate of Deposit during the appeal process and prior to a final determination, subject, however, to the payment by the Bank to the City of King of interest thereon at the rate of six percent (6%) per annum at specified times. The Bank’s payment of interest and the City’s acceptance of interest payments, as well as the stipulations of the parties, does not prejudice the Bank’s right to contest the obligation to pay interest and recover amounts paid pursuant to the Stipulation or the City’s right to contend that it is entitled to recover post-judgment interest at the higher legal rate of ten percent (10%) per annum.

As stated above, the Bank has filed an appeal of the Judgment. If the Judgment remains in effect despite the appeal by the Bank and therefore becomes final, the Bank could sustain the loss of the certificate of deposit as collateral security for the loan. In such event, the entire amount of $4,400,000 as specified in the Judgment would likely become a charge to the Bank’s allowance for loan losses because the nature and extent of other sources of recovery available to the Bank are uncertain at present.

In addition to the foregoing, the Bank filed an appeal on January 18, 2004, to reverse an order issued by the Court on December 16, 2003, requiring the Bank to pay the attorneys’ fees and costs incurred by the City of King in connection with the litigation.

The outcome of this dispute continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit on appeal of the Judgment.

In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including loan commitments of approximately $219,963,000 and $186,982,000 at December 31, 2003 and 2002 and standby letters of credit and financial guarantees of $8,403,000 and $5,169,000 at December 31, 2003 and 2002. The Bank does not anticipate any losses as a result of these commitments.

Approximately $29,415,000 of loan commitments outstanding at December 31, 2003 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans. Many of these loan commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements.

Stand-by letters of credit are commitments written by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by the Bank’s commercial customers, are typically short-term in nature and virtually all such commitments are collateralized.

Most of the outstanding commitments to extend credit are at variable rates tied to the Bank’s reference rate of interest. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit issued is the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company controls the credit risk of the off-balance sheet financial instruments through the normal credit approval and monitoring process.

Note 12. Related Party Loans. The Company makes loans to officers and directors and their associates subject to loan committee approval and ratification by the Board of Directors. These transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than normal risk of collectibility. An analysis of changes in related party loans for the year ended December 31, 2003 is as follows:

Beginning Balance	Additions	Repayments	Ending Balance
$3,602,000	$10,100,000	$10,856,000	$2,846,000

Committed lines of credit, undisbursed loans and standby letters of credit to directors and officers were approximately $6,114,000 and $3,226,000 at December 31, 2003 and 2002.

Note 13. Regulatory Matters. The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action require that the Company meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and a minimum leverage ratio of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003 that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2003 and 2002, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table shows the Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 as well as the minimum capital ratios to be categorized as “well capitalized” under the regulatory framework:

	Actual		For Capital Adequacy Purposes		To Be Categorized Well Capitalized Under Prompt Corrective Action Provisions
In thousands(except percentages)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Company	$99,038	11.6%	$68,120	8.0%		N/A
Community Bank	92,172	10.9%	67,420	8.0%	$84,276		10.0%
Tier 1 Capital (to Risk Weighted Assets)
Company	88,321	10.4%	34,060	4.0%		N/A
Community Bank	81,563	9.7%	33,710	4.0%	50,565		6.0%
Tier 1 Capital (to Average Assets)
Company	88,321	9.0%	39,314	4.0%		N/A
Community Bank	81,563	8.4%	39,064	4.0%	48,830		5.0%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Company	$86,334	10.9%	$63,321	8.0%		N/A
Community Bank	79,470	10.2%	62,607	8.0%	$78,259		10.0%
Tier 1 Capital (to Risk Weighted Assets)
Company	76,374	9.7%	31,660	4.0%		N/A
Community Bank	69,621	8.9%	31,304	4.0%	46,955		6.0%
Tier 1 Capital (to Average Assets)
Company	76,374	8.6%	35,576	4.0%		N/A
Community Bank	69,621	7.9%	35,324	4.0%	44,155		5.0%

The ability of the Company to pay cash dividends in the future will largely depend upon the cash dividends paid to it by its subsidiary Bank. Under State and Federal law regulating banks, cash dividends declared by a Bank in any calendar year generally may not exceed its net income for the preceding three fiscal years, less distributions to the Company, or its retained earnings. Under these provisions, and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $20,818,000 as of December 31, 2003.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Bank is prohibited from lending to the Company unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank is limited to 10% of Bank shareholders’ equity, or a maximum of $8,284,000 at December 31, 2003. No such advances were made during 2003 or 2002.

Note 14. Central Coast Bancorp (Parent Company Only)

The condensed financial statements of Central Coast Bancorp follow (in thousands):

Condensed Balance Sheets

December 31,	2003	2002
Assets:
Cash - interest bearing account with Bank	$ 3,541	$ 2,585
Loans	3,612	3,936
Investment in Bank	82,837	71,322
Premises and equipment, net	1,127	1,142
Other Assets	1,903	1,747

Total assets	$93,020	$80,732

Liabilities and Shareholders' Equity
Liabilities	$ 3,425	$ 2,656
Shareholders' Equity	89,595	78,076

Total liabilities and shareholders' equity	$93,020	$80,732

Condensed Income Statements
Years ended December 31,	2003	2002	2001
Management fees	$ 10,362	$10,164	$ 9,888
Interest income	201	322	109
Other income	12	-	3
Cash dividends received from the Bank	-	-	10,500

Total income	10,575	10,486	20,500
Operating expenses	10,755	10,162	9,812

Income before income taxes and equity
in undistributed net income of Bank	(180)	324	10,688
Provision (credit) for income taxes	(64)	42	66
Equity in undistributed
net income of Bank	11,685	10,246	(1,113)

Net income	11,569	10,528	9,509
Other comprehensive income (loss)	(171)	1,821	645

Total comprehensive income	$ 11,398	$12,349	$ 10,154

Condensed Statements of Cash Flows
Years ended December 31,	2003	2002	2001
Operating Activities:
Net income	$ 11,569	$ 10,528	$ 9,509
Reconciliation of net
income to net cash provided
by operations:
Equity in undistributed
net income of Bank	(11,685)	(10,246)	1,113
Depreciation	667	710	841
(Gain) loss on sale of equipment	(12)	8	17
Increase in other assets	(156)	(181)	(1,324)
Increase in liabilities	768	107	1,000

Net cash provided by operations	1,151	926	11,156

Investing Activities:
Contribution to subsidiary	-	(2,000)	-
Net (increase) decrease in loans	324	3,127	(7,063)
Proceeds from sale of equipment	12	-	-
Purchases of equipment	(652)	(686)	(302)

Net cash provided by (used in) investing activities	(316)	441	(7,365)

Financing Activities:
Stock repurchases	-	-	(4,857)
Stock options exercised	121	221	119

Net cash provided by (used in) financing activities	121	221	(4,738)

Net increase (decrease) in cash	956	1,588	(947)
Cash balance, beginning of year	2,585	997	1,944

Cash balance, end of year	$ 3,541	$ 2,585	$ 997

Note 15. Selected Quarterly Information (unaudited)
In thousands (except per share data)	2003				2002
Three months ended	Dec. 31	Sep. 30	June 30	Mar.31	Dec. 31	Sep. 30	June 30	Mar.31
Interest income	$12,471	$12,503	$12,028	$12,207	$12,951	$13,012	$12,631	$11,907
Interest expense	2,741	2,845	2,912	3,068	3,276	3,536	3,518	3,625

Net interest income	9,730	9,658	9,116	9,139	9,675	9,476	9,113	8,282
Provision for loan losses	545	630	300	-	1,536	925	900	223

Net interest income after
provision for loan losses	9,185	9,028	8,816	9,139	8,139	8,551	8,213	8,059
Total noninterest income	1,486	1,538	1,579	1,014	944	992	962	767
Total noninterest expenses	6,238	6,027	5,960	5,585	5,429	5,257	5,225	4,585

Income before provision for income taxes	4,433	4,539	4,435	4,568	3,654	4,286	3,950	4,241
Provision for income taxes	1,667	1,589	1,551	1,599	1,257	1,438	1,403	1,505

Net income	$2,766	$2,950	$2,884	$2,969	$2,397	$2,848	$2,547	$2,736

Per common share:
Basic earnings per share	$0.26	$0.27	$0.26	$0.27	$0.23	$0.26	$0.23	$0.25
Diluted earnings per share	$0.25	$0.25	$0.25	$0.26	$0.20	$0.25	$0.23	$0.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM  9A. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at that time.

(b) There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTSON
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

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 10.18 to the Registrant’s 2001 Annual Report on Form 10-K filed with the Commission on March 26, 2002.

(3.2)	Bylaws, as amended.

(4.1)	Specimen form of Central Coast Bancorp stock certificate, incorporated by reference from the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on March 31, 1995.

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

(10.16)

Lease agreement dated November 18, 2002, related to 439 Alvarado Street, Monterey, California incorporated by reference from Exhibit 10.16 to the Registrant’s 2002 Annual Report on Form 10-K filed with the Commission on March 20, 2003.

(14.1)	Code of Ethics

(21.1)	The Registrant's only subsidiary is its wholly owned subsidiary, Community Bank of Central California.

(23.1)	Independent Auditors’ Consent

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Central Coast Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contracts, compensatory plans or arrangements.

(b)	Reports on Form 8-K

(1)

As previously reported in the Registrant’s filings on Forms 8-K filed with the Securities and Exchange Commission on April 11, 2003, June 12, 2003, October 9, 2003 and November 26, 2003, and Form 10-Q for the quarterly periods ended June 30, 2003 and September 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003 and November 12, 2003, respectively, the Bank was served with an Application for a Writ of Mandate by the City of King which sought the return from the Bank of an approximate $4.4 million certificate of deposit assigned to the Bank as collateral security for an approximate $4.4 million loan made by the Bank to a private real estate developer (a limited liability company). The loan to the developer was made in conjunction with a redevelopment project with the City of King and/or its Community Development Agency. The City of King alleged the certificate of deposit was general fund monies it deposited with the Bank and was not intended as a pledge for a loan. The certificate of deposit matured on March 30, 2003 and the $4.4 million loan became due on April 3, 2003. The Bank advised the City of King of its intention to apply the proceeds of the certificate of deposit to payment of the loan. Another loan made by the Bank to the developer of this project is secured by a first deed of trust on the project in the approximate amount of $4.6 million. A notice of default on this loan was filed on April 21, 2003. Because the loans were not paid on the due dates, the Bank considers the loans impaired under applicable accounting standards. The aggregate amount of the two loans currently outstanding and past due in respect of this redevelopment project is approximately $9.0 million.

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

On November 14, 2003, a hearing was held in the Monterey County Superior Court to consider post-judgment motions filed by the Bank in the Bank’s dispute with the City of King related to a Certificate of Deposit in the approximate amount of $4.4 million dollars. At the hearing, among other matters, the Bank’s motion for a new trial was denied by the Court. The Bank therefore filed an appeal on November 17, 2003 with the Sixth District Court of Appeal regarding the Judgment issued on September 15, 2003 by the Monterey County Superior Court as described in greater detail below.

On November 21, 2003, the Bank and the City of King entered into a Stipulation to stay the Judgment pending appeal which included in its provisions an agreement to permit the Bank to retain the Certificate of Deposit during the appeal process and prior to a final determination, subject, however, to the payment by the Bank to the City of King of interest thereon at the rate of six percent (6%) per annum at specified times. The Bank’s payment of interest and the City’s acceptance of interest payments, as well as the stipulations of the parties, does not prejudice the Bank’s right to contest the obligation to pay interest and recover amounts paid pursuant to the Stipulation or the City’s right to contend that it is entitled to recover post-judgment interest at the higher legal rate of ten percent (10%) per annum.

As stated above, the Bank has filed an appeal of the Judgment. If the Judgment remains in effect despite the appeal by the Bank and therefore becomes final, the Bank could sustain the loss of the certificate of deposit as collateral security for the loan. In such event, the entire amount of approximately $4.4 million as specified in the Judgment would likely become a charge to the Bank’s allowance for loan losses because the nature and extent of other sources of recovery available to the Bank are uncertain at present.

The outcome of this dispute continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit on appeal of the Judgment.

(2)	The Registrant filed a Form 8-K dated January 7, 2004 announcing a first time ever achievement — total assets of approximately $1,037,000,000 as of December 31, 2003.

(3)	The Registrant filed a Form 8-K dated January 23, 2004 announcing their annual earnings for the year ended December 31, 2003.

(4)	The Registrant filed a Form 8-K dated January 27, 2004 announcing a 10% stock dividend.

(5)	The Registrant filed a Form 8-K dated January 27, 2004, announcing the addition of Don Chapin, Jr. to its Board of Directors.

An Annual Report for the fiscal year ended December 31, 2003, and Notice of Annual Meeting and Proxy Statement for the Company’s 2004 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 14(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL COAST BANCORP

Date: February 23, 2004 By /s/ NICK VENTIMIGLIA
Nick Ventimiglia, Chief Executive
Officer (Principal Executive Officer)

Date: February 23, 2004 By /s/ ROBERT STANBERRY
Robert Stanberry, Chief Financial Officer (Principal
Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Signature	Title	Date
/s/ C. EDWARD BOUTONNET	Director	2/23/04
(C. Edward Boutonnet)
/s/ DONALD D. CHAPIN	Director	2/23/04
(Donald D. Chapin)
/s/ BRADFORD G. CRANDALL	Director	2/23/04
(Bradford G. Crandall)
/s/ ALFRED P. GLOVER	Director	2/23/04
(Alfred P. Glover)
/s/ MICHAEL T. LAPSYS	Director	2/23/04
(Michael T. Lapsys)
/s/ ROBERT M. MRAULE	Director	2/23/04
(Robert M. Mraule)
/s/ DUNCAN L. MCCARTER	Director	2/23/04
(Duncan L. McCarter)
/s/ LOUIS A. SOUZA	Director	2/23/04
(Louis A. Souza)
/s/ MOSE E. THOMAS	Director	2/23/04
(Mose E. Thomas)
/s/ NICK VENTIMIGLIA	Chairman and CEO	2/23/04
(Nick Ventimiglia)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
3.2	Bylaws, as amended	84

14.1	Code of Ethics	100

23.1	Independent Auditors' Consent	102

31.1	Certifications of Chief Executive Officer pursuant	103
	to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant	104
	to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief	105
	Financial Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002