Form 10-Q
period 2004-03-31
CENTRAL COAST BANCORP
filed 2004-05-06
CIK 921085

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

No par value Common Stock - 10,861,840 shares outstanding at April 26, 2004.

The Index to the Exhibits is located at page 27                                                             Page 1 of 30

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
CENTRAL COAST BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
In thousands (except share data)	2004	2003
Assets
Cash and due from banks	$ 45,612	$ 54,446
Federal funds sold	20,901	47,017

Total cash and equivalents	66,513	101,463

Available-for-sale securities at fair value (amortized cost of $177,593	181,543	153,727
at March 31, 2004 and $151,618 at December 31, 2003)
Loans:
Commercial	205,349	236,836
Real estate-construction	38,628	46,266
Real estate-other	519,010	489,213
Consumer	12,630	11,540
Deferred loan fees, net	(1,092)	(1,114)

Total loans	774,525	782,741
Allowance for loan losses	(16,654)	(16,590)

Net Loans	757,871	766,151

Premises and equipment, net	2,730	2,787
Accrued interest receivable and other assets	12,565	13,712

Total assets	$ 1,021,222	$ 1,037,840

Liabilities and Shareholders' Equity
Deposits:
Demand, noninterest bearing	$ 239,958	$ 321,980
Demand, interest bearing	145,267	113,215
Savings	254,579	232,610
Time	277,782	270,305

Total Deposits	917,586	938,110
Accrued interest payable and other liabilities	11,092	10,135

Total liabilities	928,678	948,245

Commitments and contingencies (Note 3)
Shareholders’ Equity ;
Preferred stock — no par value; authorized 1,000,000 shares; none outstanding
Common stock — no par value; authorized 31,250,000 shares
issued and outstanding: 10,861,839 shares at March 31, 2004
and 9,927,999 shares at December 31, 2003	84,402	66,860
Shares held in deferred compensation trust (452,310 at March 31, 2004
and 411,191 as of December 31, 2003), net of deferred obligation	--	--
Retained earnings	5,831	21,502
Accumulated other comprehensive income - net of taxes
of $1,639 at March 31, 2004 and $875 at December 31, 2003	2,311	1,233

Total shareholders' equity	92,544	89,595

Total liabilities and shareholders' equity	$ 1,021,222	$ 1,037,840

See notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
In thousands (except per share data)	2004	2003
Interest Income
Loans (including fees)	$11,137	$10,982
Investment securities	1,591	1,153
Other	65	72

Total interest income	12,793	12,207

Interest Expense
Interest on deposits	2,647	2,957
Other	69	111

Total interest expense	2,716	3,068

Net Interest Income	10,077	9,139
Provision for Loan Losses	65	--

Net Interest Income after
Provision for Loan Losses	10,012	9,139

Noninterest Income
Service charges on deposits	740	687
Other income	165	327

Total noninterest income	905	1,014

Noninterest Expenses
Salaries and benefits	3,564	3,347
Occupancy	638	597
Furniture and equipment	483	464
Other	1,351	1,177

Total noninterest expenses	6,036	5,585

Income Before Provision for Income Taxes	4,881	4,568
Provision for Income Taxes	1,689	1,599

Net Income	$ 3,192	$ 2,969

Basic Earnings per Share	$ 0.29	$ 0.27
Diluted Earnings per Share	$ 0.28	$ 0.26

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
In thousands	2004	2003
Cash Flows from Operations:
Net income	$ 3,192	$ 2,969
Reconciliation of net income to net cash provided
by operating activities:
Provision for loan losses	65	--
Depreciation	290	342
Amortization and accretion	201	156
Net loss on sale of investments	104	--
Gain on sale of equipment	(9)	(4)
Decrease in accrued interest receivable and other assets	327	10
Increase in accrued interest payable and other liabilities	1,020	1,235
Increase in deferred loan fees	(22)	(40)

Net cash provided by operations	5,168	4,668

Cash Flows from Investing Activities:
Proceeds from maturities
of available-for-sale securities	4,450	59,720
Proceeds from sale of available-for-sale securities	11,461	--
Purchases of available-for-sale securities	(42,149)	(48,372)
Net decrease in loans	8,237	26,799
Proceeds from sale of equipment	13	4
Purchases of equipment	(222)	(446)

Net cash provided by (used in) investing activities	(18,210)	37,705

Cash Flows from Financing Activities:
Net increase (decrease) in deposit accounts	(20,524)	14,259
Net decrease in other borrowings	(20)	(3,139)
Cash received for stock options exercised	75	--
Cash paid for shares repurchased	(1,439)	--

Net cash provided by (used in) financing activities	(21,908)	11,120

Net increase (decrease) in cash and equivalents	(34,950)	53,493
Cash and equivalents, beginning of period	101,463	66,615

Cash and equivalents, end of period	$ 66,513	$ 120,108

Other Cash Flow Information:
Interest paid	$ 2,593	$ 2,727
Income taxes paid	370	500

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2004 (Unaudited)

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp’s (the “Company’s”) consolidated financial position at March 31, 2004, the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Shareholders. The results of operations for the three-month periods ended March 31, 2004 and 2003 may not necessarily be indicative of the operating results for the full year.

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

Stock dividend — On January 26, 2004, the Board of Directors declared a 10% stock dividend, which was distributed on February 27, 2004, to shareholders of record as of February 12, 2004. All earnings per share data and share data related to the stock option information have been retroactively adjusted to reflect the stock dividend.

NOTE 2. STOCK COMPENSATION

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, four years following vesting; average stock volatility of 16.1% for 2004 and 2003; risk free interest rates ranging from 2.77% to 6.57% for 2004 and 2.77% to 3.55% for; and no dividends during the expected term for 2004 and 2003. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 is as follows.

	Three Months Ended March 31,
In thousands (except per share data)	2004	2003

Net Income - As Reported	$ 3,192	$ 2,969
Compensation expense from amortization of fair
value of stock awards, net of taxes of $27
and $2 in 2004 and 2003	(39)	(3)

Pro Forma Net Income	$ 3,153	$ 2,966

Basic Earnings per Share - As Reported	$ 0.29	$ 0.27
Pro Forma Basic Earnings per Share	$ 0.29	$ 0.27
Diluted Earnings per Share - As Reported	$ 0.28	$ 0.26
Pro Forma Diluted Earnings per Share	$ 0.28	$ 0.26

NOTE 3. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal actions arising from normal business activities. Except as discussed below, management believes the ultimate resolution of all other pending legal actions will not have a material effect on the financial statements.

Approximately $9.0 million of loans recorded as nonperforming loans at March 31, 2004 pertains to loans for a commercial/retail redevelopment project in the City of King. Details of these loans have been disclosed on Forms 8-K and Forms 10-Q filed with the Securities and Exchange Commission (SEC) during 2003 as reflected in Form 10-K for the period ended December 31, 2003, filed with the SEC on March 1, 2004.

In addition to the foregoing, the Bank filed an appeal on January 18, 2004, to reverse an order issued by the Court on December 16, 2003, requiring the Bank to pay the attorneys’ fees and costs incurred by the City of King in connection with the litigation.

On February 26, 2004, the developer of the redevelopment project in the City of King described above, filed a petition for bankruptcy relief under Chapter 7 of the United States Bankruptcy Code. The effect of the filing by the developer is uncertain; however, it is currently anticipated that the filing will not have an adverse effect on the Bank related to the CD secured loan in the approximate amount of $4.4 million. The bankruptcy petition may delay the Bank’s ability to foreclose its first deed of trust securing the real estate secured $4.6 million loan and its fourth deed of trust, which in addition to the disputed certificate of deposit discussed in prior filings, secures the $4.4 million loan. The petition does not, however, dispute the Bank’s secured claim related to either loan.

The outcome of this dispute continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit on appeal of the Judgment.

In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including loan commitments of approximately $258,773,000 and standby letters of credit of approximately $9,301,000 at March 31, 2004. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $36,740,000 of loan commitments outstanding at March 31, 2004 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other real estate or commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the three-month periods ended March 31 is reconciled and basic and diluted earnings per share are calculated as follows:

	Three months ended March 31,
In thousands (except per share data)	2004	2003
Basic Earnings Per Share
Net income	$ 3,192	$ 2,969
Weighted average common shares outstanding	10,904	10,909

Basic earnings per share	$ 0.29	$ 0.27

Diluted Earnings Per Share
Net Income	$ 3,192	$ 2,969
Weighted average common shares outstanding	10,904	10,909
Dilutive effect of outstanding options	541	491

Weighted average common shares outstanding - Diluted	11,445	11,399

Diluted earnings per share	$ 0.28	$ 0.26

There were 15,000 and 7,260 option shares in the first quarter ended March 31, 2004 and 2003, respectively, considered to be antidilutive and therefore omitted from the above calculations of diluted earnings per share.

NOTE 5. COMPREHENSIVE INCOME

	Three Months Ended March 31,
In thousands	2004	2003
Net income	$ 3,192	$2,969
Other comprehensive income - Net unrealized
gain on available-for-sale securities, net of taxes	1,017	209

Reclassification adjustment for loss included in income	104	--
Taxes on reclassification adjustment	(43)	--

Total other comprehensive income	1,078	209

Total comprehensive income	$ 4,270	$3,178

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company’s market areas; (4) the effects of terrorism, the threat of terrorism or the impact of military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company’s business this report should be read in conjunction with Central Coast Bancorp’s annual report on Form 10-K for the year ended December 31, 2003 and Form 8-K current reports.

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

Overview

Central Coast Bancorp reported record quarterly net income of $3,192,000 for the first quarter of 2004. Net income increased 7.5% over the $2,969,000 reported in the first quarter of 2003. Diluted earnings per share for the first quarter of 2004 increased 7.7% to $0.28 from $0.26 in the prior year period. All earnings per share and applicable share data for the 2003 quarter have been adjusted for the 10% stock dividend distributed in February 2004.

The annualized return on average equity (ROAE) and a return on average assets (ROAA) were 14.0% and 1.27%, as compared to 15.1% and 1.33% for the same period in 2003.

During the first quarter of 2004, the Company experienced a slight contraction in assets, as total assets decreased $16,618,000 (1.6%) to $1,021,222,000 from the 2003 year-end balance. On a year-over-year basis total assets increased $86,556,000 (9.3%) from the $934,666,000 balance at March 31, 2003. At the end of the first quarter of 2004, total loans were $774,525,000, a decrease of $8,216,000 (1.1%) from year-end, but an increase of $55,862,000 (7.8%) on a year-over-year basis. Deposits decreased $20,524,000 (2.2%) in the first quarter of 2004 to $917,586,000 from the 2003 year end balance. Deposits increased $76,825,000 (9.1%) on a year-over-year basis from March 31, 2003 to March 31, 2004.

At March 31, 2004, nonperforming assets totaled $10,520,000, a slight increase of $79,000 from the December 31, 2003 balance of $10,441,000. The two loans related to the King City redevelopment project accounted for approximately $9.0 million of the total. (For additional information see Note 3 to the consolidated condensed financial statements — Commitments and Contingencies, Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned section of this MD& A and Part II Items 1 and 6 (b)).

As part of our ongoing strategy to expand the Bank’s base within its market area, the Bank is preparing to open its thirteenth branch in the City of Santa Cruz in June 2004.

Central Coast Bancorp ended the first quarter of 2004 with a Tier 1 capital ratio of 10.8% and a total risk-based capital ratio of 12.0% compared to 10.2% and 11.5% at the end of the first quarter of 2003.

Within the Management’s Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis (“FTE”). These items have been adjusted to give effect to $272,000 and $281,000 in taxable equivalent interest income on tax-free investments in the three-month periods ending March 31, 2004 and 2003.

The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement
	Three months ended March 31,		Percentage Change Increase
In thousands (except percentages)	2004	2003	(Decrease)

Interest income (1)	$13,065	$12,488	5%
Interest expense	2,716	3,068	-11%

Net interest income	10,349	9,420	10%
Provision for loan losses	65	--	100%

Net interest income after provision for loan losses	10,284	9,420	9%
Noninterest income	905	1,014	-11%
Noninterest expense	6,036	5,585	8%

Income before income taxes	5,153	4,849	6%
Income taxes	1,689	1,599	6%
Tax equivalent adjustment	272	281	-3%

Net income	$ 3,192	$ 2,969	8%

1)	Interest on tax-free securities is reported on a tax equivalent basis

Net interest income / net interest margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Company’s earnings. The following table provides a summary of the components of net interest income and the changes within the components for the periods indicated. The second table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates (rate) for the periods indicated.

		Three Months Ended March 31,
		2004	2003
(Taxable equivalent basis) In thousands (except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Earning assets:
Loans (1) (2)	$750,714	$ 11,137	5.97%	$711,125	$ 10,982	6.26%
Taxable investments	114,532	1,047	3.68%	56,599	593	4.25%
Tax-exempt securities (tax equiv. basis)	49,419	816	6.64%	49,491	841	6.89%
Federal funds sold	26,417	65	0.99%	24,544	72	1.19%

Total earning assets	941,082	$ 13,065	5.58%	841,759	$ 12,488	6.02%

Cash & due from banks	51,372			48,028
Other assets	15,675			14,968

	$1,008,129			$904,755

Liabilities & Shareholders’ Equity:
Interest bearing liabilities:
Demand deposits	$131,397	$ 188	0.58%	$115,663	$ 197	0.69%
Savings	252,526	800	1.27%	207,022	880	1.72%
Time deposits	275,738	1,659	2.42%	279,306	1,880	2.73%
Other borrowings	4,464	69	6.22%	8,869	111	5.07%

Total interest bearing liabilities	664,125	2,716	1.64%	610,860	3,068	2.04%

Demand deposits	246,703			208,550
Other Liabilities	5,803			5,650

Total liabilities	916,631			825,060
Shareholders' equity	91,498			79,695

	$1,008,129			$904,755

Net interest income & margin (3)		$ 10,349	4.42%		$9,420	4.54%

1)	Loan interest income includes fee income of $380,000 and $433,000 for the three month periods ended March 31, 2004 and 2003, respectively.

2)

Includes the average allowance for loan losses of $16,594,000 and $15,294,000 and average deferred loan fees of $1,115,000 and $977,000 for the three months ended March 31, 2004 and 2003, respectively.

3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

Volume/Rate Analysis

Three Months Ended March 31, 2004 over 2003 In thousands Increase (decrease) due to change in:	Volume	Rate (4)	Net Change
Interest-earning assets:
Net Loans (1)(2)	$ 611	$(456)	$ 155
Taxable investment securities	607	(153)	454
Tax-exempt investment securities (3)	(1)	(24)	(25)
Federal funds sold	5	(12)	(7)

Total	1,222	(645)	577

Interest-bearing liabilities:
Demand deposits	27	(36)	(9)
Savings deposits	193	(273)	(80)
Time deposits	(24)	(197)	(221)
Other borrowings	(55)	13	(42)

Total	141	(493)	(352)

Interest differential	$ 1,081	$(152)	$ 929

1)	Loan interest income includes fee income of $380,000 and $433,000 for the three month periods ended March 31, 2004 and 2003, respectively.

2)	The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

3)	Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2004 and 2003.

4)	The rate / volume variance has been included in the rate variance.

Net interest income for the first quarter of 2004 was $10,349,000, an increase of $929,000 (9.9%) from first quarter of 2003. Interest income increased while interest expense decreased in the first quarter of 2004 over the year earlier period. Interest income for the first quarter of 2004 was $13,065,000, an increase of $577,000 (4.6%) from the first quarter of 2003. The average balance of earning assets in the first quarter of 2004 was $941,082,000, which was an increase of $99,323,000 (11.8%) over the prior year first quarter. The average balance of loans, taxable investments and Federal funds sold increased with only tax-exempt securities having a slight decrease. The higher balances in the earning assets increased interest income $1,222,000 in the quarter. A little more than half of that increase was offset by lower yields realized on the earning assets as the average yield received in the first quarter of 2004 was 5.58%, which was 44 basis points lower than the 6.02% earned in the first quarter of 2003. The lower yields reduced interest income $645,000. The yield on earning assets in the first quarter reflected a slight improvement of 4 basis points over the 5.54% earned in the fourth quarter of 2003.

Lower rates continued to favorably impact interest expense during the first quarter of 2004. Interest expense decreased $352,000 (11.5%) in the first quarter of 2004 as the average rate paid on the interest bearing liabilities declined 40 basis points to 1.64% as compared to 2.04% in the year earlier period. The decrease in rates reduced interest expense by $493,000. Average balances of interest-bearing liabilities in the first quarter of 2004 increased by $53,265,000 (8.7%) over the prior year period, which added $141,000 to interest expense. The average rate paid on interest bearing liabilities in the first quarter continued in a favorable downward trend as it decreased 5 basis points from the 1.69% paid in the fourth quarter of 2003.

The impact of the above changes in volumes and rates for earning assets and interest bearing liabilities for the first quarter of 2004 resulted in a decrease in the net interest margin of 12 basis points to 4.42% compared to 4.54% in the first quarter of 2003. The favorable rate trends in the first quarter of 2004 resulted in an 8 basis point increase in net interest margin from the 4.34% for the fourth quarter of 2003. The increase from year-end 2003 reflects the effects of somewhat higher rates on loans and securities coupled with a continuing decrease in the rates paid on the liabilities. If the interest rates remain at current levels, we would expect the net interest margin to improve slightly during the second quarter. In a rising rate environment the net interest margin is expected to improve, as the Bank’s variable rate assets are expected to reprice more quickly than the interest-bearing liabilities. Conversely, in a declining rate environment the net interest margin is expected to decline.

Provision for Loan Losses

The Bank provided $65,000 for loan losses in the first quarter of 2004 and did not make a provision in the first quarter of 2003. The provision for loan losses is based on factors, which consider the growth or decline in the level of loans, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the required level of loan loss reserves. The ratio of the allowance for loan losses to total loans was 2.15% at March 31, 2004, 2.12% at December 31, 2003 and 2.13% at March 31, 2003. (See the “Credit Risk” and “Allowance for Loan Losses” sections for additional discussion.).

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income was $905,000 in the first quarter of 2004, a decrease of $109,000 (10.7%) over the same period in 2003. Service charges on deposit accounts were up $53,000 due to higher volume. Other fees and miscellaneous income were down $162,000 as the Company realized a $104,000 loss on the sale of securities and mortgage brokerage fees decreased $71,000 due to the year-over-year decrease in the level of home refinancing.

Noninterest Expense

Noninterest expenses increased $451,000 (8.1%) to $6,036,000 in the first quarter of 2004 as compared to $5,585,000 in the first quarter of 2003. Salary and employee benefits increased $217,000 (6.5%) because of internal growth, higher benefits costs and normal salary increases. On a quarter–over-quarter basis, occupancy expenses increased by $41,000 (6.9%), primarily as a result of increases in maintenance, security and utilities. Furniture and equipment expenses increased $19,000 (4.1%). Other expenses for the first quarter of 2004 increased $174,000 (14.8%) to $1,351,000 compared to the prior year quarter. The increases were due in part to higher volumes and continuing legal fees related to the City of King matter. The efficiency ratio for the first quarter of 2004 was 53.6% compared to 53.5% for the first quarter of 2003.

Provision for Income Taxes

The Company recorded income tax expense of $1,689,000 in the first quarter of 2004 compared to $1,599,000 in the first quarter of 2003. The effective tax rate for the three months ended March 31, 2004 was 34.6% compared to 35.0% for the same period in the prior year. The effective tax rate was lower in the first quarter of 2004 as the Company revised the calculation of deferred tax assets for a change in the tax rate

Securities

At March 31, 2004, available-for-sale securities had a market value of $181,543,000 with an amortized cost basis of $177,593,000. On an amortized cost basis, the investment portfolio increased $25,975,000 from the December 31, 2003 balance of $151,618,000. The Company was active in the investment markets throughout the first quarter of 2004 as it reinvested cash and cash equivalents into higher yielding securities. The pretax unrealized gain on the investment securities increased $1,841,000 from $2,108,000 at December 31, 2003 to $3,950,000 at March 31, 2004.

Loans

The ending loan balance at March 31, 2004 was $774,525,000, a decrease of $8,216,000 (1.0%) from the year-end 2003 balance, but an increase of $55,862,000 (7.8%) from the March 31, 2003 balance. The most significant percentage change was in the construction loans as their outstanding balance decreased to $38,628,000 at March 31, 2004 from $46,266,000 (16.5%) at December 31, 2003 and from $57,598,000 (32.9%) at March 31, 2003. While the outstanding balance of construction loans decreased during the first quarter of 2004, there has been an increase in construction loan demand. The level of construction loans approved, but not yet disbursed was $36,740,000 at March 31, 2004, an increase of $7,326,000 from year-end 2003. The most significant change in dollar amounts was in the real estate other category as loans in that category increased $29,797,000 (6.1%) from December 31, 2003 and $83,365,000 (19.1%) from March 31, 2003 to total $519,010,000 at March 31, 2004. Commercial loans were $205,349,000 at March 31, 2004, a decrease of $31,487,000 (13.3%) from December 31, 2003 and a decrease of $8,139,000 (3.8%) from March 31, 2003. The decrease in the first quarter of 2004 was primarily due to repayment of lines of credit that were drawn upon at year-end. Within its primary market area, the Bank has diversified its risk both as to property type and location. See “Credit Risk” below for a discussion regarding real estate risk.

Credit Risk

The Bank assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically examine new loans and to review the existing loan portfolio. Management believes its ability to identify and assess the risk and the return characteristics of the Company’s loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of loan losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

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

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $633 million at March 31, 2004. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, a specific provision for losses is recorded. The more significant assumptions management considers in determining the level of impairment involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect the Company’s future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The Company did not have any OREO at March 31, 2004 or December 31, 2003. The following table sets forth nonaccrual loans, loans past due 90 days or more, and restructured loans performing in compliance with modified terms at March 31, 2004 and December 31, 2003:

In thousands (except percentages)	March 31, 2004	December 31, 2003
Past due 90 days or more and still accruing interest:
Commercial	$ 236	$ --
Real estate	--	--
Consumer and other	--	--

	236	--

Nonaccrual:
Commercial	494	626
Real estate	8,973	8,973
Consumer and other	1	7

	9,468	9,606

Restructured (in compliance with modified
terms) - Commercial	816	835

Total nonperforming and restructured loans	$10,520	$10,441

Allowance for loan losses as a percentage of nonperforming loans	158%	159%
Nonperforming loans to total loans	1.39%	1.36%

Nonperforming and restructured loans increased $79,000 from the December 31, 2003 balances. Included in the nonaccrual real estate loans above are two loans pertaining to the redevelopment project in the City of King. (For additional information see Note 3 to the consolidated condensed financial statements — Commitments and Contingencies, and Part II Items 1 and 6 (b)). At March 31, 2004, nonperforming and restructured loans were 1.39% of total loans, which was up slightly from 1.36% at December 31, 2003. The ratio of nonperforming loans to total assets was 1.03% at March 31, 2004 versus 1.01% at December 31, 2003.

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

At March 31, 2004, the recorded investment in loans that were considered impaired under SFAS No. 114 was $10,549,000. The total impaired loans include $9,468,000 of nonaccrual loans and $816,000 of restructured loans and $265,000 in other loans identified as impaired. Impaired loans had valuation allowances totaling $2,908,000.

At December 31, 2003, the recorded investment in loans considered impaired was $10,694,000 of which $9,606,000 was included in nonaccrual loans and $835,000 was included in restructured loans and $253,000 in other loans identified as impaired. Impaired loans had valuation allowances totaling $2,516,000.

Other than for the impaired loans disclosed above, management is not aware of any other potential problem loans, which were accruing and current at March 31, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. At March 31, 2004, the formula allowance was $12,302,000 compared to $12,236,000 at December 31, 2003. The small increase in the formula allowance was primarily a result of a change in mix in the balances of loans outstanding and the level of classified loans.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all significant classified and criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At March 31, 2004, the specific allowance was $2,446,000 on a loan base of $30,474,000 compared to a specific allowance of $3,059,000 on a loan base of $40,545,000 at December 31, 2003. The decrease in the specific allowance in the first quarter of 2004 was due to the decrease in loans requiring specific valuation allowances.

The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At March 31, 2004, the unallocated allowance was $1,906,000 compared to $1,294,000 at December 31, 2003. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at March 31, 2004 and set forth in the preceding paragraph.

The allowance for loan losses totaled $16,654,000 or 2.15% of total loans at March 31, 2004 compared to $16,590,000 or 2.12% at December 31, 2003 and $15,304,000 or 2.13% at March 31, 2003. At these dates, the allowance represented 158%, 159% and 378% of nonperforming loans.

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

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
In thousands (except percentages)	2004	2003
Beginning balance	$ 16,590	$ 15,235
Provision charged to expense	65	--
Loans charged off	(17)	(1)
Recoveries	16	70

Ending balance	$ 16,654	$ 15,304

Ending loan portfolio	$ 774,525	$ 718,663

Allowance for loan losses as percentage of ending loan portfolio	2.15%	2.13%

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2004, were approximately $258,773,000 and $9,301,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) and sellable SBA loans. On March 31, 2004, consolidated liquid assets totaled $205.3 million or 20.1% of total assets as compared to $208.3 million or 20.1% of total consolidated assets on December 31, 2003. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At March 31, 2004, the Bank had $80,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company’s total shareholders’ equity was $92,544,000 at March 31, 2004 compared to $89,595,000 at December 31, 2003. The increase in capital reflects the first quarter earnings of $3.2 million, the increase in the net unrealized gain on available-for-sale investment securities of $1.1 million and the effect of the stock repurchases of $1.4 million in the first quarter of 2004.

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

The following table shows the Company’s and the Bank’s actual capital amounts and ratios at March 31, 2004 and December 31, 2003 as well as the minimum capital ratios for capital adequacy and well capitalized classifications under the regulatory framework:

	Actual		For Capital Adequacy Purposes:		To Be Categorized Well Capitalized Under Prompt Corective Action Provisions
In thousands (except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
As of March 31, 2004:

Total Capital (to Risk Weighted Assets):	$100,782	12.0%	$67,023	8.0%	N/A
Tier 1 Capital (to Risk Weighted Assets):	90,233	10.8%	33,512	4.0%	N/A
Tier 1 Capital (to Average Assets):	90,233	9.0%	40,224	4.0%	N/A
As of December 31, 2003:

Total Capital (to Risk Weighted Assets):	$ 99,038	11.6%	$68,120	8.0%	N/A
Tier 1 Capital (to Risk Weighted Assets):	88,321	10.4%	34,060	4.0%	N/A
Tier 1 Capital (to Average Assets):	88,321	9.0%	39,314	4.0%	N/A
	Actual		For Capital Adequacy Purposes:		To Be Categorized Well Capitalized Under Prompt Corective Action Provisions
In thousands (except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Bank:
As of March 31, 2004:

Total Capital (to Risk Weighted Assets):	$95,248	11.5%	$66,327	8.0%	$82,909	10.0%
Tier 1 Capital (to Risk Weighted Assets):	84,806	10.2%	33,163	4.0%	49,745	6.0%
Tier 1 Capital (to Average Assets):	84,806	8.5%	39,972	4.0%	49,965	5.0%
As of December 31, 2003:

Total Capital (to Risk Weighted Assets):	$92,172	10.9%	$67,420	8.0%	$84,276	10.0%
Tier 1 Capital (to Risk Weighted Assets):	81,563	9.7%	33,710	4.0%	50,565	6.0%
Tier 1 Capital (to Average Assets):	81,563	8.4%	39,064	4.0%	48,830	5.0%

The Bank meets the “well capitalized” ratio measures at both March 31, 2004 and December 31, 2003.

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

A one year projection of net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from December 31, 2003 balances.

The following table summarizes the effect on net interest income of three rate scenarios as measured against a most likely rate scenario.

Interest Rate Risk Simulation of Net Interest Income as of December 31, 2003

In thousands	Estimated Impact on One Year Projection of Net Interest Income
Variation from flat rate scenario
Most likely rates	$ 364
Declining rates	(4,148)
Rising rates	3,386

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

Interest Rate Risk Simulation of NII as of December 31, 2003

In thousands (except percentages)	% Change in NII from Current 12 Mo. Horizon	Change in NII from Current 12 Mo. Horizon
+ 200bp	16%	$ 6,941
+ 100bp	8%	3,270
- 100bp	(9%)	(3,837)

These results indicate that the balance sheet is asset sensitive since earnings increase when interest rates rise. The magnitude of the NII change is within the Company’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. The risk profile of the Company has not changed materially from that at year-end 2003.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2004. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2004, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk (See Note 3 to the consolidated condensed financial statements — Commitments and Contingencies). The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

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

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

Approximately $9.0 million of loans recorded as nonperforming loans at March 31, 2004 pertains to loans for a commercial/retail redevelopment project in the City of King. Details of these loans have been disclosed on Forms 8-K and Forms 10-Q filed with the Securities and Exchange Commission (SEC) during 2003 as reflected in Form 10-K for the period ended December 31, 2003, filed with the SEC on March 1, 2004.

In addition to the foregoing, the Bank filed an appeal on January 18, 2004, to reverse an order issued by the Court on December 16, 2003, requiring the Bank to pay the attorneys’ fees and costs incurred by the City of King in connection with the litigation.

On February 26, 2004, the developer of the redevelopment project in the City of King described above, filed a petition for bankruptcy relief under Chapter 7 of the United States Bankruptcy Code. The effect of the filing by the developer is uncertain; however, it is currently anticipated that the filing will not have an adverse effect on the Bank related to the first loan in the approximate amount of $4.4 million described above. The bankruptcy petition may delay the Bank’s ability to foreclose its first deed of trust securing the $4.6 million loan and its fourth deed of trust, which in addition to the disputed certificate of deposit discussed below, secures the $4.4 million loan. The petition does not, however, dispute the Bank’s secured claim related to either loan.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. During the first quarter of 2004, the Company spent $1,439,000, to repurchase 79,751 shares. The following table summarizes repurchase activity during the first quarter.

Period	Shares Purchased	Average Price Per Share	Shares Purchased as Part of Publicly Announced Plan	Shares Remaining to Purchase Under the Plan
January 1-31, 2004	--	--	--	338,683
February 1-29, 2004	26,211	$ 18.37	26,211	312,472
March 1-31, 2004	53,540	17.87	53,540	258,932

Total	79,751	$ 18.04	79,751

1)	The Repurchase Plan ("Plan') was announced on February 28, 2001.

2)

The Plan approved repurchase of 365,000 (5%) of the outstanding shares as of February 28, 2001. The approved shares equate to 552,062 shares as adjusted for the subsequent stock split and stock dividends.

3)	There is no stated expiration date for the Plan.

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

(3.1)	Articles of Incorporation, as amended, incorporated by reference from Exhibit 10.18 to the Registrant’s 2001 Annual Report on Form 10-K filed with the Commission on March 26, 2002.

(3.2)	Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission on March 1, 2004.

(4.1)	Specimen form of Central Coast Bancorp stock certificate, incorporated by reference from the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on March 31, 1995.

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

(14.1)	Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission on March 1, 2004.

(21.1)	The Registrant's only subsidiary is its wholly owned subsidiary, Community Bank of Central California.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Central Coast Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contracts, compensatory plans or arrangements.

(b) Reports on Form 8-K.

A report on Form 8-K was filed with the Commission on January 23, 2004 reporting a press release dated January 23, 2004 regarding the Company’s operating results for the year ended December 31, 2003.

A second report on Form 8-K was filed with the Commission on January 28, 2004 reporting a press release dated January 27, 2004 regarding the Company’s announcement of a 10% stock dividend payable on February 27, 2004 to holders of record as of February 12, 2004.

A third report on Form 8-K was filed with the Commission on March 22, 2004, reporting that on February 26, 2004, the developer of the redevelopment project in the City of King filed a petition for bankruptcy relief under Chapter 7 of the United States Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 26, 2004	CENTRAL COAST BANCORP

By: /s/NICK VENTIMIGLIA
Nick Ventimiglia Chief Executive Officer

By: /s/ ROBERT STANBERRY
Robert M. Stanberry
(Chief Financial Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
31.1	Certifications of Chief Executive Officer pursuant	28
	to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant	29
	to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief	30
	Financial Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002