Form 10-Q
period 2004-06-30
CENTRAL COAST BANCORP
filed 2004-08-06
CIK 921085

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

No par value Common Stock - 10,874,951 shares outstanding at July 30, 2004.

The Index to the Exhibits is located at page 30                                                             Page 1 of 33

PART 1-FINANCIAL INFORMATION
Item 1.FINANCIAL STATEMENTS:
CENTRAL COAST BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

In thousands (except share data)	June 30, 2004	December 31, 2003
Assets	$ 68,579	$ 54,446
Cash and due from banks
Federal funds sold	2,810	47,017

Total cash and equivalents	71,389	101,463
Available-for-sale securities at fair value (amortized cost of $179,395	177,532	153,727
at June 30, 2004 and $151,618 at December 31, 2003)
Loans:
Commercial	224,533	236,836
Real estate-construction	39,206	46,266
Real estate-other	525,011	489,213
Consumer	12,262	11,540
Deferred loan fees, net	(1,160)	(1,114)

Total loans	799,852	782,741
Allowance for loan losses	(17,232)	(16,590)

Net Loans	782,620	766,151

Premises and equipment, net	2,826	2,787
Accrued interest receivable and other assets	15,118	13,712

Total assets	$ 1,049,485	$ 1,037,840

Liabilities and Shareholders’ Equity
Deposits:
Demand, noninterest bearing	$ 262,330	$ 321,980
Demand, interest bearing	146,986	113,215
Savings	259,038	232,610
Time	279,364	270,305

Total Deposits	947,718	938,110
Accrued interest payable and other liabilities	10,364	10,135

Total liabilities	958,082	948,245

Commitments and contingencies (Note 3)
Shareholders’Equity:
Preferred stock — no par value; authorized 1,000,000 shares; none outstanding
Common stock — no par value; authorized 31,250,000 shares;
issued and outstanding: 10,810,011 shares at June 30, 2004
and 9,927,999 shares at December 31, 2003	83,402	66,860
Shares held in deferred compensation trust (452,310 at June 30, 2004
and 411,191 as of December 31, 2003), net of deferred obligation	--	--
Retained earnings	9,091	21,502
Accumulated other comprehensive income - net of taxes
of ($773) at June 30, 2004 and $875 at December 31, 2003	(1,090)	1,233

Total shareholders' equity	91,403	89,595

Total liabilities and shareholders' equity	$ 1,049,485	$ 1,037,840

See notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
(except per share data)	2004	2003	2004	2003
Interest Income
Loans (including fees)	$11,547	$10,908	$22,684	$21,890
Investment securities	1,688	1,030	3,279	2,183
Other	15	90	80	162

Total interest income	13,250	12,028	26,043	24,235

Interest Expense
Interest on deposits	2,605	2,810	5,252	5,767
Other	93	102	162	213

Total interest expense	2,698	2,912	5,414	5,980

Net Interest Income	10,552	9,116	20,629	18,255
Provision for Loan Losses	590	300	655	300

Net Interest Income after
Provision for Loan Losses	9,962	8,816	19,974	17,955

Noninterest Income
Service charges on deposits	807	837	1,547	1,524
Other	313	742	478	1,069

Total noninterest income	1,120	1,579	2,025	2,593

Noninterest Expenses
Salaries and benefits	3,618	3,283	7,182	6,630
Occupancy	685	611	1,323	1,208
Furniture and equipment	402	509	885	973
Other	1,392	1,557	2,743	2,734

Total noninterest expenses	6,097	5,960	12,133	11,545

Income Before Provision for
Income Taxes	4,985	4,435	9,866	9,003
Provision for Income Taxes	1,725	1,551	3,414	3,150

Net Income	$ 3,260	$ 2,884	$ 6,452	$ 5,853

Basic Earnings per Share	$ 0.30	$ 0.26	$ 0.59	$ 0.54
Diluted Earnings per Share	$ 0.29	$ 0.25	$ 0.57	$ 0.51

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands
Six months ended June 30,	2004	2003
Cash Flows from Operations:
Net income	$ 6,452	$ 5,853
Reconciliation of net income to net cash provided
by operating activities:
Provision for loan losses	655	300
Net (gain) loss on sale of investments	104	(254)
Depreciation	569	673
Net (gain) loss on sale of fixed assets	(10)	(10)
Amortization and accretion	462	414
Decrease (increase) in accrued interest receivable and other assets	201	(89)
Increase in accrued interest payable and other liabilities	311	751
Increase (decrease) in deferred loan fees	46	(69)

Net cash provided by operations	8,790	7,569

Cash Flows from Investing Activities:
Proceeds from maturities of available-for-sale securities	11,268	69,862
Purchases of available-for-sale securities	(51,030)	(77,372)
Proceeds from sale of available-for-sale securities	11,461	8,659
Net (increase) decrease in loans	(17,170)	10,667
Proceeds from sale of equipment	14	10
Purchases of equipment	(612)	(623)

Net cash provided by (used in) investing activities	(46,069)	11,203

Cash Flows from Financing Activities:
Net increase in deposit accounts	9,608	27,784
Net decrease in other borrowings	(33)	(3,224)
Cash received for stock options exercised	132	20
Cash paid for shares repurchased	(2,502)	--

Net cash provided by financing activities	7,205	24,580

Net increase (decrease) in cash and equivalents	(30,074)	43,352
Cash and equivalents, beginning of period	101,463	66,615

Cash and equivalents, end of period	$ 71,389	$ 109,967

Other Cash Flow Information:
Interest paid	$ 5,320	$ 5,824
Income taxes paid	$ 3,088	$ 2,859

Noncash Investing and Financing Activities:

The Company acquired $2,761,000 of real estate (OREO) in the first six months of 2003 in connection with foreclosures of delinquent loans.

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2004 (Unaudited)

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp’s (the “Company’s”) consolidated financial position at June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2004 and 2003 may not necessarily be indicative of the operating results for the full year.

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

NOTE 2. STOCK COMPENSATION

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, four years following vesting; average stock volatility of 16.1% for 2004 and 2003; risk free interest rates ranging from 2.77% to 6.57% for 2004 and 2.77% to 3.55% for 2003; and no dividends during the expected term for 2004 and 2003. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123 is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (except per share data)	2004	2003	2004	2003
Net Income - As Reported	$ 3,260	$ 2,884	$ 6,452	$ 5,853
Compensation expense from amortization of
fair value of stock awards	(66)	(5)	(134)	(10)
Taxes on compensation expense	27	2	55	4

Pro Forma Net Income	$ 3,221	$ 2,881	$ 6,373	$ 5,847

Basic Earnings per Share - As Reported	$ 0.30	$ 0.26	$ 0.59	$ 0.54
Pro Forma Basic Earnings per Share	$ 0.30	$ 0.26	$ 0.59	$ 0.54
Diluted Earnings per Share - As Reported	$ 0.29	$ 0.25	$ 0.57	$ 0.51
Pro Forma Diluted Earnings per Share	$ 0.28	$ 0.25	$ 0.56	$ 0.51

NOTE 3. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal actions arising from normal business activities. Except as discussed below, management believes the ultimate resolution of all other pending legal actions will not have a material effect on the financial statements.

Approximately $9.0 million of loans recorded as nonperforming at June 30, 2004 pertains to loans for a commercial/retail redevelopment project in the City of King. Details of these loans have been disclosed on Forms 8-K and Forms 10-Q filed with the Securities and Exchange Commission (SEC) during 2003 as reflected in Form 10-K for the period ended December 31, 2003, filed with the SEC on March 1, 2004.

In addition to the foregoing, the Bank filed an appeal on January 18, 2004, to reverse an order issued by the Court on December 16, 2003, requiring the Bank to pay the attorneys’ fees and costs incurred by the City of King in connection with the litigation.

On February 26, 2004, the developer of the redevelopment project in the City of King described above, filed a petition for bankruptcy relief under Chapter 7 of the United States Bankruptcy Code. On June 14, 2004, the Company filed a Form 8-K with the SEC that indicated the bankruptcy case was closed on May 27, 2004 and consequently the Bank is free to pursue foreclosure of its security interest under its deeds of trust. Subsequent to June 30, 2004, the Bank commenced foreclosure proceedings and anticipates that foreclosure will be completed prior to the end of the third quarter. The foreclosure proceedings are separate and apart from the Bank’s actions related to the City of King regarding the CD secured loan in the approximate amount of $4.4 million.

The outcome of the dispute regarding the above discussed CD secured loan continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit on appeal of the Judgment.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $244,358,000 and standby letters of credit of approximately $9,534,000 at June 30, 2004. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $47,633,000 of loan commitments outstanding at June 30, 2004 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to commercial revolving lines of credit, other commercial loans and home equity lines of credit. Many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for three and six-month periods ended June 30 is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (except per share data)	2004	2003	2004	2003
Basic Earnings Per Share
Net income	$ 3,260	$ 2,884	$ 6,452	$ 5,853
Weighted average common shares outstanding	10,840	10,911	10,872	10,910

Basic earnings per share	$ 0.30	$ 0.26	$ 0.59	$ 0.54

Diluted Earnings Per Share
Net Income	$ 3,260	$ 2,884	$ 6,452	$ 5,853
Weighted average common shares outstanding	10,840	10,911	10,872	10,910
Dilutive effect of outstanding options	540	475	541	482

Weighted average common shares outstanding - diluted	11,380	11,386	11,413	11,392

Diluted earnings per share	$ 0.29	$ 0.25	$ 0.57	$ 0.51

NOTE 5. COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Net income	$ 3,260	$ 2,884	$ 6,452	$ 5,853

Other comprehensive income (loss)- Net unrealized
gain (loss) on available-for-sale securities	(3,401)	445	(2,384)	654
Reclassification adjustment for (gains) losses included in income	--	(254)	104	(254)
Taxes on reclassification adjustment	--	105	(43)	105

Total other comprehensive income	(3,401)	296	(2,323)	505

Total comprehensive income	$ (141)	$ 3,180	$ 4,129	$ 6,358

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company’s market areas; (4) the effects of terrorism, the threat of terrorism or the impact of military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company’s business this report should be read in conjunction with Central Coast Bancorp’s annual report on Form 10-K for the year ended December 31, 2003 and quarterly reports on form 10-Q and current reports on form 8-K.

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

Business Organization

Central Coast Bancorp (the “Company”) is a California corporation organized in 1994, and is the parent company for Community Bank of Central California, a state-chartered bank, headquartered in Salinas, California (the “Bank”). Its investment in the Bank comprises the major business activity of the Company. Upon prior notification to the Board of Governors of the Federal Reserve System, the Company is authorized to engage in a variety of activities, which are deemed closely related to the business of banking. The Company is engaged in certain lending activities related to the purchase of certain tax advantaged loans from the Bank.

The Bank offers a full range of commercial banking services, including a diverse range of traditional banking products and services to individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises. Its principal markets are located in the counties of Monterey, San Benito, Santa Clara and Santa Cruz, which are in the central coast area of California.

Overview

Central Coast Bancorp reported record quarterly net income of $3,260,000 for the second quarter of 2004. Net income increased 13.0% over the $2,884,000 reported for the second quarter of 2003. Diluted earnings per share for the two quarters were $0.29 and $0.25, respectively. The annualized return on average equity (ROAE) and the return on average assets (ROAA) for the second quarter of 2004 were 14.3% and 1.27% as compared to 14.0% and 1.26% for the same period in 2003.

Net income for the six months ended June 30, 2004 increased 10.2% to $6,452,000 from $5,853,000 for the six months ended June 30, 2003. Diluted earnings per share increased to $0.57 from $0.51, for the comparative periods. For the first six months of 2004, the annualized ROAE was 14.2% and the ROAA was 1.27% as compared to 14.5% and 1.30% for the same period in 2003. The earnings per share for the 2003 periods have been adjusted for the 10% stock dividend distributed in February 2004.

Growth in the Company’s balance sheet has been modest in the first six months of 2004. At June 30, 2004, the Company’s assets totaled $1,049,485,000, an increase of $28,263,000 (2.8%) from March 31, 2004 and an increase of $11,645,000 (1.1%) from year-end 2003. At June 30, 2004, loans had grown to $799,852,000, an increase of $25,327,000 (3.3%) from March 31, 2004 and an increase of $17,111,000 (2.2%) from year-end 2003. At June 30, 2004, deposits had grown to $947,718,000, an increase of $30,132,000 (3.3%) from March 31, 2004 and an increase of $9,608,000 (1.0%) from year-end 2003. On a year-over-year basis, the Company’s focus on internal growth has generated an increase in assets of $98,664,000 (10.4%); an increase in loans of $67,927,000 (9.3%); and an increase in deposits of $93,432,000 (10.9%).

At June 30, 2004, nonperforming assets totaled $10,570,000, a slight increase of $50,000 from the March 31, 2004 balance of $10,520,000. The two loans related to the King City redevelopment project accounted for approximately $9.0 million of the total. (For additional information see Note 3 to the consolidated condensed financial statements — Commitments and Contingencies; Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned section of this MD& A; and Part II, Items 1 and 6 (b)).

Central Coast Bancorp ended the second quarter of 2004 with a Tier 1 capital ratio of 10.7% and a total risk-based capital ratio of 11.9% compared to 10.5% and 11.7% at the end of the second quarter of 2003.

Within the Management’s Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis. These items have been adjusted to give effect to $281,000 and $274,000 in taxable equivalent interest income on tax-free investments for the three-month periods ending June 30, 2004 and 2003 and $554,000 and $555,000 for the six-month periods ending June 30, 2004 and 2003.

The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement

	Three Months Ended June 30,		Percentage Change Increase	Six Months Ended June 30,		Percentage Change Increase
In thousands (except percentages)	2004	2003	(Decrease)	2004	2003	(Decrease)
Interest Income (1)	$13,531	$12,302	10%	$26,597	$24,790	7%
Interest Expense	2,698	2,912	(7%)	5,414	5,980	(9%)

Net interest income	10,833	9,390	15%	21,183	18,810	13%
Provision for Loan Losses	590	300	97%	655	300	118%

Net interest income after
provision for loan losses	10,243	9,090	13%	20,528	18,510	11%
Noninterest Income	1,120	1,579	(29%)	2,025	2,593	(22%)
Noninterest Expense	6,097	5,960	2%	12,133	11,545	5%

Income before income taxes	5,266	4,709	12%	10,420	9,558	9%
Provision for Income Taxes	1,725	1,551	11%	3,414	3,150	8%
Tax Equivalent Adjustment (1)	281	274	3%	554	555	0%

Net income	$ 3,260	$ 2,884	13%	$ 6,452	$ 5,853	10%

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

	Three months ended June 30,
(Taxable equivalent basis)	2004			2003
In thousands (except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Earning Assets:
Loans (1) (2)	$775,284	$ 11,547	5.99%	$710,511	$ 10,908	6.16%
Taxable investments	131,363	1,125	3.44%	59,128	482	3.27%
Tax-exempt investments (tax equiv. basis)	51,931	844	6.54%	48,476	822	6.80%
Federal funds sold	6,121	15	0.99%	29,087	90	1.24%

Total Earning Assets	964,699	$ 13,531	5.64%	847,202	$ 12,302	5.82%
Cash & due from banks	53,209			50,578
Other assetss	16,668			16,852

	$1,034,576			$914,632

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$144,725	$ 212	0.59%	$119,832	$ 194	0.65%
Savings	250,653	789	1.27%	213,785	847	1.59%
Time deposits	273,533	1,604	2.36%	269,677	1,769	2.63%
Other borrowings	13,499	93	2.77%	6,533	102	6.26%

Total interest bearing liabilities	682,410	2,698	1.59%	609,827	2,912	1.92%

Demand deposits	254,122			215,866
Other Liabilities	6,165			6,006

Total Liabilities	942,697			831,699
Shareholders' Equity	91,879			82,933

	$1,034,576			$914,632

Net interest income & margin (3)		$10,833	4.52%		$9,390	4.45%

(1) Loan interest income includes fee income of $537,000 and $390,000 for the three months ended June 30, 2004 and 2003, respectively.

(2) Includes the average allowance for loan losses of $16,800,000 and $15,401,000 and average deferred loan fees of $1,189,000 and $996,000 for the three months ended June 30, 2004 and 2003, respectively.

(3) Net interest margin is computed by dividing net interest income by the total average earning assets.

	Six months ended June 30,
(Taxable equivalent basis)	2004			2003
In thousands (except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Earning Assets:

Loans (1) (2)	$762,999	$ 22,685	5.98%	$710,817	$ 21,890	6.21%
Taxable investments	122,948	2,171	3.55%	57,871	1,075	3.75%
Tax-exempt securities (tax equiv. basis)	50,675	1,661	6.59%	48,981	1,663	6.85%
Federal funds sold	16,269	80	0.99%	26,880	162	1.22%

Total Earning Assets	952,891	$ 26,597	5.61%	844,549	$ 24,790	5.92%

Cash & due from banks	52,290			49,257
Other assets	16,176			15,915

	$1,021,357			$909,721

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$138,061	$ 400	0.58%	$117,759	$ 391	0.67%
Savings	251,590	1,589	1.27%	210,422	1,726	1.65%
Time deposits	274,636	3,263	2.39%	274,465	3,650	2.68%
Other borrowings	8,982	162	3.63%	6,577	213	6.53%

Total interest bearing liabilities	673,269	5,414	1.62%	609,223	5,980	1.98%
Demand deposits	246,302			212,228
Other Liabilities	10,145			6,947

Total Liabilities	929,716			828,398
Shareholders’ Equity	91,641			81,323

	$1,021,357			$909,721

Net interest income & margin (3)		$21,183	4.47%		$18,810	4.49%

(1) Loan interest income includes fee income of $917,000 and $823,000 for the six months ended June 30, 2004 and 2003, respectively.

(2) Includes the average allowance for loan losses of $16,697,000 and $15,348,000 and average deferred loan fees of $1,152,000 and $986,000 for the six months ended June 30, 2004 and 2003, respectively.

(3) Net interest margin is computed by dividing net interest income by the total average earning assets.

Volume/Rate Analysis

In thousands
Three Months Ended June 30, 2004 over 2003
Increase(decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change
Net Loans (1)(2)	$ 995	$(356)	$ 639
Taxable investment securities	589	54	643
Tax exempt investment securities (3)	59	(37)	22
Federal funds sold	(71)	(4)	(75)

Total	1,572	(343)	1,229

Interest-bearing liabilities:
Demand deposits	40	(22)	18
Savings deposits	146	(204)	(58)
Time deposits	25	(190)	(165)
Other borrowings	109	(118)	(9)

Total	320	(534)	(214)

Interest differential	$ 1,252	$ 191	$ 1,443

Six Months Ended June 30, 2004 over 2003
Increase(decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change

Net Loans (1)(2)	$ 1,607	$ (812)	$ 795
Taxable investment securities	1,210	(114)	1,096
Tax exempt investment securities (3)	58	(60)	(2)
Federal funds sold	(64)	(18)	(82)

Total	2,811	(1,004)	1,807

Interest-bearing liabilities:
Demand deposits	67	(58)	9
Savings deposits	337	(474)	(137)
Time deposits	2	(389)	(387)
Other borrowings	78	(129)	(51)

Total	484	(1,050)	(566)

Interest differential	$ 2,327	$ 46	$ 2,373

(1) The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2) Loan interest income includes fee income of $537,000 and $390,000 for the three months ended June 30, 2004 and 2003, and fee income of $917,000 and $823,000 for the six months ended June 30, 2004 and 2003, respectively.

(3) Includes taxable-equivalent adjustments that relate to income on certain securities that are exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2004 and 2003.

(4) The rate / volume variance has been included in the rate variance.

Net interest income for the second quarter of 2004 was $10,833,000 for an increase of $1,443,000 (15.4%) from the $9,390,000 recorded in the second quarter of 2003. Interest income was higher while interest expense decreased from prior year levels. The interest income component increased $1,229,000 (10.0%) on a quarter-over-quarter basis as the increase in volume of earning assets offset the effect from lower rates. Average loan balances were $64,773,000 (9.1%) higher in the second quarter of 2004 versus the same quarter in the previous year. This volume difference added $995,000 to interest income. However, the average yield earned on loans in the second quarter of 2004 was 5.99%, a decrease of 17 basis points from the 6.16% yield earned in the second quarter of 2003. The lower loan yield decreased interest income by $356,000. The average balance of taxable investment securities in the second quarter of 2004 was $131,363,000, which was a $72,235,000 (122.2%) increase over the average balance in the second quarter of 2003. The securities growth resulted from the deployment of funds from the growth in deposits in excess of loan production and moving Fed Funds into higher yielding investments. The higher volume added $589,000 to interest income. Rates received on those investments in the second quarter of 2004 increased 17 basis points to 3.44%. The higher rates increased interest income $54,000 on a quarter-over-quarter basis.

Interest expense decreased $214,000 (7.3%) to $2,698,000 in the second quarter of 2004 as compared to the second quarter of 2003. Most of the decrease was attributable to the interest-bearing deposit liabilities. The average rate paid on interest-bearing liabilities declined 33 basis points to 1.59% for the second quarter of 2004 as compared to 1.92% in the year earlier period. This decrease in rates reduced interest expense by $534,000. Average balances of interest-bearing liabilities in the second quarter of 2004 increased by $72,583,000 (11.9%) over the prior year period. These higher balances added $320,000 to interest expense. Due to the recent rise in market interest rates, the Company is coming under pressure to increase rates on the time deposit liabilities.

The net interest margin for the second quarter of 2004 was 4.52% as compared to 4.45% in the year earlier period. The net interest margin in the second quarter of 2004 increased 10 basis points from the 4.42% achieved in the first quarter of 2004. The increase in net interest margin from the first quarter is attributable to slightly higher yields on the loans coupled with a small decrease in the rates paid on the interest-bearing liabilities. We expect the third quarter interest margin to reflect a slight increase because of the recent 25 basis point increase in the prime interest rate. The Company’s variable rate assets are expected to reprice more quickly than the interest-bearing liabilities. However, as mentioned above, the deposit rates are coming under pressure, so as those rates increase it will offset some of the favorable gains from the higher yields received on the earning assets.

For the six-month period ending June 30, 2004, net interest income increased $2,373,000 (12.6%) over the first six months of 2003. The interest income component increased $1,807,000 to $26,597,000. Average balances of earning assets were $108,342,000 (12.8%) higher in the first six months of 2004 than the same period in 2003. The average balance of loans was $52,182,000 higher, which contributed $1,607,000 to interest income. The average yield received on loans in the first six months of 2004 was 23 basis points lower than the 6.21% received in the year earlier period. The lower yield on loans decreased interest income by $812,000. The average balance of taxable investment securities was $65,079,000 (112.5%) higher in the first six-months of 2004 than in the year earlier period. As mentioned above, securities growth was the result of investing excess deposit growth over loan growth and deploying some of the Fed Funds in higher rate investments. The higher balances in taxable investments increased interest income $1,210,000. Yields received on the taxable investment securities decreased 20 basis points to 3.55% for the first six months of 2004 as compared to the year earlier period. The lower yields reduced interest income $114,000.

Interest expense for the six-month period ending June 30, 2004 decreased $566,000 (9.5%) from the first six months of 2003. Average interest bearing liability balances in the first six-months of 2004 were $64,046,000 (10.5%) higher than in the year earlier period. These volume increases added $484,000 to interest expense. For the first six months of 2004, average rates paid on interest bearing liabilities was 1.62% for a decline of 36 basis points from the rates paid in the first six-months of 2003. The lower rates resulted in a $1,050,000 decrease in interest expense in the first six months of 2004 from the prior year period.

The impact of the above changes in volumes and rates for earning assets and interest bearing liabilities for the first six months of 2004 resulted in a slight decrease in the net interest margin of 2 basis points to 4.47% from 4.49% in the year earlier period.

Provision for Loan Losses

The Bank provided $590,000 for loan losses in the second quarter of 2004 as compared to $300,000 in the second quarter of 2003. For the six-month period ended June 30, 2004, the Bank provided $655,000 compared to $300,000 in the year earlier period. The provision for loan losses that has been recorded is based on factors which consider the growth or decline in the level of loans, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the required level of loan loss reserves. At June 30, 2004, the ratio of the allowance for loan losses to total loans was 2.15% as compared to 2.12% at December 31, 2003 and 2.11% at June 30, 2003. (See the “Credit Risk” and “Allowance for Loan Losses” sections for additional discussion).

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $1,120,000 in the second quarter of 2004, which was down $459,000 (29.1%) from $1,579,000 in the same period in 2003. Three factors account for most of the decrease. First, commissions on mortgage brokerage services decreased $68,000 (47.9%) from $142,000 in 2003 to $74,000 in the second quarter of 2004 as new mortgage loan and refinance activity were down significantly from the levels in the second quarter of 2003. Second, in the second quarter of 2003, the Company realized net gains totaling $254,000 on the sale of investment securities versus no sales of securities in the second quarter of 2004. Third, in the second quarter of 2003, the Company had operating income of $123,000 from OREO property as compared to none in 2004. The OREO property was subsequently sold in the fourth quarter of 2003.

For the first six-months of 2004, noninterest income decreased $568,000 (21.9%) to $2,025,000 compared to $2,593,000 in the same period last year. The decrease relates to the following items: In the first six months of 2004, mortgage brokerage services decreased $139,000 (52.5%) to $126,000 as mortgage refinancing activity declined due to the higher interest rates. In 2004, the Company realized a loss of $104,000 on the sale of investment securities as compared to a $254,000 gain in 2003; and as mentioned in the preceding paragraph, the Company had operating revenue on OREO property that is no longer owned by the Company.

Noninterest Expense

Noninterest expenses increased $137,000 (2.3%) to $6,097,000 in the second quarter of 2004 as compared to $5,960,000 in the second quarter 2003. Salary and benefit expenses increased $335,000 (10.2%) to $3,618,000 in the second quarter of 2004 as compared to $3,283,000 in the prior year quarter. Costs increased due to normal salary increases, higher staffing levels and higher benefit costs. Other noninterest expenses were generally higher due to higher business volumes and normal cost increases. Favorable expense variances were related to lower legal fees pertaining to the King City matter and the elimination of OREO expenses of $257,000, which were incurred in the second quarter of 2003. The efficiency ratio for the quarter ended June 30, 2004 was 51.0% as compared to 54.3%, in the year earlier period.

Noninterest expenses for the six-month period ending June 30, 2004 increased $588,000 (5.1%) to a total of $12,133,000 compared to $11,545,000 for the same period in 2003. Salary and benefit expenses increased $552,000 (8.3%) to $7,182,000 in 2004 versus $6,630,000 in the first six-months of 2003. The increase was due to additional staffing, higher benefit costs and normal salary increases. Other expenses were basically flat on a year-over-year basis as the decrease in OREO and legal expenses discussed in the preceding paragraph mostly offset increases in other items. The efficiency ratio for the first six months of 2004 was 52.3% as compared to 53.9% for the same period of 2003.

Provision for Income Taxes

The Company recorded income tax expense of $1,725,000 and $3,414,000 for the quarter and six-month periods ending June 30, 2004 as compared to $1,551,000 and $3,150,000 for the same periods in 2003. The effective tax rates, considering state and federal taxes, and tax exempt income, for the second quarter and first six-months of 2004 were 34.6% compared to 35.0% for the same periods in 2003. The effective tax rate was lower in both periods of 2004 as the Company revised the calculation of deferred tax assets for a change in the tax rate.

Securities

At June 30, 2004, available-for-sale securities had a market value of $177,532,000 with an amortized cost basis of $179,395,000. On an amortized cost basis, the investment portfolio increased by $1,802,000 from the balance at March 31, 2004 and increased $27,777,000 from the balance at December 31, 2003. The pretax unrealized loss of $1,863,000 at June 30, 2004 represented a decrease of $5,813,000 from the unrealized gain of $3,950,000 at March 31, 2004 and a decrease of $3,971,000 from the unrealized gain of $2,108,000 at December 31, 2003. The change from an unrealized gain to an unrealized loss position on the portfolio was the result of the rapid change in interest rates during April and May of 2004 as the investment markets anticipated the Federal Reserve Bank’s move to tighten rates.

Loans

The ending loan balance at June 30, 2004 was $799,852,000, which was an increase of $25,327,000 (3.3%) from the March 31, 2004 balance, an increase of $17,111,000 (2.2%) from the year-end 2003 balance and an increase of $67,927,000 (9.3%) from the June 30, 2003 balance. During the quarter, commercial, construction and real estate – other loans increased while consumer loans had a slight decrease from March 31, 2004 balances. The most significant growth was in the commercial loan category as those loans increased $19,184,000 (9.3%) during the quarter. Within its primary market area, the Bank has diversified its risk both as to property type and location. See “Credit Risk” below for a discussion regarding real estate risk.

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

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $647 million at June 30, 2004. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect the Company’s future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more, restructured loans performing in compliance with modified terms and OREO at June 30, 2004 and December 31, 2003:

In thousands (except percentages)	June 30, 2004	December 31, 2003
Past due 90 days or more and stil accruing interest:
Commercial	$ 135	$ --
Real estate	72	--
Consumer and other	--	--

	207	--

Nonaccrual:
Commercial	847	626
Real estate	8,736	8,973
Consumer and other	--	7

	9,583	9,606

Restructured (in compliance with modified
terms)- Commercial	780	835

Total nonperforming and restructured loans	10,570	10,441

Other real estate owned	--	--

Total nonperforming assets	$10,570	$10,441

Allowance for loan losses as a percentage of
nonperforming and restructured loans	163%	159%
Nonperforming and restructured loans to total loans	1.35%	1.36%
Nonperforming assets to total assets	1.01%	1.01%

Nonperforming assets increased $129,000 from the December 31, 2003 balance. Included in the nonaccrual real estate loans above are two loans pertaining to the redevelopment project in the City of King. (For additional information see Note 3 to the consolidated condensed financial statements — Commitments and Contingencies, and Part II Items 1 and 6 (b)). At June 30, 2004, nonperforming and restructured loans were 1.35% of total loans, which was down from 1.39% at March 31, 2004 and 1.36% at December 31, 2003. The ratio of nonperforming assets to total assets was 1.01% at June 30, 2004, 1.03% at March 31, 2004 and 1.01% at December 31, 2003.

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

At June 30, 2004, the recorded investment in loans that were considered impaired under SFAS No. 114 was $10,539,000. The total impaired loans include $9,583,000 of nonaccrual loans, $780,000 of restructured loans and $176,000 in other loans identified as impaired. Impaired loans had valuation allowances totaling $2,783,000. Approximately $9.0 million of the impaired loans relate to the redevelopment project in the City of King.

At December 31, 2003, the recorded investment in loans considered impaired was $10,694,000 of which $9,606,000 was included in nonaccrual loans and $835,000 was included in restructured loans and $253,000 in other loans identified as impaired. Impaired loans had valuation allowances totaling $2,516,000.

Other than for the impaired loans disclosed above, management is not aware of any other potential problem loans, which were accruing and current at June 30, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. At June 30, 2004, the formula allowance was $12,400,000 compared to $12,302,000 at March 31, 2004 and $12,236,000 at December 31, 2003. The increase in the formula allowance in the second quarter was primarily a result of an increase in the balances of supervised loans.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all significant classified and criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At June 30, 2004, the specific allowance was $2,810,000 on a loan base of $31,537,000 compared to a specific allowance of $2,446,000 on a loan base of $30,474,000 at March 31, 2004 and a specific allowance of $3,059,000 on a loan base of $40,545,000 at December 31, 2004. The increase in the specific allowance in the second quarter of 2004 was due to the increase in the level of loans requiring specific valuation allowances coupled with an increase of the level of specific allowance applied to several loans.

The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At June 30, 2004, the unallocated allowance was $2,022,000 compared to $1,906,000 at March 31, 2004 and $1,294,000 at December 31, 2003. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

The allowance for loan losses totaled $17,232,000 or 2.15% of total loans at June 30, 2004 compared to $16,654,000 or 2.15% at March 31, 2004, $16,590,000 or 2.12% at December 31, 2003 and $15,466,000 or 2.11% at June 30, 2003. At these dates, the allowance represented 163%, 158%, 159% and 141% of nonperforming loans.

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

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
In thousands (except percentages)	2004	2003	2004	2003
Beginning balance	$ 16,654	$ 15,304	$ 16,590	$ 15,235
Provision charged to expense	590	300	655	300
Loans charged off	(84)	(150)	(101)	(151)
Recoveries	72	12	88	82

Ending balance	$ 17,232	$ 15,466	$ 17,232	$ 15,466

Ending loan portfolio			$799,852	$731,925

Allowance for loan losses as percentage of ending loan portfolio			2.15%	2.11%

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2004 were approximately $244,358,000 and $9,534,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) and sellable SBA loans. On June 30, 2004, consolidated liquid assets totaled $179.5 million or 17.1% of total assets as compared to $208.3 million or 20.1% of total consolidated assets on December 31, 2003. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At June 30, 2004, the Bank had $70,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company’s total shareholders’ equity was $91,403,000 at June 30, 2004 compared to $89,595,000 at December 31, 2003.

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

The following table shows the Company’s and the Bank’s actual capital amounts and ratios at June 30, 2004 and December 31, 2003 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

In thousands (except percentages)	Actual:		For Capital Adequacy Purposes:		To Be Categorized Well Capitalized Under Prompt Corrective Action Provisions:
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Total Capital (to Risk Weighted Assets):	$103,416	11.9%	$69,403	8.0%	N/A
Tier 1 Capital (to Risk Weighted Assets):	92,493	10.7%	34,701	4.0%	N/A
Tier 1 Capital (to Average Assets):	92,493	8.9%	41,383	4.0%	N/A

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):	$ 99,038	11.6%	$68,120	8.0%	N/A
Tier 1 Capital (to Risk Weighted Assets):	88,321	10.4%	34,060	4.0%	N/A
Tier 1 Capital (to Average Assets):	88,321	9.0%	39,314	4.0%	N/A

Community Bank
As of June 30, 2004:
Total Capital (to Risk Weighted Assets):	$ 98,917	11.5%	$68,718	8.0%	$85,898	10.0%
Tier 1 Capital (to Risk Weighted Assets):	88,100	10.3%	34,359	4.0%	51,539	6.0%
Tier 1 Capital (to Average Assets):	88,100	8.6%	41,141	4.0%	51,427	5.0%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):	$ 92,172	10.9%	$67,420	8.0%	$84,276	10.0%
Tier 1 Capital (to Risk Weighted Assets):	81,563	9.7%	33,710	4.0%	50,565	6.0%
Tier 1 Capital (to Average Assets):	81,563	8.4%	39,064	4.0%	48,830	5.0%

The Bank meets the “well capitalized” ratio measures at both June 30, 2004 and December 31, 2003.

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

A one year projection of net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from May 31, 2004 balances.

The following table summarizes the effect on net interest income of three rate scenarios as measured against a most likely rate scenario.

Interest Rate Risk Simulation of Net Interest Income

In thousands	Estimated Impact on One Year Projection of Net Interest Income
Variation from flat rate scenario
Most likely rates	$458
Declining rates	(3,518)
Rising rates	1,363

The Company also estimates rate risk through the use of rate shock analysis. The model calculates both the percent and dollar changes in net interest income (NII) and market value of equity (MVE) projected to occur should the yield curve instantaneously shift up or down in a parallel fashion from its beginning position. MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. In the rate shock analysis, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include the flat rate scenario described above, and six additional rate shock scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These rate shock scenarios assume that interest rates increase or decrease immediately and remain at the new level in the future. The Company measures the volatility of these benchmarks using a twelve-month time horizon. Using the May 31, 2004 balance sheet as the base for the simulation, the following table summarizes the effect on net interest income of a +200 and +/-100 basis point change in interest rates. Due to the current historic low level of interest rates, the potential for interest bearing deposit accounts to respond to further changes in projected rates is limited, therefore calculations for rate decreases greater than 100 bp are misleading and have not been presented.

Interest Rate Risk Simulation of NII

In thousands (except percentages)	% Change in NII from Current 12 Mo. Horizon	Change in NII from Current 12 Mo. Horizon
+ 200bp	10.9%	$ 4,598
+ 100bp	5.2%	2,179
- 100bp	(6.8%)	(2,874)

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

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2004. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2004, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk (See Note 3 to the consolidated condensed financial statements — Commitments and Contingencies). The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

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

Website Access

Information on the Company and its subsidiary Bank may be obtained from the Company’s website www.community-bnk.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are filed with the SEC. To access these reports through a link to the Edgar reporting system simply select the “Central Coast Bancorp – Corporate Profile” menu item, then click on the “Central Coast Bancorp SEC Filings” link. Section 16 insider filings can also be accessed through the website. Follow the same instructions and select “Central Coast Bancorp SEC Section 16 Reports.”

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

Approximately $9.0 million of loans recorded as nonperforming at June 30, 2004 pertains to loans for a commercial/retail redevelopment project in the City of King, California. Details of these loans have been disclosed on Forms 8-K and Forms 10-Q filed with the Securities and Exchange Commission (SEC) during 2003 as reflected in Form 10-K for the period ended December 31, 2003, filed with the SEC on March 1, 2004.

In addition to the foregoing, the Bank filed an appeal on January 18, 2004, to reverse an order issued by the Court on December 16, 2003, requiring the Bank to pay the attorneys’ fees and costs incurred by the City of King in connection with the litigation.

On February 26, 2004, the developer of the redevelopment project in the City of King described above, filed a petition for bankruptcy relief under Chapter 7 of the United States Bankruptcy Code. On June 14, 2004, the Company filed a Form 8-K with the SEC that indicated the bankruptcy case was closed on May 27, 2004 and consequently the Bank is free to pursue foreclosure of its security interest under its deeds of trust. Subsequent to June 30, 2004, the Bank commenced foreclosure proceedings and anticipates that foreclosure will be completed prior to the end of the third quarter. The foreclosure proceedings are separate and apart from the Bank’s actions related to the City of King regarding the CD secured loan in the approximate amount of $4.4 million.

The outcome of the dispute regarding the above discussed CD secured loan continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit on appeal of the Judgment.

Except as disclosed above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or the Bank is a party or as to which any of their property is subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. During the second quarter of 2004, the Company spent $1,063,000, to repurchase 61,041 shares. Year-to-date through June 30, 2004, the Company has repurchased 140,792 shares at a total cost of $2,501,000. The Company has attained its targeted repurchases for 2004 and does not have any planned purchases for the third quarter at this time. The following table summarizes repurchase activity during the second quarter.

Purchases of Central Coast Bancorp Stock

Period	Total Number of Shares Purchased	Average Price Per Share	Shares Purchased as Part of Publicly Announced Plan	Shares Remaining to Purchase Under the Plan
April 1-30, 2004	0		0	258,932
May 1-31, 2004	34,849	$ 17.53	34,849	224,083
June 1-30, 2004	26,192	$ 17.25	26,192	197,891

Total	61,041	$ 17.41	61,041
Item 3. Defaults upon senior securities. None. Item 4. Submission of matters to a vote of security holders.
THE FOLLOWING ARE THE VOTING RESULTS OF THE REGISTRANTS’S ANNUAL MEETING OF THE SHAREHOLDERS HELD ON JUNE 7, 2004:

PROPOSAL NO. 1: ELECTION OF DIRECTORS
NOMINEE	AFFIRMATIVE VOTES	VOTES WITHHELD
C. EDWARD BOUTONNET (Class 3)	8,754,712	161,050
DONALD D. CHAPIN, JR. (Class 3)	8,855,055	60,707
BRADFORD G. CRANDALL (Class 3)	8,838,631	77,131
ROBERT M. MRAULE, D.D.S., M.D. (Class 3)	8,754,712	161,050

PROPOSAL NO.2: APPROVAL OF THE 2004 STOCK OPTION PLAN

FOR	5,281,906	AGAINST	1,031,344	ABSTAIN	81,955

PROPOSAL NO.3: APPROVAL OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT PUBLIC ACCOUNTANTS FOR THE 2004 FISCAL YEAR

FOR	8,864,941	AGAINST	29,602	ABSTAIN	21,219
TOTAL NUMBER OF SHARES VOTED: 8,915,762

IN ADDITION, THE FOLLOWING DIRECTORS CONTINUE IN OFFICE AS MEMBERS OF THE CLASS DESIGNATED AND WERE NOT SUBJECT TO SHAREHOLDER ELECTION AT THE ANNUAL MEETING:
ALFRED P. GLOVER (Class 1) LOUIS A. SOUZA (Class 1) MOSE E. THOMAS, JR. (Class 1) MICHAEL T. LAPSYS (Class 2) DUNCAN L. McCARTER (Class 2) NICK VENTIMIGLIA (Class 2)

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

*(10.5)

Form of Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 99 to Registration Statement on Form S-8, No. 33-89948, filed with Commission on November 15, 1996.

*(10.6)

Form of Incentive Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 99 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on November 15, 1996.

*(10.7)

Form of Director Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 99 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on November 15, 1996.

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

*(10.17)

2004 Stock Option Plan and Forms of Incentive and Nonstautory Stock Option Agreement incorporated by reference from Exhibit 99.1 to Registration Statement on Form S-8, No. 333-117043, filed with the Commission on June 30, 2004.

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

(b) Reports on Form 8-K.

A report on Form 8-K was filed with the Commission on April 20, 2004, reporting a press release issuance dated April 20, 2004, regarding the Company’s operating results for the quarter ended March 31, 2004.

A second report on Form 8-K was filed with the Commission on June 14, 2004, reporting that on May 27, 2004, the bankruptcy case filed by the developer of a commercial/retail redevelopment project in the City of King was closed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 20, 2004	CENTRAL COAST BANCORP

By: /s/NICK VENTIMIGLIA
Nick Ventimiglia Chief Executive Officer

By: /s/ ROBERT STANBERRY
Robert M. Stanberry
(Chief Financial Officer,
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
31.1	Certifications of Chief Executive Officer pursuant	32
	to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant	33
	to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief	34
	Financial Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002