Form 10-Q
period 2004-09-30
CENTRAL COAST BANCORP
filed 2004-11-08
CIK 921085

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

No par value Common Stock - 10,915,173 shares outstanding at November 2, 2004.

The Index to the Exhibits is located at page 30                                                             Page 1 of 50

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
In thousands (except share data)	2004	2003
Assets
Cash and due from banks	$ 46,345	$ 54,446
Federal funds sold	--	47,017

Total cash and equivalents	46,345	101,463
Available-for-sale securities at fair value (amortized cost of $177,340
at September 30, 2004 and $151,618 at December 31, 2003)	179,322	153,727
Loans:
Commercial	230,198	236,836
Real estate-construction	41,599	46,266
Real estate-other	556,771	489,213
Consumer	13,189	11,540
Deferred loan fees, net	(1,208)	(1,114)

Total loans	840,549	782,741
Allowance for loan losses	(14,779)	(16,590)

Net Loans	825,770	766,151

Premises and equipment, net	3,313	2,787
Other real estate owned	5,250	--
Accrued interest receivable and other assets	13,765	13,712

Total assets	$ 1,073,765	$ 1,037,840

Liabilities and Shareholders' Equity
Deposits:
Demand, noninterest bearing	$ 260,703	$ 321,980
Demand, interest bearing	137,631	113,215
Savings	259,550	232,610
Time	296,275	270,305

Total Deposits	954,159	938,110
Accrued interest payable and other liabilities	21,856	10,135

Total liabilities	976,015	948,245

Commitments and contingencies (Note 3)
Shareholders’Equity:
Preferred stock-no par value; authorized 1,000,000 shares; none outstanding
Common stock - no par value; authorized 31,250,000 shares;
issued and outstanding: 10,886,211 shares at September 30, 2004
and 9,927,999 shares at December 31, 2003	84,238	66,860
Shares held in deferred compensation trust (452,310 at September 30, 2004
and 411,191 as of December 31, 2003), net of deferred obligation	--	--
Retained earnings	12,353	21,502
Accumulated other comprehensive income (loss) - net of taxes
of $822 at September 30, 2004 and $875 at December 31, 2003	1,159	1,233

Total shareholders' equity	97,750	89,595

Total liabilities and shareholders' equity	$ 1,073,765	$ 1,037,840

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except per share data)	2004	2003	2004	2003
Interest Income
Loans (including fees)	$12,180	$11,086	$34,864	$32,976
Investment securities	1,742	1,319	5,021	3,502
Other	58	98	138	260

Total interest income	13,980	12,503	40,023	36,738

Interest Expense
Interest on deposits	2,780	2,743	8,032	8,510
Other	73	102	235	315

Total interest expense	2,853	2,845	8,267	8,825

Net Interest Income	11,127	9,658	31,756	27,913
Provision for Loan Losses	885	630	1,540	930

Net Interest Income after
Provision for Loan Losses	10,242	9,028	30,216	26,983

Noninterest Income
Service charges on deposits	799	806	2,346	2,330
Other	286	732	764	1,801

Total noninterest income	1,085	1,538	3,110	4,131

Noninterest Expenses
Salaries and benefits	3,709	3,407	10,891	10,037
Occupancy	704	630	2,027	1,838
Furniture and equipment	465	431	1,350	1,404
Other	1,457	1,559	4,200	4,293

Total noninterest expenses	6,335	6,027	18,468	17,572

Income Before Provision for
Income Taxes	4,992	4,539	14,858	13,542
Provision for Income Taxes	1,729	1,589	5,143	4,739

Net Income	$ 3,263	$ 2,950	$ 9,715	$ 8,803

Basic Earnings per Share	$ 0.30	$ 0.27	$ 0.89	$ 0.80
Diluted Earnings per Share	$ 0.28	$ 0.25	$ 0.85	$ 0.76

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands
Nine months ended September 30,	2004	2003
Cash Flows from Operations:
Net income	$ 9,715	$ 8,803
Reconciliation of net income to net cash provided
by operating activities:
Provision for loan losses	1,540	930
Net (gain) loss on sale of investments	116	(430)
Depreciation	837	968
Net gain on sale of fixed assets	(10)	(12)
Amortization and accretion	635	696
Increase in accrued interest receivable and other assets	(41)	(579)
Increase in accrued interest payable and other liabilities	2,399	569
Increase in deferred loan fees	94	103

Net cash provided by operations	15,285	11,048

Cash Flows from Investing Activities:
Proceeds from maturities of available-for-sale securities	16,545	81,301
Purchases of available-for-sale securities	(59,473)	(138,656)
Proceeds from sale of available-for-sale securities	16,496	10,214
Net increase in loans	(66,503)	(5,772)
Proceeds from sale of equipment	14	12
Purchases of equipment	(1,367)	(796)

Net cash used in investing activities	(94,288)	(53,697)

Cash Flows from Financing Activities:
Net increase in deposit accounts	16,049	45,500
Net increase (decrease) in other borrowings	9,728	(3,310)
Cash received for stock options exercised	609	27
Cash paid for shares repurchased	(2,501)	--

Net cash provided by financing activities	23,885	42,217

Net decrease in cash and equivalents	(55,118)	(432)
Cash and equivalents, beginning of period	101,463	66,615

Cash and equivalents, end of period	$ 46,345	$ 66,183

Noncash Investing and Financing Activities:

The Company obtained $5,250,000 of real estate (OREO) in the first nine months of
2004 and $2,761,000 in the first nine months of 2003 in connection with foreclosures of delinquent loans

Other Cash Flow Information:
Interest paid	$ 7,736	$ 8,510
Income taxes paid	5,147	5,081

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2004 (Unaudited)

NOTE 1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp’s (the “Company’s”) consolidated financial position at September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2004 and 2003 may not necessarily be indicative of the operating results for the full year.

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

NOTE 2. STOCK COMPENSATION

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, four years following vesting; average stock volatility of 16.8% for 2004 and 16.1% and 2003; risk free interest rates ranging from 3.08% to 4.35% for 2004 and 2.77% to 3.55% for 2003; and no dividends during the expected term for 2004 and 2003. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except per share data)	2004	2003	2004	2003
Net Income - As Reported	$ 3,263	$ 2,950	$ 9,715	$ 8,803
Compensation expense from amortization of
fair value of stock awards	(317)	(5)	(949)	(15)
Taxes on compensation expense	130	2	389	6

Pro Forma Net Income	$ 3,076	$ 2,947	$ 9,155	$ 8,794

Basic Earnings per Share - As Reported	$ 0.30	$ 0.27	$ 0.89	$ 0.80
Pro Forma Basic Earnings per Share	$ 0.28	$ 0.27	$ 0.84	$ 0.81
Diluted Earnings per Share - As Reported	$ 0.28	$ 0.25	$ 0.85	$ 0.76
Pro Forma Diluted Earnings per Share	$ 0.27	$ 0.25	$ 0.81	$ 0.77

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $265,683,000 and standby letters of credit of approximately $10,568,000 at September 30, 2004. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $42,577,000 of loan commitments outstanding at September 30, 2004 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to commercial revolving lines of credit, other commercial loans and home equity lines of credit. Many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for three and nine month periods ended September 30 is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except per share data)	2004	2003	2004	2003
Basic Earnings Per Share
Net income	$ 3,263	$ 2,950	$ 9,715	$ 8,803
Weighted average common shares outstanding	10,863	10,911	10,869	10,910

Basic earnings per share	$ 0.30	$ 0.27	$ 0.89	$ 0.80

Diluted Earnings Per Share
Net income	$ 3,263	$ 2,950	$ 9,715	$ 8,803
Weighted average common shares outstanding	10,863	10,911	10,869	10,910
Dilutive effect of outstanding options	534	495	539	486

Weighted average common shares outstanding - Diluted	11,397	11,406	11,408	11,396

Diluted earnings per share	$ 0.28	$ 0.25	$ 0.85	$ 0.76

NOTE 5. COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Net income	$ 3,263	$ 2,950	$ 9,715	$ 8,803
Other comprehensive income (loss)- Net unrealized
gain (loss) on available-for-sale securities	2,242	(1,239)	(142)	(585)
Reclassification adjustment for gains included in income	12	(176)	116	(430)
Taxes on reclassification adjustment	(5)	73	(48)	178

Total other comprehensive income	2,249	(1,342)	(74)	(837)

Total comprehensive income	$ 5,512	$ 1,608	$ 9,641	$ 7,966

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

Overview

For the third quarter of 2004, the Company had net income of $3,263,000 as compared to $2,950,000 reported in the year earlier period. Diluted earnings per share for the two quarters was $0.28 and $0.25, respectively. The annualized return on average equity (ROAE) and return on average assets (ROAA) for the third quarter of 2004 were 13.66% and 1.22% as compared to 13.75% and 1.21% for the same period in 2003.

Net income for the nine months ended September 30, 2004 and 2003 was $9,715,000 and $8,803,000. Diluted earnings per share were $0.85 and $0.76, respectively. For the first nine months of 2004, ROAE was 13.99% and ROAA was 1.25% as compared to 14.25% and 1.27% for the same period in 2003. The earnings per share for the 2003 periods have been adjusted for the 10% stock dividend distributed in February 2004.

The Company continued to experience growth in total assets, loans and deposits during the third quarter of 2004. The Company ended the quarter with total assets of $1,073,765,000, an increase of $24,280,000 (2.3%) from the June 30, 2004 balance and a $35,925,000 (3.5%) increase from year-end 2003. Loan demand picked up in the third quarter as loans increased $40,697,000 (5.1%) from the June 30, 2004 balance to total $840,549,000 at September 30, 2004. This increase was net of a $9.0 million nonperforming loan transaction. Loans have increased $57,808,000 (7.4%) from the year-end 2003. Deposits grew to $954,159,000 at September 30, 2004, an increase of $6,441,000 (0.7%) from June 30, 2004 and an increase of $16,049,500,000 (1.7%) from year-end 2003. On a year-over-year basis, internal growth has generated an increase in assets of $103,882,000 (10.7%); an increase in loans of $92,181,000 (12.3%); and an increase in deposits of $82,157,000 (9.4%).

At September 30, 2004, nonperforming assets totaled $7,281,000, which was a decrease of $3,289,000 from the June 30, 2004 balance of $10,570,000. The decrease was attributable to the charge-off of one of the two loans related to the City of King redevelopment project. The second loan moved from nonaccrual status to OREO in the quarter. (For additional information see Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned section of this MD&A and Part II Items 1 and 6 (b)).

Central Coast Bancorp ended the third quarter of 2004 with a Tier 1 capital ratio of 10.5% and a total risk-based capital ratio of 11.7% versus 10.5% and 11.8%, respectively, at the end of the third quarter of 2003.

Within the Management’s Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis (“FTE”). These items have been adjusted to give effect to $287,000 and $273,000 in taxable equivalent interest income on tax-free investments for the three-month periods ended September 30, 2004 and 2003 and $841,000 and $828,000 for the nine-month periods ended September 30, 2004 and 2003.

The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement

	Three Months Ended September 30,		Percentage Change Increase	Three Months Ended September 30,		Percentage Change Increase
(In thousands, except percentages)	2004	2003	(Decrease)	2004	2003	(Decrease)
Interest Income (1)	$14,267	$12,776	12%	$40,864	$37,566	9%
Interest Expense	2,853	2,845	0%	8,267	8,825	(6%)

Net interest income	11,414	9,931	15%	32,597	28,741	13%
Provision for Loan Losses	885	630	40%	1,540	930	66%

Net interest income after
provision for loan losses	10,529	9,301	13%	31,057	27,811	12%
Noninterest Income	1,085	1,538	(29%)	3,110	4,131	(25%)
Noninterest Expense	6,335	6,027	5%	18,468	17,572	5%

Income before income taxes	5,279	4,812	10%	15,699	14,370	9%
Income Taxes	1,729	1,589	9%	5,143	4,739	9%
Tax Equivalent Adjustment	287	273	5%	841	828	2%

Net income	$ 3,263	$ 2,950	11%	$ 9,715	$ 8,803	10%

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

	Three Months Ended September 30,
(Taxable Equivalent Basis)	2004			2003
(In thousands, except percentages)	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield
Assets:
Earning Assets
Loans (1) (2)	$802,659	$12,180	6.04%	$722,187	$11,086	6.09%
Taxable investments	123,704	1,168	3.76%	89,131	773	3.44%
Tax-exempt securities (tax equiv. basis)	53,255	861	6.43%	48,368	819	6.72%
Federal funds sold	16,796	58	1.37%	38,626	98	1.01%

Total Earning Assets	996,414	$14,267	5.70%	898,312	$12,776	5.64%

Cash & due from banks	54,222			51,848
Other assets	17,053			17,959

	$1,067,689			$968,119

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$143,870	$ 212	0.59%	$130,645	$ 204	0.62%
Savings	261,444	830	1.26%	233,696	780	1.32%
Time deposits	287,973	1,738	2.40%	271,275	1,759	2.57%
Other borrowings	5,433	73	5.35%	6,448	102	6.28%

Total interest bearing liabilities	698,720	2,853	1.62%	642,064	2,845	1.76%

Demand deposits	267,033			234,578
Other Liabilities	6,893			6,329

Total Liabilities	972,646			882,971
Shareholders' Equity	95,043			85,148

	$1,067,689			$968,119

Net interest income & margin (3)		$11,414	4.56%		$ 9,931	4.39%

(1) Loan interest income includes fee income of $416,000 and $427,000 for the three months ended September 30, 2004 and 2003, respectively.

(2) Includes the average allowance for loan losses of $17,510,000 and $15,777,000 and average deferred loan fees of $1,127,000 and $1,057,000 for the three months ended September 30, 2004 and 2003, respectively.

(3) Net interest margin is computed by dividing net interest income by the total average earning assets.

	Nine Months Ended September 30,
(Taxable Equivalent Basis)	2004			2003
(In thousands, except percentages)	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield

Assets:
Earning Assets
Loans (1) (2)	$776,315	$34,864	6.00%	$714,648	$32,976	6.17%
Taxable investments	123,202	3,339	3.62%	68,405	1,848	3.61%
Tax-exempt securities (tax equiv. basis)	51,542	2,523	6.54%	48,774	2,482	6.80%
Federal funds sold	16,446	138	1.12%	30,839	260	1.13%

Total Earning Assets	967,505	$40,864	5.64%	863,666	$ 37,566	5.82%

Cash & due from banks	52,939			50,130
Other assets	16,469			16,604

	$1,036,913			$929,400

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$140,011	$ 612	0.58%	$122,102	$ 596	0.65%
Savings	254,899	2,419	1.27%	218,265	2,506	1.54%
Time deposits	279,114	5,001	2.39%	273,390	5,408	2.64%
Other borrowings	7,790	235	4.03%	6,534	315	6.45%

Total interest bearing liabilities	681,814	8,267	1.62%	620,291	8,825	1.90%

Demand Deposits	255,992			219,760
Other Liabilities	6,359			6,764

Total Liabilities	944,165			846,815
Shareholders' Equity	92,748			82,585

	$1,036,913			$929,400

Net interest income & margin (3)		$32,597	4.50%		$28,741	4.45%

(1) Loan interest income includes fee income of $1,333,000 and $1,251,000 for the nine months ended September 30, 2004 and 2003, respectively

(2) Includes the average allowance for loan losses of $16,971,000 and $15,493,000 and average deferred loan fees of $1,143,000 and $1,010,000 for the nine months ended September 30, 2004 and 2003, respectively.

(3) Net interest margin is computed by dividing net interest income by the total average earning assets.

Volume/Rate Analysis
(in thousands)
Three Months Ended September 30, 2004 over 2003
Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change

Net Loans (1)(2)	$ 1,235	$ (141)	$ 1,094
Taxable investment securities	300	95	395
Tax exempt investment securities (3)	83	(41)	42
Federal funds sold	(56)	16	(40)

Total	1,562	(71)	1,491

Interest-bearing liabilities:
Demand deposits	21	(13)	8
Savings deposits	92	(42)	50
Time deposits	108	(129)	(21)
Other borrowings	(16)	(13)	(29)

Total	205	(197)	8

Interest differential	$ 1,357	$ 126	$ 1,483

Nine Months Ended September 30, 2004 over 2003
Increase (decrease) due to change in:
Interest-earning assets:	Volume	Rate (4)	Net Change

Net Loans (1)(2)	$ 2,856	$ (968)	$ 1,888
Taxable investment securities	1,485	6	1,491
Tax exempt investment securities (3)	141	(100)	41
Federal funds sold	(122)	--	(122)

Total	4,360	(1,062)	3,298

Interest-bearing liabilities:
Demand deposits	87	(71)	16
Savings deposits	424	(511)	(87)
Time deposits	113	(520)	(407)
Other borrowings	61	(141)	(80)

Total	685	(1,243)	(558)

Interest differential	$ 3,675	$ 181	$ 3,856

(1) The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2)  Loan fees of $416,000 and $427,000 for the quarters ended September 30, 2004 and 2003, and loan fees of $1,333,000 and $1,251,000 for the nine months ended September 30, 2004 and 2003, respectively, have been included in the interest income computation.

(3)  Includes taxable-equivalent adjustments that relate to income on certain securities that are exempt from Federal income taxes. The effective Federal statutory tax rate was 35% for 2004 and 2003.

(4) The rate / volume variance has been included in the rate variance.

Net interest income for the third quarter of 2004 was $11,414,000, which was an increase of $1,483,000 (14.9%) from the $9,931,000 recorded in the third quarter of 2003. Both interest income and interest expense increased from their prior year levels. The interest income component increased $1,491,000 (11.7%) on a quarter-over-quarter basis as due to the large increase in earning assets. Average loan balances were $80,472,000 (11.1%) higher in the third quarter of 2004 versus the same quarter in the previous year. This volume difference added $1,094,000 to interest income. However, the average yield earned on loans in the third quarter of 2004 was 6.04%, a decrease of 5 basis points from the yield earned in the third quarter of 2003. The lower loan yield decreased interest income by $141,000. The average balance of taxable investment securities in the third quarter of 2004 was $34,573,000 (38.8%) higher than it was in the third quarter of 2003. The higher balances added $300,000 to interest income. The rates received on those investments increased 32 basis points between the two periods. The higher rates increased interest income $95,000 on a quarter-over-quarter basis. The average balance of the Company’s portfolio of tax-exempt securities increased $4,887,000 (10.1%) from the third quarter of 2003 to the third quarter of 2004. The tax equivalent yield decreased 29 basis points to 6.43% during that period. The higher balance and lower rate combined to increase interest income $42,000.

Interest expense had a slight increase of only $8,000 to $2,853,000 in the third quarter of 2004 as compared to the third quarter of 2003. The average rate paid on interest-bearing liabilities declined 14 basis points to 1.62% for the third quarter of 2004 as compared to 1.76% in the year earlier period. This decrease in rates reduced interest expense by $197,000. Average balances of interest-bearing liabilities in the third quarter of 2004 increased by $56,656,000 (8.8%) over the prior year period. These higher balances added $205,000 to interest expense.

The net interest margin for the third quarter of 2004 was 4.56% as compared to 4.39% in the year earlier period. The net interest margin in the third quarter of 2004 increased 4 basis points from 4.52% in the second quarter of 2004. The increase in net interest margin from the second quarter is primarily a result of slightly higher yields on loans and taxable investment securities as compared to a smaller increase in rates paid on deposit liabilities.

For the nine-month period ending September 30, 2004, net interest income increased $3,856,000 (13.4%) over the first nine months of 2003. The interest income component increased $3,298,000 to $40,864,000. Average balances of earning assets were $104,839,000 (12.2%) higher in the first nine-months of 2004 than the same period in 2003. The average balance of loans was $61,667,000 higher, which contributed $2,856,000 to interest income. The average yield received on loans in the first nine-months of 2004 was 17 basis points lower than the 6.17% received in the year earlier period. The lower yield on loans decreased interest income by $968,000. The average balance of taxable investment securities was $54,797,000 (80.1%) higher in the first nine-months of 2004 than in the year earlier period. The higher balances in taxable investments increased interest income $1,485,000.

Interest expense for the nine-month period ending September 30, 2004 decreased $558,000 (6.3%) from the first nine-months of 2003. Average balances of interest bearing liabilities in the first nine-months of 2004 were $61,523,000 9.9%) higher than in the year earlier period. These volume increases added $685,000 to interest expense. For the first nine-months of 2004, average rates paid on interest bearing liabilities was 1.62% for a decline of 28 basis points from the rates paid in the first nine-months of 2003. The lower rates resulted in a $1,243,000 decrease in interest expense in the first nine-months of 2004 from the prior year period.

The impact of the above changes in volumes and rates for earning assets and interest bearing liabilities for the first nine-months of 2004 resulted in a 5 basis point increase in the net interest margin to 4.50% from 4.45% in the year earlier period.

Provision for Loan Losses

The Bank provided $885,000 for loan losses in the third quarter of 2004 as compared to $630,000 in the third quarter of 2003. For the nine-month period ended September 30, 2004, the Bank provided $1,540,000 compared to $930,000 in the year earlier period. The provision for loan losses that has been recorded is based on factors which consider the growth or decline in the level of loans, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the required level of loan loss reserves. At September 30, 2004, the ratio of the allowance for loan losses to total loans was 1.76% as compared to 2.12% at December 31, 2003 and 2.17% at September 30, 2003. (See the “Credit Risk” and “Allowance for Loan Losses” sections for additional discussion).

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income decreased $453,000 (29.5%) to $1,085,000 in the third quarter of 2004 as compared to $1,538,000 in the third quarter of 2003. Most of the decrease was related to two significant changes. In the third quarter of 2003, the Company recorded operating income of $260,000 from its OREO property and it realized a gain of $176,000 on the sale of investment securities. During the third quarter of this year, the Company did not have any revenue from OREO or gains on the sale of securities.

For the first nine-months of 2004, noninterest income decreased $1,021,000 (24.7%) to $3,110,000 compared to $4,131,000 in the same period last year. Service charges on deposits increased to $2,346,000 from $2,330,000 in 2003. In the first nine-months of 2004, other fee income was $764,000, a decrease of $1,037,000 from the $1,801,000 earned in the same period last year. Within other fees there were three significant changes. Mortgage origination fees decreased $155,000 due to lower volume of home refinancing in 2004. The Company did not have any income from OREO in 2004 as compared to $383,000 in 2003. The Company realized losses of $116,000 on the sale of securities in 2004 as compared to gains of $430,000 in 2003.

Noninterest Expense

Noninterest expenses increased $308,000 (5.1%) to $6,335,000 in the third quarter of 2004 as compared to $6,027,000 in the third quarter 2003. Salary and employee benefits increased $302,000 (8.9%) to $3,709,000 because of additional staffing for the new Santa Cruz and Soledad branches, internal growth, higher benefit costs, and normal salary increases. On a quarter-over-quarter basis, occupancy and fixed asset expenses increased $108,000 (10.2%) from $1,061,000 in 2003 to $1,169,000 in 2004. Costs related to the new Santa Cruz and Soledad branches and higher business volume contributed to the increase. Other expenses for the third quarter of 2004 was $1,457,000, a decrease of $102,000 (6.5%) from the prior year quarter. In the third quarter of 2003, the Company incurred $293,000 in OREO expense as compared to none in 2004. Increase in business volumes, higher audit fees due to compliance with Sarbanes-Oxley internal control requirements and increased promotional costs contributed to offsetting some of the favorable impact of the lower OREO expense. The efficiency ratio for the quarter ended September 30, 2004 was 50.7% as compared to 52.6%, in the year earlier period.

Noninterest expenses for the nine-month period ending September 30, 2004 increased $896,000 (5.1%) to a total of $18,468,000 compared to $17,572,000 for the same period in 2003. Salary and benefit expenses increased $854,000 (8.5%) to $10,891,000 in 2004 versus $10,037,000 in the first nine-months of 2003. The increase was due to the additional staffing for the new Santa Cruz and Soledad branches, higher benefit costs and normal salary increases. For the first nine-months of 2004, occupancy and fixed asset expenses increased $135,000 (4.2%) to $3,377,000 compared to $3,242,000 in the same period last year. Costs related to the two new branches and higher business volume contributed to the increase. Other expenses decreased $93,000 (2.2%) to $4,200,000 for the nine-month period ended September 30, 2004. OREO expenses decreased $546,000 as the Company sold the property in 2003. The same factors discussed in the preceding paragraph contributed to offsetting some of the favorable impact of the lower OREO expense. The efficiency ratio for the first nine-months of 2004 was 51.7% as compared to 53.5% for the same period of 2003.

Provision for Income Taxes

The Company recorded income tax expense of $1,729,000 and $5,143,000 for the quarter and nine-month periods ending September 30, 2004 as compared to $1,589,000 and $4,739,000 for the same periods in 2003. The effective tax rates, considering state and federal taxes, and tax exempt income, for the third quarter and first nine-months of 2004 were 34.6% compared to 35.0% for the same periods in 2003. The effective tax rate was lower in both periods of 2004 as the Company revised the calculation of deferred tax assets for a change in the tax rate.

Securities

At September 30, 2004, available-for-sale securities had a market value of $179,322,000 with an amortized cost basis of $177,340,000. On an amortized cost basis, the investment portfolio decreased by $2,055,000 from the balance at June 30, 2004 and increased $25,722,000 from the balance at December 31, 2003. The pretax unrealized gain of $1,982,000 at September 30, 2004 represented an increase of $3,845,000 from the unrealized loss of $1,863,000 at June 30, 2004 and a decrease of $127,000 from the unrealized gain of $2,109,000 at December 31, 2003. The change from an unrealized loss to an unrealized gain position on the portfolio was the result of the change in interest rates during the third quarter of 2004 as the investment markets reacted to slower economic growth.

Loans

The ending loan balance at September 30, 2004 was $840,549,000, which was an increase of $40,697,000 (5.1%) from the June 30, 2004 balance, an increase of $57,808,000 (7.4%) from the year-end 2003 balance and an increase of $92,181,000 (12.3%) from the September 30, 2003 balance. During the third quarter all loan categories increased from June 30, 2004 balances. The most significant loan growth in the quarter was in the real estate – other category, which increased $31,760,000 (6.0%). Construction loans increased $5,665,000 (2.5%). Commercial loans increased $2,393,000 (6.1%) and Consumer loans increased $927,000 (7.6%). Within its primary market area, the Bank has diversified its risk both as to property type and location. See “Credit Risk” below for a discussion regarding real estate risk.

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

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $698 million at September 30, 2004. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect the Company’s future prospects and results of operations.

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

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more, restructured loans performing in compliance with modified terms and OREO at September 30, 2004 and December 31, 2003:

In thousands (except percentages)	September 30, 2004	December 31, 2003
Past due 90 days or more and still accruing interest:
Commercial	$ 118	$ --
Real estate	237	--
Consumer and other	--	--

	355	--

Nonaccrual:
Commercial	875	626
Real estate	49	8,973
Consumer and other	--	7

	924	9,606

Restructured (in compliance with modified
terms)- Commercial	752	835

Total nonperforming and restructured loans	2,031	10,441

Other real estate owned	5,250	--

Total nonperforming assets	$7,281	$10,441

Allowance for loan losses as a percentage of
nonperforming and restructured loans	728%	159%
Nonperforming and restructured loans to total loans	0.25%	1.36%
Allowance for loan losses to nonperforming assets	203%	159%
Nonperforming assets to total assets	0.68%	1.01%

Nonperforming and restructured loans decreased from $10,570,000 at June 30, 2004 to $2,031,000 at September 30, 2004. Approximately $9.0 million of the nonperforming balance at June 30, 2004 pertained to loans for a commercial and retail redevelopment project in the City of King. During the third quarter of 2004, the Company charged-off a balance of $3.3 million on one of these loans and foreclosed on the other loan. At September 30, 2004, the property was recorded as other real estate owned (OREO) at a value of $5,250,000. (For additional information see Part II Items 1 and 6 (b)). As a result of the aforementioned charge-off, nonperforming assets decreased $3,289,000 from the June 30, 2004 balance. Consequently, the ratio of the allowance for loan losses to nonperforming and restructured loans increased to 728% at September 30, 2004 as compared to 159% at December 31, 2003 and 146% at September 30, 2003. The ratio of the allowance for loan losses to total loans was 1.76% at September 30, 2004 as compared to 2.12% at December 31, 2003 and 2.17% at September 30, 2003. The Company had OREO of $5,250,000 at September 30, 2004, which consisted of the redevelopment project as mentioned above. The Company did not have any OREO properties at December 31, 2003.

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

At September 30, 2004, the recorded investment in loans that are considered impaired under SFAS No. 114 was $1,717,000. The total impaired loans include $924,000 of nonaccrual loans, $752,000 of restructured loans and $41,000 in other loans identified as impaired. The impaired loans had related valuation allowances totaling $563,000.

At December 31, 2003, the recorded investment in loans considered impaired was $10,694,000, of which $9,606,000 was included in nonaccrual loans, $835,000 was included in restructured loans and $253,000 in other loans identified as impaired. The impaired loans had valuation allowances totaling $2,516,000.

Other than for the impaired loans disclosed above, management is not aware of any other potential problem loans, which were accruing and current at September 30, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. At September 30, 2004, the formula allowance was $10,590,000 compared to $12,400,000 at June 30, 2004 and $12,236,000 at December 31, 2003. The decrease in the formula allowance in the third quarter was primarily a result of a decrease in the balances of supervised loans and a reduction in the factor applied to one classification of supervised loans.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all significant classified and criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At September 30, 2004, the specific allowance was $2,485,000 on a loan base of $20,907,000 compared to a specific allowance of $2,810,000 on a loan base of $31,537,000 at June 30, 2004 and a specific allowance of $3,059,000 on a loan base of $40,545,000 at December 31, 2004. The decrease in the specific allowance in the third quarter of 2004 was due to the decrease in the level of loans requiring specific valuation allowances coupled with changes of the level of specific allowance applied to several loans.

The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At September 30, 2004, the unallocated allowance was $1,703,000 compared to $2,022,000 at June 30, 2004 and $1,294,000 at December 31, 2003. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at September 30, 2004 and set forth in the preceding paragraph.

The allowance for loan losses totaled $14,779,000 or 1.76% of total loans at June 30, 2004 compared to $17,232,000 or 2.15% at June, 2004, $16,590,000 or 2.12% at December 31, 2003 and $16,272,000 or 2.17% at September 30, 2003. At these dates, the allowance represented 728%, 163%, 159% and 146% of nonperforming loans.

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

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
In thousands (except percentages)	2004	2003	2004	2003
Beginning balance	$ 17,232	$ 15,466	$ 16,590	$ 15,235
Provision charged to expense	885	630	1,540	930
Loans charged off	(3,394)	(86)	(3,495)	(237)
Recoveries	56	262	144	344

Ending balance	$ 14,779	$ 16,272	$ 14,779	$ 16,272

Ending loan portfolio			$ 840,549	$ 748,368

Allowance for loan losses as percentage of ending loan portfolio			1.76%	2.17%

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2004 were approximately $265,583,000 and $10,568,000, respectively. Such loans relate primarily to commercial revolving lines of credit, real estate construction loans, other commercial loans and home equity lines of credit.

The Company’s sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) and sellable SBA loans. On September 30, 2004, liquid assets totaled $174.0 million or 16.2% of total assets as compared to $208.3 million or 20.1% of total assets on December 31, 2003. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At September 30, 2004, the Bank had $90,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company’s total shareholders’ equity was $97,750,000 at September 30, 2004 compared to $89,595,000 at December 31, 2003.

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

The following table shows the Company’s and the Bank’s actual capital amounts and ratios at September 30, 2004 and December 31, 2003 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

	Actual		For Capital Adequacy Purposes:		To Be Categorized Well Capitalized Under Prompt Corrective Action Provisions
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30 2004
Total Capital (to Risk Weighted Assets):	$108,158	11.7%	$73,778	8.0%	N/A
Tier 1 Capital (to Risk Weighted Assets):	96,590	10.5%	36,889	4.0%	N/A
Tier 1 Capital (to Average Assets):	96,590	9.1%	42,664	4.0%	N/A

As of December 31, 2003
Total Capital (to Risk Weighted Assets):	$ 99,038	11.6%	$68,120	8.0%	N/A
Tier 1 Capital (to Risk Weighted Assets):	88,321	10.4%	34,060	4.0%	N/A
Tier 1 Capital (to Average Assets):	88,321	9.0%	39,314	4.0%	N/A

Community Bank
As of September 30, 2004

Total Capital (to Risk Weighted Assets):	$102,855	11.3%	$73,069	8.0%	$91,336	10.0%
Tier 1 Capital (to Risk Weighted Assets):	91,396	10.0%	36,535	4.0%	54,802	6.0%
Tier 1 Capital (to Average Assets):	91,396	8.6%	42,416	4.0%	53,020	5.0%

As of December 31, 2003
Total Capital (to Risk Weighted Assets):	$ 92,172	10.9%	$67,420	8.0%	$84,276	10.0%
Tier 1 Capital (to Risk Weighted Assets):	81,563	9.7%	33,710	4.0%	50,565	6.0%
Tier 1 Capital (to Average Assets):	81,563	8.4%	39,064	4.0%	48,830	5.0%

The Bank meets the “well capitalized” ratio measures at both September 30, 2004 and December 31, 2003.

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

A one year projection of net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from August 31, 2004 balances.

The following table summarizes the effect on net interest income of three rate scenarios as measured against a most likely rate scenario.

Interest Rate Risk Simulation of Net Interest Income

In thousands	Estimated Impact on One Year Projection of Net Interest Income
Variation from flat rate scenario:
Most likely rates	$ 2,125
Declining rates	(2,762)
Rising rates	3,488

The Company also estimates rate risk through the use of rate shock analysis. The model calculates both the percent and dollar changes in net interest income (NII) and market value of equity (MVE) projected to occur should the yield curve instantaneously shift up or down in a parallel fashion from its beginning position. MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. In the rate shock analysis, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include the flat rate scenario described above, and six additional rate shock scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These rate shock scenarios assume that interest rates increase or decrease immediately and remain at the new level in the future. The Company measures the volatility of these benchmarks using a twelve-month time horizon. Using the August 31, 2004 balance sheet as the base for the simulation, the following table summarizes the effect on net interest income of a +200 and +/-100 basis point change in interest rates. Due to the current historic low level of interest rates, the potential for interest bearing deposit accounts to respond to further changes in projected rates is limited, therefore calculations for rate decreases greater than 100 bp are misleading and have not been presented.

Interest Rate Risk Simulation of NII

In thousands (except percentages)	% Change in NII from Current 12 Mo. Horizon	Change in NII from Current 12 Mo. Horizon
+ 200bp	12.4%	$ 5,350
+ 100bp	6.1%	2,623
- 100bp	(6.8%)	(2,910)

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2004. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2004, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk (See Note 3 to the consolidated condensed financial statements — Commitments and Contingencies). The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

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

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

At June 30, 2004, the Bank held approximately $9.0 million of nonperforming loans pertaining to a commercial and retail redevelopment project in the City of King. During the third quarter of 2004, the Company charged-off a balance of $3.3 million on one of these loans and foreclosed on the other loan. At September 30, 2004, the property was recorded as other real estate owned (OREO) at a value of $5,250,000. The foreclosure proceedings are separate and apart from the Bank’s actions related to the City of King regarding the CD secured loan in the approximate amount of $4.4 million. Details of these loans have been disclosed on Forms 8-K and Forms 10-Q filed with the Securities and Exchange Commission (SEC) during 2003 as reflected in Form 10-K for the period ended December 31, 2003, filed with the SEC on March 1, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. During the third quarter of 2004, the Company did not repurchase any shares. Year-to-date through September 30, 2004, the Company has repurchased 140,792 shares at a total cost of $2,501,000. During the fourth quarter, the Company intends to continue to repurchase shares up to the remaining 197,891 shares authorized for repurchase under the Plan. The following table summarizes repurchase activity during the third quarter.

Purchases of Central Coast Bancorp Stock

Period	Total Number of Shares Purchased	Average Price Per Share	Shares Purchased as Part of Publicly Announced Plan	Shares Remaining to Purchase Under the Plan
July 1-31, 2004	0		0	197,891
August 1-31, 2004	0		0	197,891
September 1-30, 2004	0		0	197,891

Total	0		0

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

(14.1)	Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant's 2004 Annual Report on Form 10-K filed with the Commission on March 1, 2004.

(21.1)	The Registrant's only subsidiary is its wholly owned subsidiary, Community Bank of Central California.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Central Coast Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contracts, compensatory plans or arrangements.

(b) Reports on Form 8-K.

A report of Form 8-K was filed with the Commission on August 26, 2004 reporting that as of August 12, 2004, the Registrant’s subsidiary, Community Bank of Central California, had taken possession through foreclosure of real estate collateral to offset outstanding loans and other costs related to $9.0 million of nonperforming loans. The loans for a commercial/retail redevelopment project in the City of King which were secured by real estate and certificate of deposit collateral.

A second report on Form 8-K was filed with the Commission on October 4, 2004, reporting a change in directors and an amendment to the Company’s By-Laws.

A third report on Form 8-K was filed with the Commission on October 22, 2004, reporting a press release dated October 19, 2004 regarding the Company’s operating results for the quarter ended September 30, 2004.

A fourth report on Form 8-K was filed with the Commission on November 1, 2004 reporting an amendment to the Company’s By-Laws.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 2004	CENTRAL COAST BANCORP

By: /s/NICK VENTIMIGLIA
Nick Ventimiglia
(Chief Executive Officer)

By: /s/ ROBERT STANBERRY
Robert M. Stanberry
(Chief Financial Officer,
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
3.2	By-Laws, as amended	31

31.1	Certifications of Chief Executive Officer pursuant	48
	to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant	49
	to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief	50
	Financial Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002