Form 10-K
period 2004-12-31
CENTRAL COAST BANCORP
filed 2005-03-14
CIK 921085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K (Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Year ended December 31, 2004

OR

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
Yes   ☒  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $199,120,419. As of March 7, 2005, the registrant had 14,059,808 shares of Common Stock outstanding.

                                                               DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into this Form 10-K: Part III, Items 10 through 14 from registrant’s definitive proxy statement for the 2005 annual meeting of shareholders.

The Index to Exhibits is located at page 82                                                         Page 1 of 93 Pages

CENTRAL COAST BANCORP
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1. BUSINESS

General Development of Business

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company’s market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan and credit losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company’s business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

Central Coast Bancorp (the “Company”) is a California corporation, headquartered in Salinas, California and was organized in 1994 to act as a bank holding company for Bank of Salinas. In 1996, the Company acquired Cypress Bank, which was headquartered in Seaside, California. Both banks were state-charted institutions. In July of 1999, the Company merged Cypress Bank into the Bank of Salinas and then renamed Bank of Salinas as Community Bank of Central California (the “Bank”). The Bank is headquartered in Salinas and serves individuals, merchants, small and medium-sized businesses, professionals, non-profit organizations, agribusiness enterprises and wage earners located in the California Central Coast area.

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

As part of the Bank’s continuing strategy to expand its franchise through denovo branches, a new branch was opened in downtown Monterey (Monterey Main) in January 2003. In 2004, new branches were opened in the City of Santa Cruz (Santa Cruz County) and in Soledad (Monterey County).

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

The Bank operates through its main office in Salinas and through fourteen branch offices located in Castroville, Gilroy, Gonzales, Hollister, King City, Marina, Monterey (2), Salinas (2), Seaside, Santa Cruz, Soledad and Watsonville, California. The Bank offers a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including residential mortgage), Small Business Administration, personal, home equity, automobile and other installment and term loans. The Bank also currently offers personal and business Visa credit cards. It also offers ATM and Visa debit cards, travelers’ checks, safe deposit boxes, notary public, customer courier and other customary bank services. Most of the Bank’s offices are open from 9:00 a.m. to 5:00 p.m., Monday through Thursday and 9:00 a.m. to 6:00 p.m. on Friday. The Monterey Main Soledad and Westridge branch offices are also open from 9:00 a.m. to 1:00 p.m. on Saturdays. Additionally, on a 24-hour basis, customers can bank by telephone or online at the Bank’s Internet site, www.community-bnk.com. The Bank also operates a limited service facility in a retirement home located in Salinas, California. The facility is open from 10:00 a.m. to 12:00 p.m. on Wednesday of each week. The Bank has automated teller machines (ATMs) located at each of its branch locations, the Monterey County Fairgrounds, Salinas Valley Memorial Hospital and Fort Hunter Liggett, which is located in Jolon, California. The Bank is insured under the Federal Deposit Insurance Act and each depositor’s account is insured up to the legal limits thereon. The Bank is chartered (licensed) by the California Commissioner of Financial Institutions (“Commissioner”) and has chosen not to become a member of the Federal Reserve System. The Bank has no subsidiaries.

The Company operates an on-site computer system, which provides independent processing of its deposits, loans and financial accounting.

The Bank concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); consumer loans; real estate construction loans (both commercial and personal) and real estate-other loans. At December 31, 2004, these four categories accounted for approximately 28%, 2%, 7% and 63% of the Bank’s loan portfolio, respectively.

The Bank’s deposits are attracted primarily from individuals, merchants, small and medium-sized businesses, professionals and agribusiness enterprises. The Bank’s deposits are not received from a single depositor or group of affiliated depositors the loss of any one of which would have a materially adverse effect on the business of the Bank. Approximately 48% of the deposits are from commercial customers, 45% are from individuals and 7% are from governmental entities and local agencies.

As of December 31, 2004, the Bank served a total of 31 state, municipality and governmental agency depositors with $73,876,000 in deposits. In connection with the deposits of municipalities or other governmental agencies or entities, the Bank is generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits, which are insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of December 31, 2004, the Bank had total deposits of $1,051,368,000. Of this total, $344,244,000 represented noninterest-bearing demand deposits, $141,191,000 represented interest-bearing demand deposits, and $565,933,000 represented interest-bearing savings and time deposits.

The principal sources of the Bank’s revenues are: (i) interest and fees on loans; (ii) interest on investment securities; and (iii) interest on Federal Funds sold (funds loaned on a short-term basis to other banks). For the fiscal year ended December 31, 2004, these sources comprised 87.7%, 12.0%, and 0.3%, respectively, of the Bank’s total interest income.

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

At December 31, 2004, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See Footnote 13 to the Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” below for a listing of the Company’s and the Bank’s risk-based capital ratios at December 31, 2004 and 2003.

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

The Federal Financial Institution Examination Counsel (“FFIEC”) utilizes the Uniform Financial Institutions Rating System (“UFIRS”) commonly referred to as “CAMELS” to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Effective January 1, 2005, bank holding companies such as the Company, will be subject to evaluation and examination under a revised bank holding company rating system. The so-called BOPEC rating system implemented in 1979 was primarily focused on financial condition, consolidated capital and consolidated earnings. The new rating system reflects the change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of nondepository subsidiaries upon depository institution subsidiaries.

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

Competition

At June 30, 2004, the competing commercial and savings banks had 78 branch offices in the cities of Castroville, Hollister, Gilroy, Gonzales, King City, Marina, Monterey, Salinas, Santa Cruz, Soledad, Seaside and Watsonville where the Bank has its fourteen branch offices. Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2004, the Bank’s aggregate legal lending limits to a single borrower and such borrower’s related parties were $16,444,000 on an unsecured basis and $27,407,000 on a fully secured basis based on regulatory capital and reserves of $109,629,000.

The Bank’s business is concentrated in its service area, which primarily encompasses Monterey County, including the Salinas Valley area and also serves Hollister, in San Benito County, Santa Cruz and Watsonville, in Santa Cruz County, and Gilroy, in Santa Clara County. The economy of the Bank’s service area is dependent upon agriculture, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon data as of the most recent practicable date (June 30, 20041), there were 75 operating commercial and savings bank branch offices in Monterey County with total deposits of $5,584,174,000. This was an increase of $383,117,000 over the June 30, 2003 balances. The Bank held a total of $867,514,000 in deposits, representing approximately 15.5% of total commercial and savings banks deposits in Monterey County as of June 30, 2004. In the three market expansion areas outside of Monterey County, in the cities of Gilroy, Hollister and Watsonville, at June 30, 2004, there were 9, 8 and 11 branch offices with total deposits of $568,315,000, $582,379,000 and $808,831,000, respectively. At that date, the Bank had deposits of $19,441,000, $41,718,000 and $20,176,000 in those three communities.

1 "FDIC Institution Office Deposits", June 30, 2004

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

The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board (FRB). This Agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest-free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the FRB. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank are not predictable. In November of 2002, the Federal Funds rate was lowered by 50 basis points to 1.25% and in June 2003 it was decreased another 25 basis points to 1.00%. Those rate changes adversely affected the Bank’s net interest income for 2002, 2003 and into 2004 as the rates earned on assets decreased faster than the rates paid on deposits. The rates remained stable for a year until the FRB began raising rates in June 2004. Thereafter, through February of 2005, the Federal Funds rate has been increased 25 basis points six times to a rate of 2.50%. These rate increases have favorably impacted the net interest margin as the loan rates have increased more rapidly than have the rates paid on deposits. If the FRB maintains its current bias throughout 2005, this favorable trend should continue.

The FDIC’s bank deposit insurance assessment rates currently range from $0 to $0.27 per $100 of deposits, dependent upon a bank’s risk. Based upon the above risk-based assessment rate schedule, the Bank’s current capital ratios and the Bank’s current levels of deposits, the Bank anticipates no change in the assessment rate applicable to the Bank during 2005 from that in 2004.

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

One further effect of the GLB Act is to require that financial institutions respect the privacy of their customers and protect the security and confidentiality of customers’ non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

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

Effective July 23, 2002, Section 312 of the Patriot Act created a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. Certain surveillance provisions of the Patriot Act are scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions have been filed by the ACLU and other organizations. It is not clear whether the provisions that are scheduled to expire will expire as scheduled, or be replaced or superseded by alternative provisions. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company’s results of operations.

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

o Disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.” The disclosure obligation became effective for fiscal years ending on or after July 15, 2003. To qualify as an “audit committee financial expert,” a person must have:

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

o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as “accelerated filers” to be phased-in reducing the filing deadline for Form 10-K reports from 75 days currently (formerly 90 days) after the fiscal year end to 60 days and Form 10-Q reports from 40 days currently (formerly 45 days) after the fiscal quarter end to 35 days, in each case to be effective for the respective reports filed for fiscal years ending on or after December 15, 2005.

o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.

o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act including:

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

The Company’s securities are listed on the Nasdaq Stock Market. Consequently, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act, the Company must also comply with revised listing standards applicable to Nasdaq listed companies. Generally, listed companies were required to comply with the revised listing standards by the first annual meeting of shareholders following January 15, 2004. The revised Nasdaq listing standards applicable to the Company include the following:

o A majority of directors of a listed company must be “independent”, which excludes:

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

o Independent directors of a listed company must meet alone in executive sessions at least two times annually.

o Listed companies must certify adoption of a resolution or written charter dealing with nominations of directors and select nominees for election as directors either by determination of a majority of independent directors or by a nominating committee consisting solely of independent directors, with certain exceptions.

o Compensation of a listed company’s chief executive officer must be determined either by a majority of independent directors or by a compensation committee consisting solely of independent directors, with certain exceptions.

o The audit committee of a listed company, subject to certain exceptions, must comply with requirements that include:

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

o The adoption or amendment of any equity compensation arrangement after June 30, 2003, such as a stock option plan, requires shareholder approval, subject to certain exemptions.

o A code of conduct had to be adopted by May 4, 2004 that (i) complies with the code of ethics requirements of the Act and Nasdaq Marketplace Rules; (ii) covers all directors, officers and employees; (iii) includes an enforcement mechanism; and (iv) permits only the board of directors to grant waivers from or changes to the code of conduct affecting directors and executive officers and requires prompt disclosure thereof on a Form 8-K filing with the Securities and Exchange Commission.

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

The California Corporate Disclosure Act (the “CCD Act”) became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

o The name of the company’s independent auditor and a description of services, if any, performed for the company during the previous 24 months;

o The annual compensation paid to each director and executive officer, including stock or stock options not otherwise available to other company employees;

o A description of any loans made to a director at a “preferential” loan rate during the previous 24 months, including the amount and terms of the loans;

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

The Check Clearing for the 21st Century Act (commonly referred to as “Check 21”) was signed into law in 2003 and became effective on October 28, 2004. The law facilitates check truncation by creating a new negotiable instrument called a “substitute check” which permits banks to truncate original checks, to process check information electronically and to deliver “substitute checks” to banks that want to continue receiving paper checks. Check 21 is intended to reduce the dependence of the check payment system on physical transportation networks (which can be disrupted by terrorist attacks of the type which occurred on September 11, 2001) and to streamline the collection and return process. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by the Act to create “substitute checks.” The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results of its operations or its cash flows.

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

Employees

As of December 31, 2004, the Company employed 276 persons primarily on a full time basis. None of the Company’s employees are represented by a labor union and the Company considers its employee relations to be good.

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

ITEM 2. PROPERTIES

The headquarters office and centralized operations of the Company are located at 301 S. Main Street, Salinas, California. The Company owns and leases properties that house administrative and data processing functions and fourteen banking offices. Owned and leased facilities are listed below.

301 Main Street	599 Lighthouse Avenue	761 First Street
Salinas, California	Monterey, California	Gilroy, California
23,625 square feet	4,856 square feet	2,670 square feet
Leased (term expires 2011 with	Month-to-Month Rent	Leased (term expires 2007 with
two 7 1/2 yr renewal options)	Current month rent of $6,947	one 5 yr renewal option)
Current month rent of $22,707		Current month rent of $5,207

532 Broadway	1658 Fremont Boulevard	439 Alvarado
King City, California	Seaside, California	Monterey, California
4,000 square feet	2,800 square feet	11,780 square feet
Leased (term expires 2009 with	Leased (term expires 2009 with	Leased (term expires 2013 with
two 5 yr renewal options)	one 10 yr renewal option)	three 5 yr renewal options)
Current month rent of $5,390	Current month rent of $5,273	Current month rent of $14,340

10601 Merritt Street	228 Reservation Road	2149 H. De La Rosa
Castroville, California	Marina, California	Soledad, California
2,500 square feet	3,000 square feet	2,270 square feet
Owned	Leased (term expires 2009 with	Leased (term expires 2007 with
	two 5 yr renewal options)	two 5 yr renewal options)
	Current month rent of $3,377	Current month rent of $3,402

400 Alta Street	1915 Main Street	3110 A Mission
Gonzales, California	Watsonville, California	Santa Cruz, California
5,165 square feet	1,680 square feet	3,620 square feet
Leased (term expires 2008 with	Leased (term expires 2008 with	Leased (term expires 2006 with
two 5 yr renewal options)	one 5 yr renewal option)	two 5 yr renewal options)
Current month rent of $5,005	Current month rent of $1,822	Current month rent of $6,200

1285 North Davis Road	491 Tres Pinos Road	Salinas, California
Salinas, California	Hollister, California	5,500 square feet
3,200 square feet	2,800 square feet	Leased (term expires 2007 with
Leased (term expires 2008 with	Leased (term expires 2006 with	one 5 yr renewal option)
two 5 yr renewal options)	one 3 yr renewal option)	Current month rent of $6,325
Current month rent of $8,887	Current month rent of $4,340

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

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2004, the Company had pending legal proceedings related to the City of King dispute discussed in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2004, and the Forms 10-Q and 8-K referenced therein. The Company has appealed an adverse Judgment of a lower court as described in those filings and has charged off the outstanding balance of $3.3 million related to the CD secured loan in dispute.

The outcome of the dispute regarding the CD secured loan continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit on appeal of the Judgment. See the discussion contained in the Form 10-K filed on March 1, 2004 and the Forms 10-Q and 8-K referenced therein and discussion of the provision for loan losses and nonperforming loans in “Item 7 – Management’s Discussion and Analysis of Results of Operations” on page [?] for more information regarding the City of King dispute.

Except as disclosed above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or the Bank is a party or as to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the Nasdaq National Market exchange (trading symbol: CCBN). The table below presents the range of high and low prices for the common stock for the two most recent fiscal years based on information provided to the Company from Nasdaq. The prices have been restated to reflect the five-for-four stock split in February 2005 and the 10% stock dividend in February 2004.

Calendar Year	Low	High
2004
First Quarter	$ 12.91	$ 15.38
Second Quarter	13.00	16.00
Third Quarter	13.52	17.59
Fourth Quarter	16.21	20.08
2003
First Quarter	$ 11.56	$ 13.60
Second Quarter	11.50	13.08
Third Quarter	11.64	13.32
Fourth Quarter	12.04	13.75

The closing price for the Company’s common stock was $16.99 as of March 1, 2005.

Holders

As of March 1, 2005, there were approximately 2,300 holders of the common stock of the Company. There are no other classes of common equity outstanding.

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

Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $33,044,000 as of December 31, 2004.

To date, the Company has not paid a cash dividend and presently does not intend to pay cash dividends in the foreseeable future. The Company distributed a five-for-four stock split in February 2005 and ten percent stock dividends in February 2004 and 2003. The Board of Directors will determine payment of dividends in the future after consideration of various factors including the profitability and capital adequacy of the Company and the Bank.

Stock Repurchases

Since October of 1998 and through December 31, 2004, the Board of Directors of the Company has authorized three separate plans to repurchase up to 5% (in each plan) of the outstanding shares of the Company’s common stock. Purchases are made from time to time, in the open market and are subject to appropriate regulatory and other accounting requirements. The following common share amounts and average prices paid have been adjusted to give effect to all stock dividends and splits through February 28, 2005. In 2004, the Company acquired 175,990 shares of its common stock in the open market at an average price of approximately $14.21. There were no stock repurchases during the fourth quarter of 2004. In 2003 and 2002, the Company did not acquire any shares of its common stock. The Company completed repurchases under the first and second plans in May 2000 and April 2001, respectively. At December 31, 2004, there were 247,364 shares remaining to repurchase under the third plan. These repurchases are made with the intention to lessen the dilutive impact of issuing new shares to meet stock option plans as well as for capital management objectives.

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

	As of and for the Year Ended December 31,
In thousands (except per share data)	2004	2003	2002	2001	2000
Operating Results
Total Interest Income	$ 55,318	$ 49,148	$ 50,430	$ 51,669	$ 51,287
Total Interest Expense	11,278	11,566	13,955	18,360	18,290

Net Interest Income	44,040	37,582	36,475	33,309	32,997
Provision for Loan and Credit Losses	3,590	1,475	3,584	2,635	3,983

Net Interest Income After
Provision for Loan Losses	40,450	36,107	32,891	30,674	29,014
Noninterest Income	4,437	5,678	3,736	3,207	2,561
Noninterest Expenses	25,315	23,810	20,496	19,223	17,408

Income before Provision for Income Taxes	19,572	17,975	16,131	14,658	14,167
Provision for Income Taxes	6,771	6,406	5,603	5,149	5,241

Net Income	$ 12,801	$ 11,569	$ 10,528	$ 9,509	$ 8,926

Basic Earnings Per Share	$ 0.94	$ 0.85	$ 0.77	$ 0.69	$ 0.62
Diluted Earnings Per Share	$ 0.90	$ 0.81	$ 0.74	$ 0.67	$ 0.60

Financial Condition and Capital - Year-End Balances
Total Loans	$ 931,516	$ 782,741	$745,353	$606,300	$473,395
Total Assets	1,164,661	1,037,840	919,132	802,266	706,693
Total Deposits	1,051,368	938,110	826,502	724,862	633,209
Shareholders' Equity	101,116	89,595	78,076	65,336	59,854

Financial Condition and Capital - Average Balances
Total Loans	$ 812,313	$ 736,605	$668,069	$522,884	$424,172
Total Assets	1,055,228	943,207	858,009	727,198	632,953
Total Deposits	945,670	846,228	772,111	648,664	565,487
Shareholders' Equity	94,511	83,874	72,519	62,918	55,762

Selected Financial Ratios
Return on Average Total Assets	1.21%	1.23%	1.23%	1.31%	1.41%
Return on Average Shareholders' Equity	13.54%	13.79%	14.52%	15.11%	16.01%
Average Shareholders' Equity to Total Average Assets	8.96%	8.89%	8.45%	8.65%	8.81%

(a) Average Balance Sheet and Net Interest Margin

(1) Distribution of Assets, Liabilities and Equity; Interest Rates and Interest Differential — Table One in Item 7 – “Management’s Discussion and Analysis” included in this report sets forth the Company’s average balance sheets (based on daily averages) and an analysis of interest rates and the interest rate differential for each of the three years in the period ended December 31, 2004 and is incorporated here by reference.

(2) Volume/Rate Analysis — Information as to the impact of changes in average rates and average balances on interest earning assets and interest bearing liabilities is set forth in Table Two in Item 7 – “Management’s Discussion and Analysis” and is incorporated here by reference.

(b) Investment Portfolio

(1) The book value of investment securities at December 31, 2004 and 2003 is set forth in Note 3 to the Consolidated Financial Statements included in Item 8 – “Financial Statements and Supplementary Data”  included in this report and is incorporated here by reference.

(2) The book value, maturities and weighted average yields of investment securities as of December 31, 2004 are set forth in Table Fourteen in Item 7 – “Management’s Discussion and Analysis” included in this report and is incorporated here by reference.

(3) There were no issuers of securities for which the book value was greater than 10% of shareholders' equity other than U.S. Government and U.S. Government Agencies and Corporations.

(c) Loan Portfolio

(1) The composition of the loan portfolio is set forth in Table Three in Item 7 – “Management’s Discussion and Analysis” included in this report and is incorporated here by reference.

(2) The maturity distribution of the loan portfolio at December 31, 2004 is set forth in Table Thirteen in Item 7 – “Management’s Discussion and Analysis” included in this report and is incorporated here by reference.

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

For further discussion of nonperforming loans, refer to Table Four and the “Risk Elements” section in Item 7 – “Management’s Discussion and Analysis” in this report.

(d) Summary of Loan Loss Experience

(1) An analysis of the allowance for loan losses showing charged off and recovery activity as of December 31, 2004 is summarized in Table Five in Item 7 – “Management’s Discussion and Analysis” included in this report and is incorporated here by reference. Factors used in determination of the allowance for loan losses are discussed in greater detail in the “Risk Elements” section in Item 7 — “Management’s Discussion and Analysis” included in this report and are incorporated here by reference.

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

For further discussion, refer to Table Six in Item 7 – “Management’s Discussion and Analysis” in this report.

(e)  Deposits

(1)  Table One in Item 7 – “Management’s Discussion and Analysis” included in this report sets forth the distribution of average deposits for the years ended December 31, 2004, 2003 and 2002 and is incorporated here by reference.

(2)  Table Eleven in Item 7 – “Management’s Discussion and Analysis” included in this report sets forth the maturities of time certificates of deposit of $100,000 or more at December 31, 2004 and is incorporated here by reference.

(f) Return on Equity and Assets

(1) The Selected Financial Data table at page 22 of this section sets forth the ratios of net income to average assets and average shareholders’ equity, and average shareholders’ equity to average assets. As the Company has never paid a cash dividend, the dividend payout ratio is not indicated.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL
CONDITION AND RESULTS OF OPERATION

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company’s market areas; (4) the effects of terrorism, the threat of terrorism or the impact of military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan and credit losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company’s business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

Critical Accounting Policies

General. Central Coast Bancorp’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss experience as one factor in determining the inherent loss that may be present for both disbursed and undisbursed loan commitments and letters of credit in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. The Company applies Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations to account for its stock based awards. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses. The allowance for loan losses is based on the probable estimated losses in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards (SFAS) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. See “Allowance for Loan Losses” on page 37 for additional information.

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

Business Organization

Central Coast Bancorp (the “Company”) is a California corporation, headquartered in Salinas, California and was organized in 1994 to act as a bank holding company for Bank of Salinas. In 1996, the Company acquired Cypress Bank, which was headquartered in Seaside, California. Both banks were state-chartered institutions. In July of 1999, the Company merged Cypress Bank into the Bank of Salinas and then renamed Bank of Salinas as Community Bank of Central California (the “Bank”). As of December 31, 2004, the Bank operated fourteen full-service branch offices and one limited-service branch office and conducts online banking through its web site www.community-bnk.com. The Bank is headquartered in Salinas and serves individuals, merchants, small and medium-sized businesses and professionals. The economy in the Bank’s service area is heavily weighted towards agribusiness enterprises and the hospitality industry.

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

As part of the Bank’s continuing strategy to expand its franchise through denovo branches, a new branch was opened in downtown Monterey (Monterey Main) in January 2003. In 2004, new branches were opened in the City of Santa Cruz (Santa Cruz County) and in Soledad (Monterey County).

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

The following analysis is designed to enhance the reader’s understanding of the Company’s financial condition and the results of its operations as reported in the Consolidated Financial Statements included in this Annual Report. Reference should be made to those statements and the “Selected Financial Data” presented elsewhere in this report for additional detailed information. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within “Management’s Discussion and Analysis” interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully tax equivalent (“FTE”) basis. These items have been adjusted to give effect to $1,136,000, $1,099,000 and $1,119,000 in taxable equivalent interest income on tax –free investments for the years ending December 31, 2004, 2003 and 2002.

Overview

For the 21st consecutive year, Central Coast Bancorp earned record net income on a year-over-year basis. Net income for 2004 increased 10.6% to $12,801,000 from $11,569,000 in 2003. Diluted earnings per share for 2004, after giving effect to the 25% stock split distributed on February 28, 2005, was $0.90, up 11.1% from the $0.81 reported for 2003. For 2004, the Company realized a return on average shareholders’ equity of 13.54% and a return on average assets of 1.21%, as compared to 13.79% and 1.23% for 2003.

Adding to the billion-dollar in assets milestone attained in the fourth quarter of 2003, the Company reached the billion-dollar mark in deposits in the fourth quarter of 2004. During 2004, total assets increased $126,821,000 (12.2%) to $1,164,661,000 at year-end. At December 31, 2004, loans totaled $931,516,000, an increase of $148,775,000 (19.0%) from year-end 2003. At December 31, 2004, deposits totaled $1,051,368,000, an increase of $113,258,000 (12.1%) from year-end 2003.

The overall economic environment in 2004 in the Company’s primary market area improved over the generally sluggish results experienced in 2003. Loan growth picked up markedly especially towards the end of 2004 as compared to 2003. The 19% loan growth experienced in 2004, was a significant improvement over growth of 5% in 2003. Interest and fees earned on loans increased $4,581,000 or 10.4% to $48,505,000 in 2004. Almost all of that increase was due to the loan growth, as the rates remained relatively flat on a year-over-year basis. Loan rates were down early in 2004 as compared to the year earlier period and then started to recover in the third and fourth quarters as the Federal Reserve Board (FRB) raised rates. In the fourth quarter of 2004, the yield on loans was 6.34%, which was an increase of 47 basis points over the fourth quarter of 2003. The average rate earned on taxable investment securities in 2004 increased 13 basis points to 3.67% from 3.54% in 2003. This increase was essentially offset by a 28 basis point decrease in yields on tax exempt securities as interest income on investment securities only increased very slightly due to rate changes. The volume increases in both loans and securities were mostly responsible for the $6,207,000 increase in interest income during 2004.

While the yield on earning assets remained relatively flat from 2003 to 2004, the average rate paid on interest bearing liabilities decreased from 1.85% in 2003 to 1.63% in 2004. The average rates paid on all categories of deposits fell on a year-over-year basis. These lower rates more than offset the increase in interest expense due to higher volume of interest-bearing liabilities with the result that interest expense decreased $288,000 to $11,278,000 in 2004. The combination of lower interest expense and higher interest income resulted in a $6,495,000 (16.8%) increase net interest income to a total of $45,176,000 in 2004.

The net interest margin for 2004 was 4.61% which was an 18 basis point increase from the net interest margin of 4.43% achieved in 2003. As indicated above, in mid-year, the FRB began to raise interest rates 25 basis points at each of their meetings. Through February of 2005 there have been six rate increases totaling 150 basis points. These rate increases coupled with the strong loan growth in the fourth quarter contributed to the Company achieving a 4.87% net interest margin for fourth quarter of 2004. That is a 52 basis point increase over the year-ago quarter and a 26 basis point increase over the net interest margin for the year 2004. Rising interest rates are generally favorable for the Company’s earnings as the rates on earning assets increase more quickly than the rates paid on the interest-bearing liabilities. At this time it appears that the FRB will continue with its current policy to slowly raise the Federal Funds rate to a neutral position.

At December 31, 2003, nonperforming and restructured loans totaled $10,441,000. Approximately $9.0 million of those nonperforming loans pertained to two loans for a commercial/retail redevelopment project in the City of King. During 2004, the Company charged off approximately $3.3 million related to the CD secured loan and foreclosed on the property securing the other loan. By 2004 year-end, the related OREO property had been sold and the total nonperforming and restructured loans totaled only $835,000. The ratio of nonperforming and restructured loans to total loans at December 31, 2004 was 0.09% compared to 1.33% at 2003 year-end.

Looking forward into 2005, the Company anticipates continuing its expansion by establishing one or two denovo branches and continuing its practice of developing solid banking relationships in the business community.

(A) Results of Operations

Net Interest Income/Net Interest Margin (fully taxable equivalent basis)

Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $1,136,000, $1,099,000 and $1,119,000 in taxable equivalent interest income on tax-free investments for the years ending December 31, 2004, 2003 and 2002.

Net interest income for 2004 was $45,176,000, a $6,495,000 (16.8%) increase over 2003 mostly due to an increase of $6,207,000 in the interest income component. Average earning assets increased $106,827,000 (12.2%) in 2004, which resulted in an increase of $6,196,000 in interest income. Loans contributed $4,557,000 of that amount as the average balance of loans increased $74,835,000 (10.4%) to $795,743,000 in 2004. Interest income from investment securities increased $1,776,000 which was mostly related to higher average balances as they increased $46,478,000 (37.0%) to 172,076,000 in 2004. On an overall basis the average yield on loans was basically flat as they only increased 1 basis point to 6.10% in 2004. For the first three quarters of 2004, the yield on loans was below the quarterly yields earned in 2003. By the fourth quarter, due to the five prime rate increases of 25 basis points each since June 2004, the yields received on the loans increased 47 basis points to 6.34% from the 5.87% earned in the fourth quarter of 2003. The rate increases point to a continuing improvement in loan yields going into 2005. In the investment portfolio, the yield earned on taxable investments increased 13 basis points to 3.67% that resulted in an increase of $151,000 in interest income. However, that increase was mostly offset by a $146,000 decrease in interest income due to a 28 basis point decline in yields on tax-exempt securities.

The positive impact on net interest income related to the growth in earning assets was reinforced by an overall $288,000 decrease in interest expense during 2004. While the average balances of interest bearing deposit liabilities increased $62,682,000 (10.1%), adding $934,000 to interest expense, the average rate paid on those deposits fell 20 basis points to 1.60% decreasing interest expense $1,135,000. In the fourth quarter of 2004, the rates paid on interest-bearing liabilities was 1.67%, which was still 2 basis points below the rates paid in 2003. However, as the short end of the yield curve continues to rise as a result of the FRB rate increases we anticipate competitive pressure will cause deposit rates to increase in 2005. Market rates on certificates of deposit have steadily increased during the fourth quarter of 2004 and early 2005.

The net interest margin for 2004 increased 18 basis points to 4.61% from 4.43% in 2003. The net interest margin for the 4th quarter of 2004 was 4.87%, which was an increase of 52 basis points from 4.35% in the 4th quarter of 2003 and up 31 basis points from the 3rd quarter of 2004. With a continuing rising interest rate environment, management expects the net interest margin in 2005 will move somewhat higher, but it will be tempered by higher deposit rates.

Net interest income for 2003 was $38,681,000, a $1,087,000 (2.9%) increase over 2002 even with a decrease in the interest income component of $1,302,000. Average earning assets increased $78,762,000 (9.9%) in 2003, which resulted in an increase of $4,666,000 in interest income. Most of this increase was attributable to the year-over-year effect of the 2002 loan growth as average loans outstanding increased $65,847,000 (10.1%) to $720,908 in 2003. The November 2002 and June 2003 reductions in the Federal Funds rate of 50 and 25 basis points was the major cause of the average rate received on earning assets decreasing 73 basis points to 5.75% in 2003. Within the earning assets, the 2003 loan rates were negatively impacted as the average yield on loans decreased 65 basis points to 6.09%. The average rate received in 2003 on taxable investment securities decreased 148 basis points as higher rate components of the mortgage securities prepaid due to refinancing activity. They were replaced with lower yielding securities. The lower rates earned on loans and investment securities reduced interest income by $5,968,000.

The impact on net interest income caused by the lower interest income during 2003 was more than offset by decreases in interest expenses on deposit liabilities resulting in the overall increase in net interest income of $1,087,000. While average balances of interest bearing deposit liabilities increased $49,815,000 (8.7%), interest expense decreased $2,389,000 (17.1%) in 2003 from 2002 mainly due to the repricing of the interest-bearing deposits throughout the year, reflecting the lower interest rate environment. The higher volume of interest-bearing liabilities increased interest expense $1,123,000 while the lower rates decreased the expense $3,512,000. Overall, in 2003, the average rate paid on interest-bearing liabilities decreased 57 basis points to 1.85%.

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

Table One: Analysis of Net Interest Margin on Earning Assets

(Taxable Equivalent Basis)	2004				2003				2002
In thousands (except percentages)	Avg. Balance	Interest	Avg. Yield		Avg. Balance	Interest	Avg. Yield		Avg. Balance	Interest	Avg. Yield
Assets:
Earning Assets
Loans (1) (2)	$795,743	$48,505	6.10%		$720,908	$43,924	6.09%		$655,061	$44,141	6.74%
Taxable investment securities	119,581	4,383	3.67%		76,976	2,724	3.54%		75,624	3,796	5.02%
Tax-exempt investment securities (3)	52,495	3,413	6.50%		48,622	3,296	6.78%		49,240	3,357	6.82%
Federal Funds sold	13,024	153	1.17%		27,510	303	1.10%		15,329	255	1.66%

Total Earning Assets	980,843	$56,454	5.76%		874,016	$50,247	5.75%		795,254	$51,549	6.48%

Cash and due from banks	53,359				51,026				47,419
Other assets	21,026				18,165				15,336

	$1,055,228				$943,207				$858,009

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$ 140,949	$811	0.58%		$124,877	$ 796	0.64%		$128,192	$ 1,308	1.02%
Savings	256,393	3,250	1.27%		222,403	3,284	1.48%		178,459	3,718	2.08%
Time deposits	284,869	6,886	2.42%		272,249	7,068	2.60%		263,063	8,491	3.23%
Other borrowings	8,160	331	4.06%		6,441	418	6.49%		7,345	438	5.96%

Total interest bearing liabilities	690,371	11,278	1.63%		625,970	11,566	1.85%		577,059	13,955	2.42%

Demand deposits	263,459				226,699				202,397
Other Liabilities	6,887				6,664				6,034

Total Liabilities	960,717				859,333				785,490
Shareholders' Equity	94,511				83,874				72,519

	$1,055,228				$943,207				$858,009

Net interest income and Margin (4)		$ 45,176	4.	61%		$ 38,681	4.	43%		$ 37,594	4.	73%

1. Loans interest includes loan fees of $1,770,000, $1,682,000 and $1,632,000 in 2004, 2003 and 2002.

2. Average balances of loans include average allowance for loan losses of $16,570,000, $15,697,000 and $13,008,000 and average deferred loan fees of $1,172,000, $1,039,000 and $1,125,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

3. Includes taxable-equivalent adjustments for income on securities that is exempt from federal income taxes. The federal statutory tax rate was 35% for 2004, 2003 and 2002.

4. Net interest margin is computed by dividing net interest income by total average earning assets.

Table Two: Volume/Rate Analysis

Year Ended December 31, 2004 over 2003
(In thousands) Increase (decrease) due to change in:	Volume	Rate (4)	Net Change
Interest-earning assets:
Net Loans (1)(2)	$ 4,557	$ 24	$ 4,581
Taxable investment securities	1,508	151	1,659
Tax exempt investment securities (3)	263	(146)	117
Federal Funds sold	(159)	9	(150)

Total	6,169	38	6,207

Interest-bearing liabilities:
Demand deposits	103	(88)	15
Savings deposits	503	(537)	(34)
Time deposits	328	(510)	(182)
Other borrowings	112	(199)	(87)

Total	1,046	(1,334)	(288)

Interest differential	$ 5,123	$ 1,372	$ 6,495

Year Ended December 31, 2003 over 2002
(In thousands) Increase (decrease) due to change in:	Volume	Rate (4)	Net Change
Interest-earning assets:
Net Loans (1)(2)	$ 4,438	$(4,655)	$ (217)
Taxable investment securities	68	(1,140)	(1,072)
Tax-exempt investment securities (3)	(42)	(19)	(61)
Federal Funds sold	202	(154)	48

Total	4,666	(5,968)	(1,302)

Interest-bearing liabilities:
Demand deposits	(34)	(478)	(512)
Savings deposits	914	(1,348)	(434)
Time deposits	297	(1,720)	(1,423)
Other borrowings	(54)	34	(20)

Total	1,123	(3,512)	(2,389)

Interest differential	$ 3,543	$(2,456)	$ 1,087

1. The average balance of non-accruing loans is immaterial as a percentage of total loans and, as such, has been included in net loans.

2. Loan fees of $1,770,000, $1,682,000 and $1,632,000 for the years ended December 31, 2004, 2003 and 2002, respectively, have been included in the interest income computation.

3. Includes taxable-equivalent adjustments for income on securities that is exempt from federal income taxes. The federal statutory tax rate was 35% for 2004, 2003 and 2002.

4. The rate / volume variance has been included in the rate variance.

Provision for Loan Losses

The Company provided $3,590,000 for loan losses in 2004 up from $1,475,000 in 2003. The significantly higher loan growth in 2004 coupled with a $3.3 million charge-off reported in the third quarter necessitated the higher provision. The ratio of the allowance for loan losses to total loans decreased from 2.12% at December 31, 2003 to 1.75% at December 31, 2004. Nonperforming assets totaled $835,000 at December 31, 2004, as compared to $10,441,000 at December 31, 2003 and $7,281,000 at September 30, 2004. The Company sold its only OREO property in the fourth quarter of 2004, which accounts for $5,250,000 of the decrease in nonperforming assets. The ratio of nonperforming and restructured loans to total loans at December 31, 2004 was 0.09% compared to 1.33% at December 31, 2003.

In 2003, the Company provided $1,475,000 for loan losses as compared to $3,584,000 in 2002. The lower provision reflected the reduced level of lending activity in the local area in 2003. Net loan charge-offs were $120,000 in 2003 compared to $102,000 in 2002. The ratio of net charge-offs to average loans outstanding was 0.02% in both 2003 and 2002. Nonperforming and restructured loans were $10,441,000 at December 31, 2003, compared to $1,808,000 at December 31, 2002. Approximately $9.0 million of the nonperforming loans at December 31, 2003 pertained to loans for a commercial/retail redevelopment project in the City of King. Details of these loans have been disclosed on Forms 8-K and Forms 10-Q filed with the Securities and Exchange Commission (SEC) during 2003 as reflected in Form 10-K for the period ended December 31, 2003, filed with the SEC on March 1 2004. The ratio of nonperforming and restructured loans to total loans at December 31, 2003, was 1.33% compared to 0.24% at December 31, 2002. At December 31, 2003, the Company did not have any OREO as the only property previously held was sold in the fourth quarter of 2003. The ratio of the allowance for loan losses to total loans – net of deferred fees increased to 2.12% at December 31, 2003 from 2.04% at December 31, 2002.

Service Charges and Fees and Other Income

Noninterest income was $4,437,000 in 2004, a decrease of $1,241,000 (21.9%) from 2003. Service charges on deposit accounts was down slightly due in part to lower activity in overdraft charges which may have been reflective of a stronger economic climate during 2004. Several factors contributed to a $1,227,000 (48.0%) decrease in other income. The significant slowdown in mortgage refinancing resulted in a $179,000 (39.2%) decrease in mortgage fees. In 2004, the Company realized a $130,000 loss on the sale of available-for-sale securities as compared to a gain of $590,000 in 2003. In 2004, the Company recorded operating revenue of $160,000 from an OREO property as compared to $564,000 from a different OREO property in 2003.

Noninterest income was $5,678,000 in 2003, an increase of $2,032,000 (54.4%) over 2002. Service charges on deposit accounts added $778,000 (33.2%) due to increased business activity, growth in accounts, certain service fee increases and increased diligence on collecting fees. Increased volumes in other non-deposit service charges and mortgage origination fees added an additional $127,000 (13.3%). The Company realized gains on the sale of available-for-sale securities of $590,000, which was a $488,000 increase from 2002. The Company also recorded $564,000 in revenue from the operation of an OREO property that was sold in the fourth quarter of 2003 with a gain of $52,000.

Salaries and Benefits

Salary and benefit expenses increased $1,211,000 (9.0%) to $14,717,000 in 2004 over 2003. The increase in salary expense was attributable to the opening of two branches during 2004, higher benefit costs, normal merit increases and staffing additions due to higher business volumes. At the end of 2004, the full time equivalent (FTE) staff was 276 compared to 255 at the end of 2003.

Salary and benefit expenses increased $1,377,000 (11.4%) to $13,506,000 in 2003 over 2002. Salary expense for the Monterey branch opened in January 2003 represented $528,000 of the increase. Salaries and benefits from all other operations increased $589,000 (4.8%) after adjusting for a $260,000 one-time reduction in health care costs in the first quarter of 2002. Base salaries increased $319,000 (3.5%) due to normal merit increases and staffing additions during the year. At the end of 2003, the full time equivalent (FTE) staff was 255 versus 239 at the end of 2002.

Occupancy and Furniture and Equipment

Occupancy and furniture and equipment expense increased $173,000 (3.9%) to $4,649,000 in 2004 over 2003. The increase is attributable to costs of operating the new Santa Cruz and Soledad branches and higher costs for security services and normal rent increases on leased buildings.

In 2003, occupancy and furniture and equipment expense increased $677,000 (17.8%) over 2002 to $4,476,000. Operations of the new Monterey branch represented $262,000 of the increase. Most of the remaining $415,000 increase in this category was related to higher costs for security services, normal rent increases and improvements to leased buildings, and service contracts for computers and equipment.

Other Expenses

Other expenses increased $121,000 (2.1%) to $5,949,000 in 2004 over 2003. Operations related to the two new branches contributed to the increase. Additionally, as a result of the improving economic conditions in 2004 the Company increased its expenditures for advertising and customer/community relations. Expense for audit fees, which includes external credit review, internal audit and independent public accountants, increased $255,000 (52.5%) in 2004. Much of the increase was related to the additional audit requirements resulting from the implementation of Section 404 of the Sarbanes-Oxley Act. A reduction in OREO expenses of $674,000 from 2003 to 2004 helped to offset these increases.

Other expenses increased $1,260,000 (27.6%) to $5,828,000 in 2003 over 2002. The operations of the new Monterey branch represented $88,000 of the increase. Expenses relating to the operation of an OREO property and the City of King legal proceedings added $1,079,000 to other expenses in 2003. After adjusting for the new Monterey branch, the OREO and legal expenses, other expenses were only $93,000 (2.0%) higher in 2003. The OREO property was sold in December 2003.

The efficiency ratio (fully taxable equivalent) calculated by dividing noninterest expense by the sum of net interest income and noninterest income, was 51.0% in 2004, compared to 53.7% in 2003. The lower efficiency ratio reflects the effect of income growing at a faster rate than expenses in 2004. The efficiency ratio (fully taxable equivalent) for 2002 was 49.6%.

Provision for Taxes

The effective tax rate on income was 34.6%, 35.7% and 34.7% in 2004, 2003 and 2002, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $2,068,000, $1,901,000 and $1,660,000 in 2004, 2003 and 2002. Tax-exempt income of $4,231,000, $4,071,000 and $3,185,000 from investment securities and loans in 2004, 2003 and 2002 helped to reduce the effective tax rate.

(B) Balance Sheet Analysis

Central Coast Bancorp’s total assets at December 31, 2004 were $1,164,661,000 compared to $1,037,840,000 at December 31, 2003, representing an increase of $126,821,000 (12.2%). The average balance of total assets was $1,055,228,000 in 2004, which represents an increase of $112,021,000 (11.9%) over the average total asset balance of $943,207,000 in 2003.

Loans

The Company concentrates its lending activities in four principal areas: commercial loans (including agricultural loans); real estate construction loans (both commercial and personal); real estate-other loans and consumer loans. At December 31, 2004, these four categories accounted for approximately 28%, 7%, 63% and 2% of the Company’s loan portfolio, respectively, as compared to 30%, 6%, 62% and 2% at December 31, 2003. The annual percentage loan growth for the past five years beginning with 2004 has been 19%, 5%, 23%, 28%, and 20%. This growth has primarily been as a result of the success of the loan calling officer program. The calling program not only has attracted many new loan customers, but also serves as an effective way of ensuring continual contact with existing customers. Real estate-other loans provided the largest dollar growth of $105.2 million or 21.5% in 2004. Home equity loans which are included in the real estate-other category contributed $16.6 million of the growth. This represents a 37.4% increase over 2003. Construction loans rebounded from their lower level experienced in the slow economy of 2003 rising $15.1 million (32.6%) in 2004. Consumer loans not including home equity lines increased $3.9 million or 34% in 2004. Table Three summarizes the composition of the loan portfolio for the past five years as of December 31:

Table Three: Loan Portfolio Composition

In thousands	2004	2003	2002	2001	2000
Commercial	$ 261,408	$ 236,836	$ 224,840	$ 199,761	$ 171,631
Real Estate:
Construction	61,366	46,266	74,214	85,314	57,780
Other	594,507	489,213	433,921	306,622	234,890
Consumer	15,463	11,540	13,414	15,653	9,840
Deferred Loan Fees	(1,228)	(1,114)	(1,036)	(1,050)	(746)

Total Loans	931,516	782,741	745,353	606,300	473,395
Allowance for
Loan Losses	(16,270)	(16,590)	(15,235)	(11,753)	(9,371)

Total	$ 915,246	$ 766,151	$ 730,118	$ 594,547	$ 464,024

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

Commercial loans consist of credit lines for operating needs, loans for equipment purchases, working capital, and various other business loan products. Consumer loans include a range of traditional consumer loan products offered by the Company such as personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. The real estate construction loans are generally composed of commitments to customers within the Company’s service area for construction of both commercial properties and custom and semi-custom single family residences. Other real estate loans consist primarily of loans to the Company’s depositors secured by first trust deeds on commercial and residential properties typically with short-term maturities and original loan to value ratios not exceeding 75%. Approximately $428 million of Other real estate loans are secured by nonfarm, nonresidential properties and $75 million are secured by one-to-four family residential properties. In general, except in the case of loans with SBA guarantees, the Company does not make long-term mortgage loans; however, the Company has informal arrangements in place with mortgage lenders to assist customers in securing single-family mortgage financing.

Average net loans in 2004 were $795,743,000 representing an increase of $74,835,000 or 10.4% over 2003. Average net loans in 2003 were $720,908,000 representing an increase of $65,847,000 or 10.1% over 2002.

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

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $752 million at December 31, 2004. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, an appropriate allowance for probable losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general/local economic conditions could adversely affect the Company’s future prospects and results of operations.

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flows or from proceeds from the sale of selected assets of the borrowers. The Company’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means. Loan losses from lending transactions related to real estate and agriculture compare favorably with the Company’s loan losses on its loan portfolio as a whole.

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

Table Four: Non-Performing Loans

In thousands	2004	2003	2002	2001	2000
Past due 90 days or more and still accruing:
Commercial	$ --	$ --	$ --	$ 68	$ 215
Real estate	--	--	--	--	10
Consumer and other	--	--	5	12	5

	--	--	5	80	230

Nonaccrual:
Commercial	102	626	272	702	329
Real estate	--	8,973	598	592	--
Consumer and other	--	7	--	--	--

	102	9,606	870	1,294	329

Restructured (in compliance with modified
terms)- Commercial	733	835	933	955	1,010

Total	$ 835	$10,441	$1,808	$2,329	$1,569

Interest due but excluded from interest income on nonaccrual loans was approximately $10,000 in 2004, $650,000 in 2003 and $24,000 in 2002. The large increase in 2003 resulted from placing the loans for a commercial/retail redevelopment project in the City of King on nonaccrual status. In 2004, the Company recorded less than $500 in interest income from payments received on nonaccrual loans as compared to $73,000 and $40,000 in 2003 and 2002, respectively.

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

At December 31, 2004, the recorded investment in loans that are considered impaired was $835,000 of which $102,000 is included in nonaccrual loans, and $733,000 is included in restructured loans above. At December 31, 2003, the recorded investment in loans that were considered impaired was $10,694,000 of which $9,606,000 is included in nonaccrual loans, and $835,000 is included in restructured loans above. Such impaired loans had a valuation allowance of $323,000 and $2,516,000, in 2004 and 2003, respectively. The average recorded investment in impaired loans during 2004 and 2003 was $978,000 and $11,918,000, respectively. The Company recognized interest income on impaired loans of $56,000, $244,000 and $143,000 in 2004, 2003 and 2002, respectively (including interest income of $56,000, in 2004 $69,000 in 2003 and $66,000 in 2002 on restructured loans).

There were no troubled debt restructurings or loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 2004. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

Other Real Estate Owned

The Company held no real estate acquired by foreclosure at December 31, 2004 or 2003.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses in the loan portfolio. The allowance is based on our regular assessments of the probable estimated losses inherent in the loan portfolio. Determining the adequacy of the allowance is a matter of careful judgment, which reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated reserve. The unallocated reserve contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances.

Formula allowances for loans and credit accommodations are calculated by applying loss factors to disbursed loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance for loans. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. At December 31, 2004, the formula allowance for loans was $11,620,000 compared to $12,236,000 at December 31, 2003. The decrease in the formula allowance reflects a reduction in the factor applied to unsecured loans graded as special mention and the transfer of $549,000 related to reserve for loan commitments to other liabilities offset in part by reserves for a $9.4 million increase in balances of supervised loans.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At December 31, 2004, the specific allowance was $2,671,000 on a loan base of $23,085,000 compared to a specific allowance of $3,059,000 on a loan base of $40,545,000 at December 31, 2003. The decrease in the specific allowance in 2004 was the result of a reduction in the total loan balances subject to a specific reserve offset in part by loans requiring a higher reserve amount.

The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At December 31, 2004, the unallocated allowance was $1,979,000 compared to $1,294,000 at December 31, 2003. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

There can be no assurance that the adverse impact of any of these conditions on the Company will not be in excess of the unallocated allowance as determined by management at December 31, 2004 and set forth in the preceding paragraph.

The allowance for loan losses totaled $16,270,000 or 1.75% of total loans at December 31, 2004 compared to $16,590,000 or 2.12% at December 31, 2003. At those two dates, the allowance represented 1949 percent and 159 percent of nonperforming loans.

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

Table Five summarizes, for the years indicated, the activity in the allowance for loan losses.

Table Five: Allowance for Loan Losses

In thousands (except percentages)	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00
Average loans outstanding	$ 813,485	$ 737,644	$ 669,104	$ 523,862	$ 424,891

Allowance for possible loan losses at beginning of period:	$ 16,590	$ 15,235	$ 11,753	$ 9,371	$ 5,596
Loans charged off:
Commercial	(76)	(285)	(53)	(349)	(273)
Real estate	(3,386)	(21)	(219)	(2)	--
Consumer	(67)	(167)	(81)	(79)	(119)

	(3,529)	(473)	(353)	(430)	(392)

Recoveries of loans previously charged off:
Commercial	120	268	214	162	170
Real estate	--	55	--	--	--
Consumer	48	30	37	15	14

	168	353	251	177	184

Net loans charged off	(3,361)	(120)	(102)	(253)	(208)
Provision for loan losses charged to operating expenses	3,590	1,475	3,584	2,635	3,983
Transfer of reserve for loan commitments	(549)	--	--	--	--

Allowance for possible loan losses at end of period	$ 16,270	$ 16,590	$ 15,235	$ 11,753	$ 9,371

Ratio of net charge-offs to average loans outstanding	0.41%	0.02%	0.02%	0.05%	0.05%
Provision of allowance for possible loan losses to average loans outstanding	0.44%	0.20%	0.54%	0.50%	0.94%
Allowance for possible loan losses to loans net of deferred fees at year end	1.75%	2.12%	2.04%	1.94%	1.98%

As part of its loan review process, management has allocated the overall allowance based on specific identified problem loans and historical loss data. Table Six summarizes the allocation of the allowance for loan losses at December 31, 2004 and 2003.

Table Six: Allowance for Loan Losses by Loan Category

	December 31, 2004		December 31, 2003
In thousands (except percentages)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$ 4,479	28%	$ 6,485	30%
Real estate	9,883	70%	8,199	69%
Consumer	478	2%	612	1%
Transfer of reserve for loan commitments	(549)	--	--	--

Total allocated	14,291	100%	15,296	100%
Total unallocated	1,979		1,294

Total	$ 16,270		$16,590

Deposits

At December 31, 2004, deposits were $1,051,368,000 up $113,258,000 (12.1%) from $938,110,000 at the end of 2003. All categories of deposits grew during 2004, with interest bearing demand deposits attaining growth of $27,975,000 and the highest percentage growth of 24.7%. Savings deposits increased $26,709,000 (11.5%) to $259,319,000. Time certificates of deposit increased $36,310,000 (13.4%) to $306,615,000 at year-end. Noninterest bearing demand deposits increased $22,267,000 (6.9%) to $344,244,000.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Company’s primary capital resource is shareholders’ equity, which increased $11,521,000 or 12.9% from the previous year-end. The Company’s ratio of total risk-based capital to risk-adjusted assets was 11.2% at December 31, 2004 compared to 11.6% at December 31, 2003. Tier 1 risk-based capital to risk-adjusted assets for the Company was 10.0% at December 31, 2004, compared to 10.4% at December 31, 2003. The capital ratios are slightly lower in 2004 compared to 2003 as the growth in risked-based assets grew at a slightly higher rate than the level of regulatory capital.

The following table shows the Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 as well as the minimum capital ratios to be categorized as “well capitalized” under the regulatory framework:

Table Seven: Capital Ratios

	Actual:		Minimum Capital Requirements:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
In thousands (except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Company	$113,111	11.2%	$80,589	8.0%	N/A
Community Bank	105,234	10.6%	79,809	8.0%	$99,762	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Company	100,473	10.0%	40,295	4.0%	N/A
Community Bank	92,716	9.3%	39,905	4.0%	59,857	6.0%
Tier 1 Capital (to Average Assets)
Company	100,473	9.1%	44,365	4.0%	N/A
Community Bank	92,716	8.4%	44,105	4.0%	55,132	5.0%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Company	$ 99,038	11.6%	$68,120	8.0%	N/A
Community Bank	92,172	10.9%	67,420	8.0%	$84,276	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Company	88,321	10.4%	34,060	4.0%	N/A
Community Bank	81,563	9.7%	33,710	4.0%	50,565	6.0%
Tier 1 Capital (to Average Assets)
Company	88,321	9.0%	39,314	4.0%	N/A
Community Bank	81,563	8.4%	39,064	4.0%	48,830	5.0%

See the discussion of capital requirements in “Supervision and Regulation” and in Footnote 13 — Regulatory Matters in the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Company to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company’s capital adequacy because loan growth in inflationary periods can increase faster than the corresponding rate that capital grows through retention of earnings the Company generates in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company’s operating expenses. Inflation did not have a material effect upon the Company’s results of operations during the year 2004.

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

The Company’s 2005 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2004 balances.

The following table summarizes the effect on net interest income of three rate scenarios as measured against a most likely rate scenario.

Table Eight: Interest Rate Risk Simulation of Net Interest Income as of December 31, 2004

In thousands	Estimated Impact on 2005 Net Interest Income
Variation from flat rate scenario
Most likely rates	$ 1,803
Declining rates	(4,331)
Rising rates	3,355

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

The Company also estimates rate risk through the use of rate shock analysis. The model calculates both the percent and dollar changes in net interest income (NII) and market value of equity (MVE) projected to occur should the yield curve instantaneously shift up or down in a parallel fashion from its beginning position. MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. In the rate shock analysis, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include the flat rate scenario described above, and six additional rate shock scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These rate shock scenarios assume that interest rates increase or decrease immediately and remain at the new level in the future. The Company measures the volatility of these benchmarks using a twelve-month time horizon. Using the December 31, 2004 balance sheet as the base for the simulation, the following table summarizes the effect on net interest income of a +300 and -200 basis point change in interest rates. Due to the current low level of interest rates, the potential for interest bearing deposit accounts to respond to changes in projected rates is limited, therefore calculations for rate decreases greater than 200 bp are misleading and have not been presented.

Table Nine: Interest Rate Risk Simulation of NII as of December 31, 2004

In thousands (except percentages)	% Change in NII from Current 12 Mo. Horizon	Change in NII from Current 12 Mo. Horizon
+ 200bp	13%	$ 6,672
+ 100bp	7%	3,340
- 100bp	(8%)	(3,881)
- 200bp	(16%)	(8,138)

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

Table Ten: Interest Rate Sensitivity – December 31, 2004

Assets and Liabilities which Mature or Reprice: (In thousands)	Immediately	Next Day and Within Three Months	Over Three Months and Within One Year	Over one and Within Five Years	Over Five Years	Total
Interest earning assets:
Investments	$ --	$ 5,129	$ 3,838	$111,738	$ 48,446	169,151
Loans, excluding nonaccrual loans and overdrafts	10,552	551,147	61,187	248,564	58,186	929,636

Total	$ 10,552	$556,276	$ 65,025	$360,302	$106,632	$1,098,787

Interest bearing liabilities:
Interest bearing demand	$ 141,190	$ --	$ --	$ --	$ --	$ 141,190
Savings	259,319	--	--	--	--	259,319
Time certificates	--	82,336	173,858	50,155	266	306,615
Other Borrowings	--	21	1,266	2,484	623	4,394

Total	$ 400,509	$ 82,357	$ 175,124	$ 52,639	$ 889	$ 711,518

Interest rate sensitivity gap	$(389,957)	$473,919	$(110,099)	$307,663	$105,743
Cumulative interest rate sensitivity gap	$(389,957)	$ 83,962	$(26,137)	$281,526	$387,269

December 31, 2003
Interest rate sensitivity gap	$(326,791)	$427,203	$(106,384)	$237,897	$ 74,681
Cumulative interest rate sensitivity gap	$(326,791)	$100,412	$ (5,972)	$231,925	$306,606

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at December 31, 2004, were approximately $262,949,000 and $14,076,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) and saleable SBA loans. On December 31, 2004, consolidated liquid assets totaled $158.6 million or 13.6% of total assets as compared to $208.3 million or 20.0% of total consolidated assets on December 31, 2003. The decrease in liquidity in 2004 is attributable to a $27,000,000 increase in pledged securities to support public deposits and loan growth exceeding deposit growth. In addition to liquid assets, the Company maintains short-term lines of credit with correspondent banks and has several agreements in place for obtaining brokered certificates of deposit. At December 31, 2004, the Company had $90,000,000 available under the credit lines and by policy could have negotiated for up to $116,466,000 in brokered CD’s. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Liquidity is affected by portfolio maturities as well as the effect interest rate fluctuations have on the market values of both assets and liabilities. The Company holds all of its investment securities in the available-for-sale category. This enables the Company to sell any of its unpledged securities to meet liquidity needs. In periods of rising interest rates, such as experienced throughout most of 1999 and the first half of 2000, bond prices decreased, which resulted in large unrealized losses within the Company’s investment portfolio. Unrealized losses limit the Company’s ability to sell these securities to provide liquidity without realizing those losses. As a means for providing liquidity from the investment portfolio when there are unrealized losses, the Company has a master repurchase agreement with a correspondent bank. Such a repurchase agreement allows the Company to pledge securities as collateral for borrowings to obtain liquidity without having to sell a security at a loss. In a declining interest rate environment such as experienced in 2002 and 2003, as bond prices increase, liquidity is more easily obtained through security sales. Rising interest rates in 2005 could adversely impact the Company’s ability to sell securities to provide for liquidity.

The contractual obligations of the Company, summarized by type of obligation and payment due date, are set forth in Table Eleven.

Table Eleven: Contractual Obligations — December 31, 2004

In thousands	Long-term Debt Payments	Operating Lease Obligations
2005	$1,287	$1,122
2006	92	1,046
2007	99	759
2008	1,340	461
2009	953	302
Thereafter	622	688

Total	$4,393	$4,378

In addition to those obligations listed above, in the normal course of business the Company will make cash distributions for the payment of interest on interest bearing deposit accounts and the payment of quarterly tax estimates. At December 31, 2004, the Company had a recorded obligation of $1,562,000 for its executive salary continuation plan.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in Table Twelve. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Table Twelve: Certificates of Deposit in Denominations of $100,000 or More

In thousands	December 31, 2004
Three months or less	$ 65,548
Over three months through six months	41,605
Over six months through twelve months	96,593
Over twelve months	39,700

Total	$243,446

Loan demand also affects the Company’s liquidity position. Table Thirteen presents the maturities of loans for the period indicated.

Table Thirteen: Loan Maturities — December 31, 2004

In thousands	One year or less	One year through five years	Over five years	Total
Commercial	$151,693	$ 79,826	$ 29,889	$261,408
Real estate - constructi	53,998	4,368	3,000	61,366
Real estate - other	54,830	173,143	366,534	594,507
Consumer	8,763	4,820	1,880	15,463

Total	$269,284	$262,157	$401,303	$932,744

The maturity distribution and yields of the investment portfolios (on a taxable equivalent basis) are presented in Table Fourteen:

Table Fourteen: Securities Maturities and Weighted Average Yields

	December 31, 2004		December 31, 2004
In thousands (except percentages)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available for sale securities:
U.S. Treasury and agency securities
Maturing within 1 year	$ 198	1.95%	$ 101	0.97%
Maturing after 1 year but within 5 years	13,879	2.83%	14,050	2.96%
Maturing after 5 years but within 10 years	19,283	3.55%	18,332	3.59%
Maturing after 10 years	77,934	4.24%	57,785	3.99%
State and Political Subdivision
Maturing within 1 year	369	4.00%	--	--
Maturing after 1 year but within 5 years	5,701	4.20%	4,638	3.97%
Maturing after 5 year but within 10 Years	36,082	4.23%	31,192	4.43%
Maturing after 10 years	15,705	4.60%	14,995	4.85%
Corporate Debt Securities
Maturing after 10 years	--	--	11,267	1.96%

Total investment securities	$169,151	4.07%	$152,360	3.86%

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

As of December 31, 2004, commitments to extend credit were the only financial instruments with off-balance sheet risk. These instruments are created in the normal course of business and are consistent with practices in the banking industry. These off balance sheet loan commitments are taken into consideration in the calculation of risk-weighted assets, so their potential impact on capital is analyzed on an on-going basis. At December 31, 2004, the Company had loan and letter of credit commitments of $277,026,000, (NOTE 11) an increase of $48,661,000 from $228,365,00 at December 31, 2003. The commitments represent 29.7% of total loans at year-end 2004 versus 29.1% a year ago. The majority of the commitments have a maturity of one year or less. Commitments for home equity lines of credit totaling $45,712,000, which have a ten-year maturity, are the single largest category of commitments exceeding a one-year maturity. The Company has not entered into any contracts for freestanding financial derivative instruments such as futures, swaps, options etc.

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

At year-end 2004, the fair values calculated on the Company’s assets were 1.3% above the carrying values versus 1.9% above the carrying values at year-end 2003.

Other Matters

The terrorist actions on September 11, 2001 and the threat of terror thereafter combined with the war with Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company’s market areas. Such continued economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company’s stock price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is contained in the Market Risk Management section of Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 43.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Central Coast Bancorp - Salinas, California

We have audited the accompanying consolidated balance sheets of Central Coast Bancorp and subsidiary (“the Company”) as of December 31, 2004 and 2003, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Central Coast Bancorp and subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2005

Consolidated Balance Sheets
Central Coast Bancorp and Subsidiary
In thousands (except share data)

December 31,	2004	2003
Assets
Cash and due from banks	$ 49,068	$ 54,446
Federal Funds sold	9,029	47,017

Total cash and equivalents	58,097	101,463
Available-for-sale securities at fair value	169,151	152,360
Loans:
Commercial	261,408	236,836
Real estate-construction	61,366	46,266
Real estate-other	594,507	489,213
Consumer	15,463	11,540
Deferred loan fees, net	(1,228)	(1,114)

Total loans	931,516	782,741
Allowance for loan losses	(16,270)	(16,590)

Net Loans	915,246	766,151

Premises and equipment, net	3,944	2,787
Accrued interest receivable and other assets	18,223	15,079

Total assets	$ 1,164,661	$ 1,037,840

Liabilities and Shareholders' Equity
Deposits:
Demand, noninterest bearing	$ 344,244	$ 321,980
Demand, interest bearing	141,190	113,215
Savings	259,319	232,610
Time	306,615	270,305

Total deposits	1,051,368	938,110
Accrued interest payable and other liabilities	12,177	10,135

Total liabilities	1,063,545	948,245

Commitments and contingencies (Notes 5 and 12)
Shareholders’ Equity:
Preferred stock-no par value; authorized
1,000,000 shares; none outstanding
Common stock - no par value; authorized 39,062,500 shares;
outstanding: 13,716,168 and 12,409,999 shares
at December 31, 2004 and 2003	85,034	66,860
Shares held in deferred compensation trust (600,899 and 513,988
shares at December 31, 2004 and 2003), net of deferred obligation	--	--
Retained earnings	15,439	21,502
Accumulated other comprehensive income (loss), net of taxes of
$456,000 in 2004 and $875,000 in 2003	643	1,233

Total shareholders' equity	101,116	89,595

Total liabilities and shareholders' equity	$ 1,164,661	$ 1,037,840

See notes to Consolidated Financial Statements

Consolidated Statements of Income Central Coast Bancorp and Subsidiary In thousands (except per share data)

Years Ended December 31,	2004	2003	2002
Interest Income
Loans (including fees)	$ 48,505	$ 43,924	$ 44,141
Investment securities	6,660	4,921	6,034
Federal Funds sold	153	303	255

Total interest income	55,318	49,148	50,430

Interest Expense
Interest on deposits	10,947	11,148	13,517
Other	331	418	438

Total interest expense	11,278	11,566	13,955

Net Interest Income	44,040	37,582	36,475
Provision for Loan Losses	(3,590)	(1,475)	(3,584)

Net Interest Income after
Provision for Loan Losses	40,450	36,107	32,891

Noninterest Income
Service charges on deposits	3,106	3,120	2,342
Other income	1,331	2,558	1,394

Total noninterest income	4,437	5,678	3,736

Noninterest Expenses
Salaries and benefits	14,717	13,506	12,129
Occupancy	2,791	2,555	1,997
Furniture and equipment	1,858	1,921	1,802
Other	5,949	5,828	4,568

Total noninterest expenses	25,315	23,810	20,496

Income Before Provision for Income Taxes	19,572	17,975	16,131
Provision for Income Taxes	6,771	6,406	5,603

Net Income	$ 12,801	$ 11,569	$ 10,528

Basic Earnings per Share	$ 0.94	$ 0.85	$ 0.77
Diluted Earnings per Share	$ 0.90	$ 0.81	$ 0.74

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
Central Coast Bancorp and Subsidiary
In thousands (except share data)

Years Ended December 31,	Common Stock	Retained	Accumulated Other Comprehensive
2004, 2003, and 2002	Shares	Amount	Earnings	Income (Loss)	Total
Balances, January 1, 2002	11,204,725	50,898	14,855	(417)	65,336
Net income	--	--	10,528	--	10,528
Changes in unrealized gains/losses
on securities available for sale,
net of taxes of $1,334,000	--	--	--	1,881	1,881
Reclassification adjustment for
gains included in income,
net of taxes of $42,000	--	--	--	(60)	(60)
Total comprehensive income	12,349
Stock options exercised	64,869	221	--	--	221
Tax benefit of stock options exercise	--	170	--	--	170

Balances, December 31, 2002	11,269,594	51,289	25,383	1,404	78,076

Net income	--	--	11,569	--	11,569
Changes in unrealized gains/losses
on securities available for sale,
net of taxes of $121,000	--	--	--	177	177
Reclassification adjustment for
gains included in income,
net of taxes of $242,000	--	--	--	(348)	(348)
Total comprehensive income	11,398
10% stock dividend	1,126,959	15,450	(15,450)	--	--
Stock options exercised	13,446	75	--	--	75
Tax benefit of stock options
exercised	--	46	--	--	46

Balances, December 31, 2003	12,409,999	66,860	21,502	1,233	89,595

Net income	--	--	12,801	--	12,801
Changes in unrealized gains/losses
on securities available for sale,
net of taxes of $511,000	--	--	--	(667)	(667)
Reclassification adjustment for
gains included in income,
net of taxes of $69,000	--	--	--	77	77
Total comprehensive income	12,211
10% stock dividend	1,240,999	18,864	(18,864)	--	--
Stock options exercised	241,160	1,111	--	--	1,111
Shares repurchased	(175,990)	(2,501)	--	--	(2,501)
Tax benefit of stock options exercise	--	700	--	--	700

Balances, December 31, 2004	13,716,168	$ 85,034	$ 15,439	$ 643	$ 101,116

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Central Coast Bancorp and Subsidiary

In thousands Years ended December 31,	2004	2003	2002
Cash Flows from Operations:
Net income	$ 12,801	$ 11,569	$ 10,528
Reconciliation of net income to net cash provided
by operating activities:
Provision for loan and credit losses	3,590	1,475	3,584
Depreciation	1,160	1,296	1,272
Amortization and accretion	781	966	782
Provision for deferred income taxes	155	(789)	(1,589)
Loss (gain) on sale of securities	130	(590)	(102)
Net (gain) loss on sale of equipment	(10)	(12)	17
Gain on other real estate owned	(54)	(52)	(79)
Increase in accrued interest receivable
and other assets	(2,899)	(942)	(308)
Increase (decrease) in accrued interest
payable and other liabilities	2,696	509	(920)
(Decrease) increase in deferred loan fees	114	78	(14)

Net cash provided by operations	18,464	13,508	13,171

Cash Flows from Investing Activities:
Proceeds from maturities of available-for-sale securities	22,814	87,029	119,594
Proceeds from sale of available-for-sale securities	17,456	19,183	16,714
Purchase of available-for-sale securities	(58,940)	(153,026)	(103,788)
Net increase in loans	(153,529)	(37,647)	(139,141)
Proceeds from sale of other real estate owned	889	426	670
Proceeds from sale of equipment	15	12	--
Purchases of equipment	(2,322)	(1,124)	(1,286)

Net cash used in investing activities	(173,617)	(85,147)	(107,237)

Cash Flows from Financing Activities:
Net increase in deposit accounts	113,258	111,608	101,640
Net increase (decrease) in other borrowings	(81)	(5,242)	3,575
Cash received for stock options exercised	1,111	121	221
Cash paid for shares repurchased	(2,501)	--	--

Net cash provided by financing activities	111,787	106,487	105,436

Net increase (decrease) in cash and equivalents	(43,366)	34,848	11,370
Cash and equivalents, beginning of year	101,463	66,615	55,245

Cash and equivalents, end of year	$ 58,097	$ 101,463	$ 66,615

Noncash Investing and Financing Activities:
Conversion of loans to OREO	$ 5,250	$ 2,761	$ 591
Loans made to facilitate sale of OREO	4,250	2,700	--
Stock exchanged for option exercise (see note 10)	177	--	263
Other Cash Flow Information:
Interest paid	$ 11,106	$ 11,714	$ 15,078
Income taxes paid	5,821	7,497	6,962

See Notes to Consolidated Financial Statements

Notes To Consolidated Financial Statements
Central Coast Bancorp and Subsidiary
Years ended December 31, 2004, 2003 and 2002

Note 1. Significant Accounting Policies and Operations. The consolidated financial statements include Central Coast Bancorp (the “Company”) and its wholly-owned subsidiary, Community Bank of Central California (the “Bank”). All material intercompany accounts and transactions are eliminated in consolidation. The accounting and reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The material estimate that is particularly susceptible to significant changes in the near term relates to the determination of the allowance for loan losses. Federal Home Loan Bank stock classified as an investment security in prior years has been reclassified to other assets to conform to the presentation for the current year.

Community Bank of Central California operates fourteen full service branch offices in Monterey, Santa Clara, Santa Cruz and San Benito Counties, serving small and medium sized business customers, as well as individuals. The Bank focuses on business loans and deposit services to customers throughout its service area.

Basis of presentation — Stock Split. On January 31, 2005 the Board of Directors declared a five-for-four (5/4) stock split, which was distributed on February 28, 2005. All share and per share data including stock option information have been retroactively adjusted to reflect the above split as well as the10% stock dividends in January 2004 and 2003.

Cash and Cash Equivalents consist of cash on hand, amounts due from banks and Federal Funds sold.

Investment securities are classified at the time of purchase into one of three categories: held-to-maturity, trading or available-for-sale. Investment securities classified as “held-to-maturity” are measured at amortized cost based on the Company’s positive intent and ability to hold such securities to maturity. “Trading securities” are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as “available-for-sale” and are measured at fair value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders’ equity until realized. Accretion of discounts and amortization of premiums arising at acquisition are included in income using methods approximating the effective interest method. Gains and losses on sales of investments, if any, are determined on a specific identification basis. At December 31, 2004 and 2003 all of the Company’s investments were classified as available-for-sale.

Loans are stated at the principal amount outstanding, reduced by the allowance for loan losses and deferred loan fees. Loan origination fees and certain direct loan origination costs are deferred and the net amount is recognized using the effective yield method, generally over the contractual life of the loan.

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

The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses in existing loans to extend credit, based on evaluations of collectibility, prior loss experience and other factors. The allowance is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. Recoveries of loans previously charged off are added back to the allowance. In evaluating the adequacy of the allowance, management considers numerous factors such as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated local economic conditions that may affect the borrowers’ ability to pay. On December 31, 2004, the Company transferred the allowance relating to off-balance sheet commitments of $549,000 from allowance for loan losses to other liabilities. Prior periods have not been restated. The reserve for loan commitments is established using methodology similar to that used for the allowance for loan losses discussed above.

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

Other borrowed funds consist of $4,393,000 borrowed from the Federal Home Loan Bank collateralized by certain real estate loans and investment securities and are included in other liabilities. Other borrowed funds mature as follows: $1.3 million, 0.1 million, 0.1 million, 1.3 million, 0.9 million and 0.6 million in 2005, 2006, 2007, 2008 2009 and thereafter, respectively.

Stock compensation. The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, four years following vesting for 2004, 2003 and 2002; average stock volatility of 16.8% for 2004, 16.1% for 2003 and 16.0% for 2002; risk free interest rates ranging from 3.08% to 4.35% for 2004, 2.77% to 6.57% for 2003 and 2.92% to 6.57% for 2002; and no dividends during the expected term for 2004, 2003 and 2002. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted-average grant-date fair value of options granted during the year was $3.54, $2.93 and $3.47 for the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 is as follows.

In thousands (except per share data) Years Ended December 31,	2004	2003	2002
Net Income - As Reported	$ 12,801	$ 11,569	$ 10,528
Compensation expense from amortization of fair
value of stock awards	(1,331)	(437)	(150)
Taxes on compensation expense	546	179	64

Pro Forma Net Income	$ 12,016	$ 11,311	$ 10,442

Basic Earnings per Share - As Reported	$ 0.94	$ 0.85	$ 0.77
Pro Forma Basic Earnings per Share	$ 0.88	$ 0.83	$ 0.77
Diluted Earnings per Share - As Reported	$ 0.90	$ 0.81	$ 0.74
Pro Forma Diluted Earnings per Share	$ 0.84	$ 0.80	$ 0.74

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

Derivative Instruments and hedging activities. The Company did not enter into freestanding derivative contracts and was not involved in any hedging activities and did not identify any embedded derivatives requiring bifurcation and separate valuation during 2004, 2003 or 2002.

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

Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share–Based Payment. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS Statement No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement is effective for interim periods beginning after June 15, 2005 and requires adoption using a modified prospective application or a modified retrospective application. The Company has not yet concluded on the method of adoption allowed by the Statement and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations. Disclosure required under SFAS No. 123 is shown in Note 1 to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (VIE), and when the assets, liabilities, noncontrolling interests and result of operations of a VIE need to be included in a company’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack a controlling financial interest or they have voting rights that are not proportionate to their economic interest. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.

In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R clarifies that only the holder of a variable interest can ever be a VIE’s primary beneficiary. FIN 46R delays the effective date of FIN 46 for all entities created subsequent to January 31, 2003 and non-SPE’s (special-purpose entities) created prior to February 1, 2003 to reporting periods ending after March 15, 2004. Entities created prior to February 1, 2004 and defined as SPE’s must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46R by the first reporting period ending after December 15, 2003. As of December 31, 2004 and 2003, the Company does not have any VIE’s for which this interpretation would require consolidation.

In March 2004, the EITF reached consensus on certain incremental issues related to Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 establishes a three-step model to determine whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses that have not been recognized as other-than-temporary impairment and the aggregate carrying amount and fair value evaluation of cost method investments. EITF Issue No. 03-1 is effective for interim periods beginning after June 15, 2004, however certain guidance contained in the EITF has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Company adopted the disclosure provisions of EITF Issue No. 03-1 for investments carried at cost at December 31, 2004. At adoption, there was no impact on the Company’s financial position or statement of operations.

In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP establishes accounting standards for discounts on purchased loans when the discount is attributable to credit quality. The SOP requires that the loan discount, rather than contractual amounts, establishes the investor’s estimate of undiscounted expected future principal and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective for loans acquired in years beginning after December 15, 2004. Since this SOP applies only to transfers after 2004, this Statement will have no impact on the Company’s financial position or results of operation at adoption.

Note 2. Cash and Due from Banks. The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. For the period including December 31, 2004, the Company maintained reserves of approximately $2,671,000 in the form of vault cash and balances at the Federal Reserve to satisfy regulatory requirements of $1,978,000. As of December 31, 2004 and 2003, the Company held interest bearing deposits in other institutions of $108,000 and $107,000, respectively.

Note 3. Securities. The Company's investment securities portfolio as of December 31, 2004 and 2003 consisted of the following:

In thousands	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2004
Available for sale securities:
U.S. Treasury and Agency Securities	$112,299	$ 172	$1,174	$111,297
State & Political Subdivision	55,753	2,259	158	57,854
Total investment securities	$168,052	$2,431	$1,332	$169,151

December 31, 2003
Available for sale securities:
U.S. Treasury and Agency Securities	$ 90,405	$ 507	$ 644	$ 90,268
State & Political Subdivision	48,281	2,605	61	50,825
Corporate Debt Securities	11,565	--	298	11,267

Total investment securities	$150,251	$3,112	$1,003	$152,360

As of December 31, 2004, unrealized losses on securities were comprised of the following:
	Less Than 12 Months		More Than 12 Months		Total
In thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale securities:
U.S. Treasury and Agency Securities	$69,572	$687	$23,589	$487	$93,161	$1,174
State & Political Subdivision	4,948	86	1,233	72	6,181	158

Total investment securities	$74,520	$773	$24,822	$559	$99,342	$1,332

At December 31, 2004, the Company held 147 securities, of which 24 had fair values below amortized cost. Of these 24 securities, 6 securities have been carried with an unrealized loss for over 12 consecutive months.  The lower fair values are due to current interest rates being greater at December 31, 2004.  No security has sustained an other than temporary loss of value due to a downgrade in credit ratings.  All principal is expected to be paid when the security matures or is called by the issuer.  The lower fair values are considered temporary and not a permanent impairment.

The amortized cost and estimated fair value of debt securities at December 31, 2004, based on contractual maturities, are shown in the next table. Projected maturities may differ from contractual maturities when issuers have the right to call or prepay obligations with or without call or prepayment penalties.

In thousands	Amortized Cost	Fair Value
Available for sale securities:
Maturing within 1 year	$ 564	$ 567
Maturing after 1 year but within 5 years	19,348	19,580
Maturing after 5 years but within 10 years	54,649	55,365
Maturing after 10 years	93,491	93,639

Total investment securities	$168,052	$169,151

At December 31, 2004 and 2003, securities with a fair value of $125,001,000 and $89,968,000 were pledged as collateral for deposits of public funds and other purposes as required by law or contract.

In 2004, security sales resulted in gross realized losses of $133,000 and gross realized gains of $3,000. In 2003, security sales resulted in gross realized losses of $21,000 and gross realized gains of $611,000. In 2002, security sales resulted in gross realized losses of $23,000 and gross realized gains of $125,000.

Note 4. Loans and allowance for loan losses. The Company’s business is concentrated in Monterey County, California whose economy is highly dependent on the agricultural industry. As a result, the Company lends money to individuals and companies dependent upon the agricultural industry. In addition, the Company has significant extensions of credit and commitments to extend credit which are secured by real estate, the ultimate recovery of which is generally dependent on the successful operation, sale or refinancing of real estate, totaling approximately $752,000,000. The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, appropriate reserves for losses are provided. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

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

The activity in the allowance for loan losses is summarized as follows:

In thousands	2004	2003	2002
Balance, beginning of year	$ 16,590	$ 15,235	$ 11,753
Provision charged to expense	3,590	1,475	3,584
Loans charged off	(3,529)	(473)	(353)
Recoveries	168	353	251
Transfer of reserve for loan commitmen	(549)	--	--

Balance, end of year	$ 16,270	$ 16,590	$ 15,235

In determining the provision for estimated losses related to specific major loans, management evaluates the allowance on an individual loan basis, including an analysis of the credit worthiness, cash flows and financial status of the borrower, and the condition and the estimated value of the collateral. Specific valuation allowances for secured loans are determined by the excess of recorded investment in the loan over the fair market value or net realizable value where appropriate, of the collateral. In determining overall level of allowances to be maintained and the loan loss allowance ratio, management uses a formula allowance calculated by applying loss factors to outstanding loans and certain unused commitments and an unallocated allowance for amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the specific and formula allowances. In determining these allowances, management evaluates many factors including prevailing and forecasted economic conditions, regular reviews of the quality of loans, industry experience, historical loss experience, composition and geographic concentrations of the loan portfolio, the borrowers’ ability to repay and repayment performance and estimated collateral values.

At December 31, 2004 the Company transferred $549,000 to other liabilities as a reserve for commitments. The Company applies the same allowance for loan losses methodology to determine the reserve for commitments.

Management believes that the allowance for loan losses at December 31, 2004 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Non-performing loans at December 31 are summarized below:

In thousands	2004	2003
Past due 90 days or more and still accruing:
Real estate	$ --	$ --
Commercial	--	--
Consumer and other	--	--

	--	--

Nonaccrual:
Real estate	--	8,973
Commercial	102	626
Consumer and other	--	7

	102	9,606

Restructured (in compliance with modified
terms) - Commercial	733	835

Total nonperforming loans	$ 835	$10,441

Interest due but excluded from interest income on nonaccrual loans was approximately $10,000 in 2004, $650,000 in 2003 and $24,000 in 2002. Interest income recognized from payments received on nonaccrual loans was $400, $73,000 and $40,000 in 2004, 2003 and 2002, respectively.

At December 31, 2004, the recorded investment in loans that are considered impaired under SFAS No. 114 was $835,000 of which $102,000 is included as nonaccrual loans above, and $733,000 is included as restructured loans above. At December 31, 2003, the recorded investment in loans that was considered impaired under SFAS No. 114 was $10,694,000 of which $9,606,000 is included as nonaccrual loans above, and $835,000 is included as restructured loans above. Such impaired loans had valuation allowances totaling $323,000 and $2,516,000, in 2004 and 2003, respectively, based on the estimated fair values of the collateral and discounted cash flow analysis. The average recorded investment in impaired loans during 2004 and 2003 was $978,000 and $11,918,000, respectively. The Company recognized interest income on impaired loans of $56,000, $244,000 and $143,000 in 2004, 2003 and 2002, respectively (including interest income of $56,000, $69,000 and $66,000 in 2004, 2003 and 2002 on restructured loans). At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The Company held no real estate acquired by foreclosure at December 31, 2004 or 2003.

Note 5. Premises and equipment. Premises and equipment owned by the Company at December 31 are summarized as follows:

In thousands	2004	2003
Land	$ 121	$ 121
Building	300	300
Furniture and equipment	9,526	7,889
Leasehold improvement	3,395	2,893

	13,342	11,203
Accumulated depreciation and amortization	(9,398)	(8,416)

Premises and equipment, net	$ 3,944	$ 2,787

The Company also leases facilities under agreements that expire in April 2006 through December 2013 with options to extend for three to fifteen years. These include two facilities leased from shareholders at terms and conditions which management believes are consistent with the market. Rental rates are adjusted annually for changes in certain economic indices. Rental expense was approximately $1,126,000, $1,075,000 and $793,000 in 2004, 2003 and 2002 respectively. The minimum annual rental commitments under these leases are as follows:

In thousands	Operating Leases
2005	1,122
2006	1,046
2007	759
2008	461
2009	302
Thereafter	688

Total	$4,378

Note 6. Time Deposits Greater than $100,000. The maturity distribution of certificates of deposit in denominations of $100,000 or more is as follows:
In thousands	December 31, 2004
Three months or less	$ 65,548
Over three months through six months	41,605
Over six months through twelve months	96,593
Over twelve months	39,700

Total	$243,446

Note 7. Income Taxes. The provision for income taxes is as follows:
In thousands	2004	2003	2002
Current:
Federal	$4,617	$ 5,065	$ 5,063
State	1,999	2,130	2,129

Total	6,616	7,195	7,192

Deferred:
Federal	86	(559)	(1,120)
State	69	(230)	(469)

Total	155	(789)	(1,589)

Total	$6,771	$ 6,406	$ 5,603

A reconciliation of the Federal income tax rate to the effective tax rate is as follows:
	2004	2003	2002
Statutory Federal income tax r	35.0%	35.0%	35.0%
State income taxes (net of
Federal income tax benefit)	6.9%	7.0%	6.8%
Tax exempt interest income	(5.9%)	(6.2%)	(6.7%)
Other	(1.4%)	(0.1%)	(0.4%)

Effective tax rate	34.6%	35.7%	34.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:
In thousands	2004	2003
Deferred tax assets:
Provision for loan losses	$ 7,710	$ 7,439
Unrealized (gain) loss on available for sale securities	(456)	(875)
Salary continuation plan	1,179	986
Depreciation and amortization	5	(87)
State income taxes	(100)	(19)
Excess serving rights	7	7
Interest on nonaccrual loans	9	310
Other	(59)	270

Net deferred tax asset	$ 8,295	$ 8,031

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

Note 8. Other Noninterest Expense. Other expense for the years ended December 31, 2004, 2003 and 2002 consists of the following:

In thousands	2004	2003	2002
Professional fees	$1,297	$1,023	$ 540
Marketing	843	588	565
Customer expenses	625	604	526
Stationary and supplies	424	398	370
Shareholder and director	353	280	245
Data processing	287	259	268
Dues and assessments	236	246	245
Insurance	221	222	226
Amortization of intangibles	41	257	257
Other real estate operating expenses	1	674	--
Other	1,621	1,277	1,326

Total	$5,949	$5,828	$4,568

Note 9. Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period, as adjusted to give effect to all stock splits and dividends. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock. There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows:

In thousands (except per share data)	2004	2003	2002
Basic Earnings Per Share
Net income	$12,801	$11,569	$10,528
Weighted average common shares outstanding	13,611	13,640	13,610

Basic earnings per share	$ 0.94	$ 0.85	$ 0.77

Diluted Earnings Per Share
Net Income	$12,801	$11,569	$10,528
Weighted average common shares outstanding	13,611	13,640	13,610
Dilutive effect of outstanding options	685	613	633

Weighted average common shares outstanding - Diluted	14,296	14,253	14,243

Diluted earnings per share	$ 0.90	$ 0.81	$ 0.74

There were 76,000, 823 and 7,500 option shares in 2004, 2003 and 2002, respectively, considered to be antidilutive and therefore omitted from the above calculations of diluted earnings per share.

Note 10. Employee Benefit Plans. The Company has two stock option plans under which incentive stock options or nonqualified stock options have been granted to certain key employees or directors to purchase shares of common stock. All stock option information has been adjusted to give effect to all stock splits and dividends. Options are granted at a price not less than the fair market value of the common stock on the date of grant. Options vest over various periods not in excess of ten years from date of grant and expire not more than ten years from date of grant. As of December 31, 2004, 1,991,250 shares are available for future grants under the plans.

Activity under the stock option plans is as follows:

	Shares	Weighted Average Exercise Price
Balances, January 1, 2002
1,288,692 exercisable at a weighted average exercise price of $4.69	1,548,676	$ 3.83
Granted (weighted average fair value $3.47 per share)	15,125	13.13
Expired	(3,466)	10.58
Exercised	(98,703)	3.84

Balances, December 31, 2002
1,325,174 exercisable at a weighted average exercise price of $4.98	1,461,632	5.31
Granted (weighted average fair value $2.93 per share)	252,862	12.07
Exercised	(14,792)	4.24

Balances, December 31, 2003
1,434,235 exercisable at a weighted average exercise price of $5.24	1,699,702	6.30
Granted (weighted average fair value $3.54 per share)	321,800	16.31
Expired	(1,741)	12.16
Exercised	(251,998)	5.11

Balances, December 31, 2004
1,570,513 exercisable at a weighted average exercise price of $7.78	1,767,763	$ 8.28

Additional information regarding options outstanding as of December 31, 2004 is as follows:
			Options Oustatnding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2	.70 -	3.52	212,795	0.5	$ 2.90	212,795	$ 2.90
4	.29 -	4.56	496,241	1.9	4.30	496,241	4.30
6	.73 -	8.66	481,868	4.5	7.61	481,868	7.61
10	.50 -	13.13	274,359	8.4	12.06	98,359	12.01
13	.92 -	16.46	302,500	9.7	16.30	281,250	16.46

$ 2	.70 -	16.46	1,767,763	4.8	$ 8.28	1,570,513	$ 7.78

401(k) Savings Plan

The Company has a 401(k) Savings Plan under which eligible employees may elect to make tax deferred contributions from their annual salary, to a maximum established annually by the IRS. The Company matches 25% of the employees’ contributions. The Company may make additional contributions to the plan at the discretion of the Board of Directors. All employees meeting age and service requirements are eligible to participate in the Plan. Company contributions vest after 3 years of service. Company contributions during 2004, 2003 and 2002, which are funded currently, totaled $162,000, $147,000 and $134,000, respectively.

Salary Continuation Plan

The Company has a salary continuation plan for three officers, which provides for a stated retirement benefit for each participant upon reaching age 63. The Company accrues such post-retirement benefits over the vesting periods (of five or ten years) based on a discount rate of 7.5%. In the event of a change in control of the Company, the officers’ benefits will fully vest. The Company recorded compensation expense of $118,000, $109,000 and $101,000 in 2004, 2003 and 2002. Accrued compensation payable under the salary continuation plan totaled $1,562,000 and $1,444,000 at December 31, 2004 and 2003.

Deferred Compensation Plan

The Company has a deferred compensation plan for the benefit of the Board of Directors and certain officers. In addition to the deferral of compensation, the plan allows participants the opportunity to defer taxable income derived from the exercise of stock options. The participant’s may, after making an election to defer receipt of the option shares for a specified period of time, use a “stock-for-stock” exercise to tender to the Company mature shares with a fair value equal to the exercise price of the stock options exercised. The Company simultaneously delivers new shares to the participant equal to the value of shares surrendered and the remaining shares under option are placed in a trust administered by a third- party trust company, to be distributed in accordance with the terms of each participant’s election to defer. In 2004, 10,838 shares were tendered under the plan. No shares were tendered under the plan in 2003 or 2002. At December 31, 2004, 600,899 shares (with a fair value of approximately $11,100,000) were held in the Deferred Compensation Trust.

Note 11. Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

	December 31, 2004		December 31, 2003
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and equivalents	$ 58,097	$ 58,097	$101,463	$101,463
Securities	169,151	169,151	153,727	153,727
Loans, net	915,246	929,762	766,151	785,874
Financial Liabilities
Demand deposits	485,434	485,434	435,195	435,195
Time Deposits	306,615	331,080	270,305	296,067
Savings	259,319	259,319	113,215	113,215
Other borrowings	4,393	4,393	4,475	4,475

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

Off-balance sheet instruments — The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair values of such off-balance sheet instruments were not significant at December 31, 2004 and 2003, therefore, have not been included in the table above.

Note 12. Commitments and Contingencies. The Company is involved in certain legal actions arising from normal business activities. Except as discussed below, management believes the ultimate resolution of all other pending legal actions will not have a material effect on the financial statements.

At December 31, 2004, the Company had pending actions related to the City of King regarding a CD secured loan in the approximate amount of $4.4 million. The Company maintains that the CD was pledged as security for the loan, and the City disputes this claim. During 2003, the courts made a judgement in favor of the City regarding this CD, but the Company continues to hold the CD while appeals are being pursued. During the year, the Company charged off the outstanding balance of $3.3 million on this loan and no further loss, beyond the potential of legal fees, is anticipated. .

The outcome of the dispute regarding the CD secured loan discussed above continues to be uncertain at the present time; however, the Bank intends to vigorously defend its rights in respect of the certificate of deposit on appeal of the Judgment.

In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including loan commitments of approximately $262,949,000 and $219,963,000 at December 31, 2004 and 2003 and standby letters of credit and financial guarantees of $14,076,000 and $8,403,000 at December 31, 2004 and 2003.

Approximately $40,219,000 of loan commitments outstanding at December 31, 2004 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans. Many of these loan commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements.

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

Note 13. Related Party Loans. The Company makes loans to officers and directors and their associates subject to loan committee approval and ratification by the Board of Directors. These transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than normal risk of collectibility. An analysis of changes in related party loans for the year ended December 31, 2004 is as follows:

Beginning Balance	Additions	Repayments	Ending Balance
$2,846,000	$19,562,000	$11,278,000	$11,130,000

Committed lines of credit, undisbursed loans and standby letters of credit to directors and officers were approximately $8,151,000 and $6,114,000 at December 31, 2004 and 2003.

Note 14. Minimum Regulatory Capital Requirements. The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2003, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table shows the Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003:

	Actual:		Minimum Capital Requirements:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
In thousands (except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Company	$113,111	11.2%	$80,589	8.0%	N/A
Community Bank	105,234	10.6%	79,809	8.0%	$99,762	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Company	100,473	10.0%	40,295	4.0%	N/A
Community Bank	92,716	9.3%	39,905	4.0%	59,857	6.0%
Tier 1 Capital (to Average Assets)
Company	100,473	9.1%	44,365	4.0%	N/A
Community Bank	92,716	8.4%	44,105	4.0%	55,132	5.0%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Company	$ 99,038	11.6%	$68,120	8.0%	N/A
Community Bank	92,172	10.9%	67,420	8.0%	$84,276	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Company	88,321	10.4%	34,060	4.0%	N/A
Community Bank	81,563	9.7%	33,710	4.0%	50,565	6.0%
Tier 1 Capital (to Average Assets)
Company	88,321	9.0%	39,314	4.0%	N/A
Community Bank	81,563	8.4%	39,064	4.0%	48,830	5.0%

The ability of the Company to pay cash dividends in the future will largely depend upon the cash dividends paid to it by its subsidiary Bank. Under State and Federal law regulating banks, cash dividends declared by a Bank in any calendar year generally may not exceed its net income for the preceding three fiscal years, less distributions to the Company, or its retained earnings. Under these provisions, and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $33,044,000 as of December 31, 2004.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Bank is prohibited from lending to the Company unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank are limited to 10% of Bank shareholders’ equity, or a maximum of $9,336,000 at December 31, 2004. No such advances were made during 2004 or 2003.

Note 15. Central Coast Bancorp (Parent Company Only)

The condensed financial statements of Central Coast Bancorp follow (in thousands):

Condensed Balance Sheets

December 31,	2004	2003
Assets:
Cash - interest bearing account with Bank	$ 3,797	$ 3,541
Loans	3,270	3,612
Investment in Bank	93,360	82,837
Premises and equipment, net	1,868	1,127
Other Assets	1,944	1,903

Total assets	$104,239	$93,020

Liabilities and Shareholders' Equity
Liabilities	$ 3,123	$ 3,425
Shareholders' Equity	101,116	89,595

Total liabilities and shareholders' equity	$104,239	$93,020

Condensed Income Statements

Years ended December 31,	2004	2003	2002
Management fees	$ 10,844	$ 10,362	$10,164
Interest income	184	201	322
Other income	10	12	--
Cash dividends received from the Bank	2,000	--	--

Total income	13,038	10,575	10,486
Operating expenses	11,515	10,755	10,162

Income before income taxes and equity
in undistributed net income of Bank	1,523	(180)	324
Provision (credit) for income taxes	(165)	(64)	42
Equity in undistributed net income of Bank	11,113	11,685	10,246

Net income	12,801	11,569	10,528
Other comprehensive income (loss)	(590)	(171)	1,821

Total comprehensive income	$ 12,211	$ 11,398	$12,349

Condensed Statements of Cash Flows

Years ended December 31,	2004	2003	2002
Increase (decrease) in cash:
Operations:
Net income	$ 12,801	$ 11,569	$ 10,528
Adjustments to reconcile net
income to net cash provided
by operations:
Equity in undistributed net income of Bank	(11,113)	(11,685)	(10,246)
Depreciation	598	667	710
(Gain)loss on sale of equipment	(10)	(12)	8
(Increase) in other assets	(41)	(156)	(181)
Increase in liabilities	400	768	107

Net cash provided by operations	2,635	1,151	926

Investing Activities:
Contribution to subsidiary	--	--	(2,000)
Net (increase) decrease in loans	342	324	3,127
Proceeds from sale of equipment	15	12	--
Purchases of equipment	(1,344)	(652)	(686)

Net cash provided by (used in) investing activities	(987)	(316)	441

Financing Activities:
Stock repurchases	(2,501)	--	--
Stock options exercised	1,109	121	221

Net cash provided by (used in) financing activities	(1,392)	121	221

Net increase (decrease) in cash	256	956	1,588
Cash balance, beginning of year	3,541	2,585	997

Cash balance, end of year	$ 3,797	$ 3,541	$ 2,585

Note 16. Selected Quarterly Information (unaudited)

In thousands (except per share data)	2004				2003
Three months ended	Dec. 31	Sep. 30	June 30	Mar.31	Dec. 31	Sep. 30	June 30	Mar.31
Interest income	$15,295	$13,980	$13,250	$12,793	$12,471	$12,503	$12,028	$12,207
Interest expense	3,011	2,853	2,698	2,716	2,741	2,845	2,912	3,068

Net interest income	12,284	11,127	10,552	10,077	9,730	9,658	9,116	9,139
Provision for loan losses	2,050	885	590	65	545	630	300	--

Net interest income after
provision for loan losses	10,234	10,242	9,962	10,012	9,185	9,028	8,816	9,139
Total noninterest income	1,327	1,085	1,120	905	1,486	1,538	1,579	1,014
Total noninterest expenses	6,847	6,335	6,097	6,036	6,238	6,027	5,960	5,585

Income before taxes	4,714	4,992	4,985	4,881	4,433	4,539	4,435	4,568
Provision for income taxes	1,628	1,729	1,725	1,689	1,667	1,589	1,551	1,599

Net income	$3,086	$3,263	$3,260	$3,192	$2,766	$2,950	$2,884	$2,969

Per common share:
Basic earnings per share	$0.23	$0.24	$0.24	$0.23	$0.20	$0.22	$0.21	$0.22
Diluted earnings per share	$0.23	$0.22	$0.23	$0.22	$0.20	$0.20	$0.20	$0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A. CONTROLS AND PROCEDURES

(a) Management's Annual Report on Internal Control Over Financial Reporting as of and for the year ended December 31, 2004

(1) Management is responsible for establishing and maintaining effective internal control over financial reporting for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Federal Reserve Board instructions for the Y-Report. The internal control was designed to provide reasonable assurance to the management and Board of directors regarding the preparation and fair presentation of published financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

(2) Management assessed the Company’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Federal Reserve Board instructions for the Form FR Y-9C as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

(3) Based on this assessment using the COSO criteria, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2004.

(4) The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on management’s assessment of the registrant’s internal control over financial reporting. The registered public accounting firm report follows in Item 9 (b).

(b) Registered Public Accounting Firm Attestation Report on Management's Assessment of Internal Controls Over Financial Reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central Coast Bancorp
Salinas, California

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Central Coast Bancorp and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements.

San Francisco, California
February 28, 2005

(c) There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCPAL ACCOUNTANTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.	- Listed and included in Part II, Item 8.
(2)	Financial Statement Schedules.	- Not applicable.
(3)	Exhibits.

(2.1)		Agreement and Plan of Reorganization and Merger by and between Central Coast Bancorp, CCB Merger Company and Cypress Coast Bank dated as of December 5, 1995, incorporated by reference from Exhibit 99.1 to Form 8-K, filed with the Commission on December 7, 1995
(3.1)		Articles of Incorporation, as amended.
(3.2)		Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 8, 2004.
(4.1)		Specimen form of Central Coast Bancorp stock certificate, incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 1995.
(10.1)		Lease agreement dated December 12, 1994, related to 301 Main Street, Salinas, California incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 1995.
(10.2)		King City Branch Lease incorporated by reference from Exhibit 10.3 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on March 28, 1994.
(10.3)		Amendment to King City Branch Lease, incorporated by reference from Exhibit 10.4 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on March 28, 1994.
*(10.	4)	1994 Stock Option Plan, as amended and restated, incorporated by reference from Exhibit 9.9 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on November 15, 1996.
*(10.	5)	Form of Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.3 to Registration Statement on Form S-8, No. 33-89948, filed with Commission on November 15, 1996.
*(10.	6)	Form of Incentive Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.4 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on November 15, 1996.
*(10.	7)	Form of Director Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 4.5 to Registration Statement on Form S-8, No. 33-89948, filed with the Commission on November 15, 1996.
*(10.	8)	Form of Bank of Salinas Indemnification Agreement for directors and executive officers incorporated by reference from Exhibit 10.9 to Amendment No. 1 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on April 15, 1994.
*(10.	9)	401(k) Pension and Profit Sharing Plan Summary Plan Description incorporated by reference from Exhibit 10.8 to Registration Statement on Form S-4, No. 33-76972, filed with the Commission on March 28, 1994.
*(10.	10)	Form of Executive Employment Agreement incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1997.
*(10.	11)	Form of Executive Salary Continuation Agreement incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1997.
*(10.	12)	Form of Indemnification Agreement incorporated by reference from Exhibit D to the Proxy Statement filed with the Commission on September 3, 1996, in connection with Registrant's 1996 Annual Shareholders' Meeting held on September 23, 1996.
(10.13)		Purchase and Assumption Agreement for the Acquisition of Wells Fargo Bank Branches incorporated by reference from Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 1997.
(10.14)		Lease agreement dated November 27, 2001 related to 491 Tres Pinos Road, Hollister, California incorporated by reference from Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 2002.
(10.15)		Lease agreement dated February 11, 2002, related to 761 First Street, Gilroy, California incorporated by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 2002.
(10.16)		Lease agreement dated November 18, 2002, related to 439 Alvarado Street, Monterey, California incorporated by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 20, 2003.
(14.1)		Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 1, 2004.
(21.1)		The Registrant's only subsidiary is its wholly owned subsidiary, Community Bank of Central California.
(23.1)		Independent Auditors' Consent
(31.1)		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of Central Coast Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contracts, compensatory plans or arrangements.

An Annual Report for the fiscal year ended December 31, 2004, and Notice of Annual Meeting and Proxy Statement for the Company’s 2005 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission’s Rules and Regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL COAST BANCORP
Date: February 28, 2005	By: /s/ NICK VENTIMIGLIA

Nick Ventimiglia, Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2005	By: /s/ ROBERT STANBERRY

Robert Stanberry, Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Signature	Title	Date
/s/ C. EDWARD BOUTONNET	Director	2/28/05

(C. Edward Boutonnet)
/s/ DONALD D. CHAPIN	Director	2/28/05

(Donald D. Chapin)
/s/ BRADFORD G. CRANDALL	Director	2/28/05

(Bradford G. Crandall)
/s/ MICHAEL T. LAPSYS	Director	2/28/05

(Michael T. Lapsys)
/s/ ROBERT M. MRAULE	Director	2/28/05

(Robert M. Mraule)
/s/ DUCAN L. MCCARTER	Director	2/28/05

(Duncan L. McCarter)
/s/ LOUIS A. SOUZA	Director	2/28/05

(Louis A. Souza)
/s/ MOSE E. THOMAS	Director	2/28/05

(Mose E. Thomas)
/s/ NICK VENTIMIGLIA	Chairman and CEO	2/28/05

(Nick Ventimiglia)
/s/ F. WARREN WAYLAND	Director	2/28/05

(F. Warren Wayland)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
3.1	Articles of Incorporation, as amended	83
23.1	Consent of Independent Registered Public Accounting Firm	88
31.1	Certifications of Chief Executive Officer pursuant	89
	to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant	91
	to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief	93
	Financial Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002