Form 10-Q
period 2005-03-31
CENTRAL COAST BANCORP
filed 2005-05-09
CIK 921085

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

No par value Common Stock - 14,083,843 shares outstanding at April 28, 2005.

The Index to the Exhibits is located at page 27                                                             Page 1 of 30

PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

In thousands (except share data)	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$ 37,828	$ 49,068
Federal funds sold	17,107	9,029

Total cash and equivalents	54,935	58,097
Available-for-sale securities at fair value (amortized cost of $180,349	179,422	169,151
at March 31, 2005 and $168,052 at December 31, 2004)
Loans:
Commercial	242,361	261,408
Real estate-construction	71,878	61,366
Real estate-other	601,749	594,507
Consumer	13,074	15,463
Deferred loan fees, net	(1,323)	(1,228)

Total loans	927,739	931,516
Allowance for loan losses	(17,281)	(16,270)

Net Loans	910,458	915,246

Premises and equipment, net	3,711	3,944
Accrued interest receivable and other assets	19,931	18,223

Total assets	$ 1,168,457	$ 1,164,661

Liabilities and Shareholders' Equity
Deposits:
Demand, noninterest bearing	$ 263,933	$ 344,244
Demand, interest bearing	145,623	141,190
Savings	289,740	259,319
Time	351,870	306,615

Total Deposits	1,051,166	1,051,368
Accrued interest payable and other liabilities	12,583	12,177

Total liabilities	1,063,749	1,063,545

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock — no par value; authorized 1,000,000 shares; none outstanding
Common stock — no par value; authorized 39,062,500 shares;
issued and outstanding: 14,083,843 shares at March 31, 2005
and 13,716,168 shares at December 31, 2004	85,955	85,034
Shares held in deferred compensation trust (760,198 at March 31, 2005
and 600,899 as of December 31, 2004), net of deferred obligation	--	--
Retained earnings	19,285	15,439
Accumulated other comprehensive income - net of taxes
of $395 at March 31, 2005 and $456 at December 31, 2004	(532)	643

Total shareholders' equity	104,708	101,116

Total liabilities and shareholders' equity	$ 1,168,457	$ 1,164,661

See notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
In thousands (except per share data)	2005	2004
Interest Income
Loans (including fees)	$14,690	$11,137
Investment securities	1,765	1,578
Other	113	65

Total interest income	16,568	12,780

Interest Expense
Interest on deposits	3,501	2,647
Other	72	69

Total interest expense	3,573	2,716

Net Interest Income	12,995	10,064
Provision for Loan Losses	1,150	65

Net Interest Income after
Provision for Loan Losses	11,845	9,999

Noninterest Income
Service charges on deposits	716	740
Other income	338	178

Total noninterest income	1,054	918

Noninterest Expenses
Salaries and benefits	4,124	3,564
Occupancy	768	638
Furniture and equipment	532	483
Other	1,279	1,351

Total noninterest expenses	6,703	6,036

Income Before Provision for Income Taxes	6,196	4,881
Provision for Income Taxes	2,351	1,689

Net Income	$ 3,845	$ 3,192

Basic Earnings per Share	$ 0.28	$ 0.23
Diluted Earnings per Share	$ 0.27	$ 0.22

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
In thousands	2005	2004
Cash Flows from Operations:
Net income	$ 3,845	$ 3,192
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	1,150	65
Depreciation	342	290
Amortization and accretion	137	201
Net (gain) loss on sale of investments	(12)	104
(Gain)Loss on sale of fixed assets	2	(9)
(Increase) decrease in accrued interest receivable and other assets	(857)	327
Increase (decrease) in accrued interest payable and other liabilities	1,069	1,020
Increase in deferred loan fees	95	(22)

Net cash provided by operations	5,771	5,168

Cash Flows from Investing Activities:
Proceeds from maturities of available-for-sale securities	4,508	4,450
Proceeds from sale of available-for-sale securities	4,747	11,461
Purchases of available-for-sale securities	(21,677)	(42,149)
Net decrease in loans	3,543	8,237
Proceeds from sale of fixed assets	--	13
Purchases of fixed assets	(111)	(222)

Net cash used in investing activities	(8,990)	(18,210)

Cash Flows from Financing Activities:
Net increase (decrease) in deposit accounts	(202)	(20,524)
Net decrease in other borrowings	(21)	(20)
Cash received for stock options exercised	1,153	75
Cash paid for shares repurchased	(873)	(1,439)

Net cash provided (used) by financing activities	57	(21,908)

Net decrease in cash and equivalents	(3,162)	(34,950)
Cash and equivalents, beginning of period	58,097	101,463

Cash and equivalents, end of period	$ 54,935	$ 66,513

Other Cash Flow Information:
Interest paid	$ 3,109	$ 2,593
Income taxes paid	475	370

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005 (Unaudited)

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp’s (the “Company’s”) consolidated financial position at March 31, 2005, the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders. The results of operations for the three-month periods ended March 31, 2005 and 2004 may not necessarily be indicative of the operating results for the full year.

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

Stock split — On January 31, 2005, the Board of Directors declared a five-for-four stock split, which was distributed to shareholders on February 28, 2005. All earnings per share data and share data related to the stock option information have been retroactively adjusted to reflect the stock dividend.

NOTE 2. STOCK COMPENSATION

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123R, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, four years following vesting; average stock volatility of 15.3% and 16.1% for 2005 and 2004; risk free interest rates ranging from 3.77% to 4.11% for 2005 and 2.77% to 6.57% for 2004; and no dividends during the expected term for 2005 and 2004. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 is as follows.

Three Months Ended March 31,
In thousands (except per share data)	2005	2004
Net Income - As Reported	$ 3,845	$ 3,192
Compensation expense from amortization of fair
value of stock awards, net of taxes of $50
and $27 in 2005 and 2004	(71)	(39)

Pro Forma Net Income	$ 3,774	$ 3,153

Basic Earnings per Share - As Reported	$ 0.28	$ 0.23
Pro Forma Basic Earnings per Share	$ 0.27	$ 0.23
Diluted Earnings per Share - As Reported	$ 0.27	$ 0.22
Pro Forma Diluted Earnings per Share	$ 0.26	$ 0.22

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $261,999,000 and standby letters of credit of approximately $9,937,000 at March 31, 2005. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $30,829,000 of loan commitments outstanding at March 31, 2005 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to commercial revolving lines of credit, other commercial loans and home equity lines of credit. Many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the three-month periods ended March 31 is reconciled and basic and diluted earnings per share are calculated as follows:

In thousands (except per share data)	2005	2004
Basic Earnings Per Share
Net income	$ 3,845	$ 3,192
Weighted average common shares outstanding	13,946	13,630

Basic earnings per share	$ 0.28	$ 0.23

Diluted Earnings Per Share
Net Income	$ 3,845	$ 3,192
Weighted average common shares outstanding	13,946	13,630
Dilutive effect of outstanding options	539	676

Weighted average common shares outstanding - Diluted	14,485	14,306

Diluted earnings per share	$ 0.27	$ 0.22

There were 15,000 option shares in the first quarter ended March 31, 2004, considered to be antidilutive and therefore omitted from the above calculations of diluted earnings per share. No shares were considered to be anitidilutive in the first quarter ended March 31, 2005.

NOTE 5. COMPREHENSIVE INCOME

	Three Months Ended March 31,
In thousands	2005	2004
Net income	$ 3,845	$ 3,192
Other comprehensive income (loss)- Unrealized
gain (loss) on available-for-sale securities	(2,015)	1,756
Taxes on unrealized gain (loss)	847	(739)

Reclassification adjustment for gain (loss) included in income	(12)	104
Taxes on reclassification adjustment	5	(43)

Total other comprehensive income	(1,175)	1,078

Total comprehensive income	$ 2,670	$ 4,270

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company’s market areas; (4) the effects of terrorism, the threat of terrorism or the impact of military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company’s business this report should be read in conjunction with Central Coast Bancorp’s annual report on Form 10-K for the year ended December 31, 2004 and Form 8-K current reports.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accountings Standards (“SFAS”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of the expected loss. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance addresses losses that are attributable to various factors including economic events, industry or geographic sectors whose impact on the portfolio have occurred, but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” discussion later in this Item 2.

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

Overview

Central Coast Bancorp reported a 22.7% increase in diluted earnings per share for the first quarter of 2005 as per share earnings were $0.27 compared to $0.22 in the prior year period. The Company achieved record quarterly net income of $3,845,000 for an increase of 20.5% over the $3,192,000 reported in the first quarter of 2004. As compared to the fourth quarter of 2004, net income increased 24.6% over the $3,086,000 reported in that quarter and diluted earnings per share increased 17.4% over the $0.23 reported. All earnings per share and applicable share data for the 2004 periods have been adjusted for the five-for-four stock split distributed on February 28, 2005.

The annualized return on average equity and a return on average assets were 15.0% and 1.34%, as compared to 14.0% and 1.27% for the same period in 2004.

The Company ended the first quarter with total assets of $1,168,457,000, for an increase of $4,036,000 (0.3%) from the 2004 year-end balance of $1,164,661,000 and an increase of $147,235,000 (14.4%) from the $1,021,222,000 balance at March 31, 2004. At the end of the first quarter of 2005, total loans were $927,739,000, a slight decrease of $3,777,000 (0.4%) from year-end 2004, but an increase of $153,214,000 (19.8%) on a year-over-year basis. Deposits at quarter-end totaled $1,051,166,000, which was essentially flat from the 2004 year-end balance. On a year-over-year basis, deposits increased $133,580,000 (14.6%).

At March 31, 2004, nonperforming assets totaled $1,041,000, an increase of $206,000 from the December 31, 2004 balance of $835,000. The allowance for loan losses as a percentage of nonperforming loans at March 31, 2005 was 1660% as compared to 1949% at December 31, 2004.

Central Coast Bancorp ended the first quarter of 2005 with a Tier 1 capital ratio of 10.6% and a total risk-based capital ratio of 11.8% compared to 10.8% and 12.0% at the end of the first quarter of 2004.

Within the Management’s Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis (“FTE”). These items have been adjusted to give effect to $297,000 and $272,000 in taxable equivalent interest income on tax-free investments in the three-month periods ending March 31, 2005 and 2004.

The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement

	Three months ended March 31,		Percentage Change Increase
In thousands (except percentages)	2005	2004	(Decrease)
Interest income (1)	$16,865	$13,052	29%
Interest expense	3,573	2,716	32%

Net interest income	13,292	10,336	29%
Provision for loan losses	1,150	65	1,669%

Net interest income after provision for loan losses	12,142	10,271	18%
Noninterest income	1,054	918	15%
Noninterest expense	6,703	6,036	11%

Income before income taxes	6,493	5,153	26%
Income taxes	2,351	1,689	39%
Tax equivalent adjustment	297	272	9%

Net income	$ 3,845	$ 3,192	20%

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

	Three months ended March 31,
(Taxable equivalent basis)	2005			2004
In thousands (except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Earning assets:
Loans (1) (2)	$ 906,798	$ 14,690	6.57%	$750,714	$ 11,137	5.97%
Taxable investments	118,219	1,170	4.01%	113,163	1,034	3.67%
Tax-exempt securities (tax equiv. basis)	55,277	892	6.54%	49,419	816	6.64%
Federal funds sold	18,730	113	2.45%	26,417	65	0.99%

Total earning assets	1,099,024	$ 16,865	6.22%	939,713	$ 13,052	5.59%

Cash & due from banks	44,707			51,372
Other assets	22,187			17,044

	$1,165,918			$1,008,129

Liabilities & Shareholders'
Equity:
Interest bearing liabilities:
Demand deposits	$ 139,154	$ 176	0.51%	$131,397	$ 188	0.58%
Savings	288,395	1,037	1.46%	252,526	800	1.27%
Time deposits	338,798	2,288	2.74%	275,738	1,659	2.42%
Other borrowings	4,383	72	6.66%	4,464	69	6.22%

Total interest bearing liabilities	770,730	3,573	1.88%	664,125	2,716	1.64%

Demand deposits	282,542			246,703
Other Liabilities	8,782			5,803

Total liabilities	1,062,054			916,631
Shareholders' equity	103,864			91,498

	$1,165,918			$1,008,129

Net interest income & margin (3)		$ 13,292	4.90%		$ 10,336	4.42%

1) Loan interest income includes fee income of $435,000 and $380,000 for the three month periods ended March 31, 2005 and 2004, respectively.

2) Includes the average allowance for loan losses of $16,552,000 and $16,594,000 and average deferred loan fees of $1,221,000 and $1,115,000 for the three months ended March 31, 2005 and 2004, respectively.

3) Net interest margin is computed by dividing net interest income by the total average earning assets.

Volume/Rate Analysis

Three Months Ended March 31, 2005 over 2004
In thousands
Increase (decrease) due to change in:	Volume	Net Rate (4)	Change
Interest-earning assets:
Net Loans (1)(2)	$ 2,317	$ 1,236	$ 3,553
Taxable investment securities	46	90	136
Tax-exempt investment securities (3)	97	(21)	76
Federal funds sold	(19)	67	48

Total	2,441	1,372	3,813

Interest-bearing liabilities:
Demand deposits	11	(23)	(12)
Savings deposits	113	124	237
Time deposits	379	250	629
Other borrowings	(1)	4	3

Total	502	355	857

Interest differential	$ 1,939	$ 1,017	$ 2,956

1) Loan interest income includes fee income of $435,000 and $380,000 for the three month periods ended March 31, 2005 and 2004, respectively.

2) The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

3) Includes taxable-equivalent adjustments that relate to income on certain securities that is exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2005 and 2004.

4) The rate / volume variance has been included in the rate variance.

Net interest income for the first quarter of 2005 was $13,292,000, an increase of $2,956,000 (28.6%) from the first quarter of 2004. Interest income for the first quarter of 2005 was $16,865,000, an increase of $3,813,000 (29.2%) from the first quarter of 2004. Increases in both the average earning assets and the yields earned on the assets contributed to the substantial improvement in interest income. The average balance of earning assets in the first quarter of 2005 was $1,099,024,000, which was an increase of $159,311,000 (17.0%) over the prior year first quarter. The higher balances in the earning assets increased interest income $2,441,000 in the quarter. The average yield received on earning assets in the first quarter of 2005 was 6.22%, which was 63 basis points higher than the 5.59% earned in the first quarter of 2004. The higher yields increased interest income $1,372,000. The yield on earning assets reflected an increase of 19 basis points from the 6.03% earned in the fourth quarter of 2004.

Interest expense in the first quarter of 2005 totaled $3,573,000, which was an increase of $857,000 (31.6%) over the first quarter of 2004. Rates paid on interest bearing liabilities have begun to move up on a year-over-year basis. The average rate paid on interest bearing liabilities in the first quarter of 2005 increased 24 basis points to 1.88% as compared to 1.64% in the year earlier period and increased 21 basis points from 1.67% in the fourth quarter of 2004. The higher rates increased interest expense by $355,000 from the year earlier period. Average balances of interest-bearing liabilities in the first quarter of 2005 increased by $106,605,000 (16.1%) over the prior year period, which added $502,000 to interest expense.

The impact of the above changes in volumes and rates for earning assets and interest bearing liabilities for the first quarter of 2005 resulted in an increase in the net interest margin of 48 basis points to 4.90% compared to 4.42% in the first quarter of 2004. While the net interest margin in the first quarter of 2005 reflected an increase over the 4.87% margin achieved in the fourth quarter of 2004, the growth in the margin was impacted by the cost of the deposits rising faster than the yield on assets in the quarter. Pressure on deposit pricing is expected to continue, but the net interest margin should improve slightly during the second quarter if the Federal Reserve Board through its Federal Open Market Committee continues to raise the interest rates. In a rising rate environment the net interest margin is expected to improve, as the Bank’s variable rate assets are expected to reprice more quickly than the interest-bearing liabilities. Conversely, in a declining rate environment the net interest margin is expected to decline.

Provision for Loan Losses

The Company provided $1,150,000 for loan losses in the first quarter of 2005 as compared to $65,000 in the first quarter of 2004. The provision for loan losses is based on factors, which consider the growth or decline in the level of loans, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the required level of loan loss reserves. The ratio of the allowance for loan losses to total loans was 1.86% at March 31, 2005, 1.75% at December 31, 2004 and 2.15% at March 31, 2004. (See the “Credit Risk” and “Allowance for Loan Losses” sections for additional discussion).

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income was $1,054,000 in the first quarter of 2005, an increase of $136,000 (14.8%) over the same period in 2004. Service charges on deposit accounts were down $24,000 due to lower volume in overdraft fees. Other fees and miscellaneous income increased $160,000 mostly due to the Company realizing a $12,000 gain on the sale of securities as compared to a loss of $104,000 in 2004.

Noninterest Expense

Noninterest expenses increased $667,000 (11.1%) to a total of $6,703,000 in the first quarter of 2005 as compared to the first quarter 2004. Noninterest expenses were higher primarily due to increased business activity and the two branches added in 2004. The efficiency ratio for the period ended March 31, 2005 reflected a significant decrease to 46.7% from the 53.6% realized in the first quarter of 2004. The improvement in the efficiency ratio is the result of income growing at a faster rate than noninterest expenses.

Provision for Income Taxes

The Company recorded income tax expense of $2,351,000 in the first quarter of 2005 compared to $1,689,000 in the first quarter of 2004. The effective tax rate for the three months ended March 31, 2005 was 37.9% compared to 34.6% for the same period in the prior year. The effective tax rate increased as fully taxable income has grown at a faster rate than nontaxable investment and loan income. Also in 2004, the Company recorded a tax benefit due to a revaluation of deferred tax assets at a higher tax rate.

Securities

At March 31, 2005, available-for-sale securities had a market value of $179,422,000 with an amortized cost basis of $180,349,000. On an amortized cost basis, the investment portfolio increased $12,297,000 from the December 31, 2004 balance of $168,052,000. At December 31, 2004, the pretax unrealized gain on the investment securities was $1,099,000 compared to an unrealized loss of $927,000 at March 31, 2005. The $2,026,000 change in valuation was the result of the higher interest rates.

Loans

The ending loan balance at March 31, 2005 was $927,739,000, a decrease of $3,777,000 (0.4%) from the year-end 2004 balance, but an increase of $153,214,000 (19.8%) from the March 31, 2004 balance. The most significant percentage change was in the construction loan category as their outstanding balance increased to $71,878,000 at March 31, 2005 from $61,366,000 (17.1%) at December 31, 2004 and from $38,628,000 (86.1%) at March 31, 2004. The level of construction loans approved, but not yet disbursed was $30,829,000 at March 31, 2005, a decrease of $9,390,000 from year-end 2004 as several large projects were nearing build-out in the first quarter. There is a continuing demand for construction loans and we expect the pipeline to build in the coming months. The most significant change in dollar amounts on a year-over-year basis was in the real estate other category as loans in that category increased $82,739,000 (15.9%) from March 31, 2004 and $7,242,000 (1.2%) from December 31, 2004 to total $601,749,000 at March 31, 2005. Commercial loans were $242,361,000 at March 31, 2005, a decrease of $19,047,000 (7.3%) from December 31, 2004 and an increase of $37,012,000 (18.0%) from March 31, 2004. The decrease in the first quarter of 2004 was primarily due to repayment of lines of credit that were drawn upon at year-end. Within its primary market area, the Bank has diversified its risk both as to property type and location. See “Credit Risk” below for a discussion regarding real estate risk.

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

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $763 million at March 31, 2005. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, a specific provision for losses is recorded. The more significant assumptions management considers in determining the level of impairment involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect the Company’s future prospects and results of operations.

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

Management believes that its lending policies and underwriting standards will tend to mitigate losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Bank’s loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Bank’s service area and limiting investments outside of this area, (2) maintaining a thorough understanding of borrowers’ knowledge and capacity in their field of expertise, (3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers’ capacity to support the project financially in the event it does not sell within the original projected time period, and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Bank’s construction lending officers. In addition, the Bank strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned (OREO)

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The Company did not have any OREO at March 31, 2005 or December 31, 2004. The following table sets forth nonaccrual loans, loans past due 90 days or more, and restructured loans performing in compliance with modified terms at March 31, 2005 and December 31, 2004:

In thousands (except percentages)	March 31, 2005	December 31, 2004
Past due 90 days or more and still accruing interest:
Commercial	$ --	$ --
Real estate	348	--
Consumer and other	--	--

	348	--

Nonaccrual:
Commercial	--	102
Real estate	--	--
Consumer and other	--	--

	--	102

Restructured (in compliance with modified
terms) - Commercial	693	733

Total nonperforming and restructured loans	$1,041	$ 835

Allowance for loan losses as a percentage of nonperforming
and restructured loans	1,660%	1,949%
Nonperforming and restructured loans to total loans	0.11%	0.09%

Nonperforming and restructured loans increased $206,000 from the December 31, 2004 balances. At March 31, 2005, nonperforming and restructured loans were 1.86% of total loans, which was up from 1.75% at December 31, 2004. The ratio of nonperforming and restructured loans to total assets was 0.09% at March 31, 2005 versus 0.07% at December 31, 2004.

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

At March 31, 2005, the recorded investment in loans that were considered impaired under SFAS No. 114 was $701,000. The total impaired loans include $693,000 of restructured loans and $8,000 in other loans identified as impaired. Impaired loans had valuation allowances totaling $276,000.

At December 31, 2004, the recorded investment in loans considered impaired was $835,000 of which $102,000 was included in nonaccrual loans and $733,000 was included in restructured loans. Impaired loans had valuation allowances totaling $323,000.

Other than for the impaired loans disclosed above, management is not aware of any other potential problem loans, which were accruing and current at March 31, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. At March 31, 2005, the formula allowance was $13,898,000 compared to $11,620,000 at December 31, 2004. The increase in the formula allowance was primarily a result of an increase in the level of classified loans due mostly to one borrowing relationship.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all significant classified and criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At March 31, 2005, the specific allowance was $2,603,000 compared to a specific allowance of $2,671,000 at December 31, 2004.

The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At March 31, 2005, the unallocated allowance was $780,000 compared to $1,979,000 at December 31, 2004. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at March 31, 2005 and set forth in the preceding paragraph.

The allowance for loan losses totaled $17,281,000 or 1.86% of total loans at March 31, 2004 compared to $16,270,000 or 1.75% at December 31, 2004 and $16,654,000 or 2.15% at March 31, 2004. At these dates, the allowance represented 1,660%, 1,949% and 158% of nonperforming loans.

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

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
In thousands (except percentages)	2005	2004
Beginning balance	$ 16,270	$ 16,590
Provision charged to expense	1,150	65
Loans charged off	(150)	(17)
Recoveries	11	16

Ending balance	$ 17,281	$ 16,654

Ending loan portfolio	$ 927,739	$ 774,525

Allowance for loan losses as percentage of ending loan portfolio	1.86%	2.15%

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at March 31, 2005, were approximately $261,999,000 and $9,937,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) and sellable SBA loans. On March 31, 2005, consolidated liquid assets totaled $175.9 million or 15.1% of total assets as compared to $158.6 million or 13.6% of total consolidated assets on December 31, 2004. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At March 31, 2005, the Bank had $90,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company’s total shareholders’ equity was $104,708,000 at March 31, 2005 compared to $101,116,000 at December 31, 2004. The increase in capital reflects the first quarter earnings of $3.8 million, exercise of stock options totaling $1.8 million, a $1.2 million decrease in the market value of available-for-sale investment securities and the effect of the stock repurchases of $0.9 million in the first quarter of 2005.

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

The following table shows the Company’s and the Bank’s actual capital amounts and ratios at March 31, 2005 and December 31, 2004 as well as the minimum capital ratios for capital adequacy and well capitalized classifications under the regulatory framework:

	Actual:		Minimum Capital Requirements:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
In thousands (except percentages)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company
As of March 31, 2005:

Total Capital (to Risk Weighted Assets):	$117,744	11.8%	$79,645	8.0%		N/A
Tier 1 Capital (to Risk Weighted Assets):	105,240	10.6%	39,823	4.0%		N/A
Tier 1 Capital (to Average Assets):	105,240	9.0%	46,615	4.0%		N/A

As of December 31, 2004:

Total Capital (to Risk Weighted Assets):	$113,111	11.2%	$80,589	8.0%		N/A
Tier 1 Capital (to Risk Weighted Assets):	100,473	10.0%	40,295	4.0%		N/A
Tier 1 Capital (to Average Assets):	100,473	9.1%	44,365	4.0%		N/A

Community Bank
As of March 31, 2005:

Total Capital (to Risk Weighted Assets):	$108,900	11.0%	$78,877	8.0%	$98,596		10.0%
Tier 1 Capital (to Risk Weighted Assets):	96,514	9.8%	39,438	4.0%	59,158		6.0%
Tier 1 Capital (to Average Assets):	96,514	8.3%	46,294	4.0%	57,867		5.0%

As of December 31, 2004:

Total Capital (to Risk Weighted Assets):	$105,234	10.6%	$79,809	8.0%	$99,762		10.0%
Tier 1 Capital (to Risk Weighted Assets):	92,716	9.3%	39,905	4.0%	59,857		6.0%
Tier 1 Capital (to Average Assets):	92,716	8.4%	44,105	4.0%	55,132		5.0%

The Bank meets the “well capitalized” ratio measures at both March 31, 2005 and December 31, 2004.

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

A one year projection of net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from February 28, 2005 balances.

The following table summarizes the effect on net interest income of three rate scenarios as measured against a most likely rate scenario.

Interest Rate Risk Simulation of Net Interest Income as of February 28, 2005

In thousands	Estimated Impact on One Year Projection of Net Interest Income
Variation from flat rate scenario
Most likely rates	$1,673
Declining rates	(3,736)
Rising rates	3,044

The Company also estimates rate risk through the use of rate shock analysis. The model calculates both the percent and dollar changes in net interest income (NII) and market value of equity (MVE) projected to occur should the yield curve instantaneously shift up or down in a parallel fashion from its beginning position. MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. In the rate shock analysis, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include the flat rate scenario described above, and six additional rate shock scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These rate shock scenarios assume that interest rates increase or decrease immediately and remain at the new level in the future. The Company measures the volatility of these benchmarks using a twelve-month time horizon. Using the February 28, 2005 balance sheet as the base for the simulation, the following table summarizes the effect on net interest income of +200 and +/-100 basis point changes in interest rates. Due to the current low level of interest rates, the potential for interest bearing deposit accounts to respond to further changes in projected rates is limited, therefore calculations for rate decreases greater than 200 bp are misleading and have not been presented.

Interest Rate Risk Simulation of NII as of February 28, 2005

In thousands (except percentages)	% Change in NII from Current 12 Mo. Horizon	Change in NII from Current 12 Month Horizon
+ 200bp	12%	$ 5,941
+ 100bp	6%	2,982
- 100bp	(7%)	(3,497)
-200bp	(14%)	(6,941)

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended March 31, 2005. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of March 31, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk (See Note 3 to the consolidated condensed financial statements — Commitments and Contingencies). The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At March 31, 2005, the Company had pending legal proceedings related to the City of King dispute discussed in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2004, and the Forms 10-Q and 8-K referenced therein. The Company has appealed an adverse Judgment of a lower court as described in those filings and has charged off the outstanding balance of $3.3 million related to the CD secured loan in dispute.

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

ITEM 2. UNREGISTERED SALES OF EQUITIY SECURITIES AND USE OF PROCEEDS

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. During the first quarter of 2005, the Company spent $873,000, to repurchase 49,615 shares. The following table summarizes repurchase activity during the first quarter.

Period	Total Number of Shares Purchased	Average Price Per Share	Shares Purchased as Part of Publicly Announced Plan	Shares Remaining to Purchase Under the Plan
January 1-31, 2005	49,615	$ 17.60	49,615	197,749
February 1-28, 2005	--	--	--	197,749
March 1-31, 2005	--	--	--	197,749

Total	49,615	$ 17.60	49,615

1) The Repurchase Plan ("Plan') was announced on February 28, 2001.

2) The Plan approved repurchase of 365,000 (5%) of the outstanding shares as of February 28, 2001. The approved shares equate to 690,077 shares as adjusted for the subsequent stock splits and stock dividends.

3) There is no stated expiration date for the Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(2.1) Agreement and Plan of Reorganization and Merger by and between Central Coast Bancorp, CCB Merger Company and Cypress Coast Bank dated as of December 5, 1995, incorporated by reference from Exhibit 99.1 to Form 8-K, filed with the Commission on December 7, 1995.

(3.1) Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission on March 14, 2005.

(3.2) Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2004.

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

April 28, 2005	CENTRAL COAST BANCORP

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