Form 10-Q
period 2005-06-30
CENTRAL COAST BANCORP
filed 2005-08-01
CIK 921085

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

No par value Common Stock - 14,086,613 shares outstanding at July 27, 2005.

The Index to the Exhibits is located at page 31                                                             Page 1 of 34

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CENTRAL COAST BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

In thousands (except share data)	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$ 48,564	$ 49,068
Federal funds sold	68,871	9,029

Total cash and equivalents	117,435	58,097
Available-for-sale securities at fair value (amortized cost of $191,567	191,796	169,151
at June 30, 2005 and $168,052 at December 31, 2004)
Loans:
Commercial	240,351	261,408
Real estate-construction	63,489	61,366
Real estate-other	617,629	594,507
Consumer	13,325	15,463
Deferred loan fees, net	(1,371)	(1,228)

Total loans	933,423	931,516
Allowance for loan losses	(17,514)	(16,270)

Net Loans	915,909	915,246

Premises and equipment, net	3,643	3,944
Accrued interest receivable and other assets	19,816	18,223

Total assets	$ 1,248,599	$ 1,164,661

Liabilities and Shareholders' Equity
Deposits:
Demand, noninterest bearing	$ 293,348	$ 344,244
Demand, interest bearing	178,262	141,190
Savings	284,814	259,319
Time	365,120	306,615

Total Deposits	1,121,544	1,051,368
Accrued interest payable and other liabilities	17,782	12,177

Total liabilities	1,139,326	1,063,545

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock — no par value; authorized 1,000,000 shares; none outstanding
Common stock — no par value; authorized 39,062,500 shares;
outstanding: 14,063,396 shares at June 30, 2005
and 13,716,168 shares at December 31, 2004	85,599	85,034
Shares held in deferred compensation trust (800,200 at June 30, 2005
and 600,899 as of December 31, 2004), net of deferred obligation	--	--
Retained earnings	23,542	15,439
Accumulated other comprehensive income - net of taxes
of $96 at June 30, 2005 and $456 at December 31, 2004	132	643

Total shareholders' equity	109,273	101,116

Total liabilities and shareholders' equity	$ 1,248,599	$ 1,164,661

See notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (except per share data)	2005	2004	2005	2004
Interest Income
Loans (including fees)	$15,769	$11,547	$30,459	$22,684
Investment securities	1,828	1,674	3,593	3,252
Other	328	15	441	80

Total interest income	17,925	13,236	34,493	26,016

Interest Expense
Interest on deposits	4,039	2,605	7,540	5,252
Other	104	93	176	162

Total interest expense	4,143	2,698	7,716	5,414

Net Interest Income	13,782	10,538	26,777	20,602
Provision for Loan Losses	250	590	1,400	655

Net Interest Income after
Provision for Loan Losses	13,532	9,948	25,377	19,947

Noninterest Income
Service charges on deposits	797	807	1,513	1,547
Other	417	327	755	505

Total noninterest income	1,214	1,134	2,268	2,052

Noninterest Expenses
Salaries and benefits	4,543	3,618	8,667	7,182
Occupancy	792	685	1,560	1,323
Furniture and equipment	640	402	1,172	885
Other	1,818	1,392	3,097	2,743

Total noninterest expenses	7,793	6,097	14,496	12,133

Income Before Provision for
Income Taxes	6,953	4,985	13,149	9,866
Provision for Income Taxes	2,695	1,725	5,046	3,414

Net Income	$ 4,258	$ 3,260	$ 8,103	$ 6,452

Basic Earnings per Share	$ 0.30	$ 0.24	$ 0.58	$ 0.47
Diluted Earnings per Share	$ 0.29	$ 0.23	$ 0.56	$ 0.45

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
In thousands	2005	2004
Cash Flows from Operations:
Net income	$ 8,103	$ 6,452
Reconciliation of net income to net cash provided
by operating activities:
Provision for loan losses	1,400	655
(Gain) loss on sale of investments	(12)	104
Depreciation	676	569
Net gain on sale of fixed assets	(4)	(10)
Amortization and accretion	344	462
(Increase) decrease in accrued interest receivable and other assets	(1,233)	201
Increase in accrued interest payable and other liabilities	1,551	311
Increase in deferred loan fees	142	46

Net cash provided by operations	10,967	8,790

Cash Flows from Investing Activities:
Proceeds from maturities of available-for-sale securities	10,769	11,268
Purchases of available-for-sale securities	(39,364)	(51,030)
Proceeds from sale of available-for-sale securities	4,747	11,461
Net increase in loans	(2,205)	(17,170)
Proceeds from sale of equipment	6	14
Purchases of equipment	(377)	(612)

Net cash used in investing activities	(26,424)	(46,069)

Cash Flows from Financing Activities:
Net increase in deposit accounts	70,176	9,608
Net increase (decrease) in other borrowings	4,696	(33)
Cash received for stock options exercised	1,161	132
Cash paid for shares repurchased	(1,238)	(2,502)

Net cash provided by financing activities	74,795	7,205

Net increase (decrease) in cash and equivalents	59,338	(30,074)
Cash and equivalents, beginning of period	58,097	101,463

Cash and equivalents, end of period	$ 117,435	$ 71,389

Noncash Investing and Financing Activities —
Stock exchanged for option exercise	$ 1,151	--

Other Cash Flow Information:
Interest paid	$ 6,791	$ 5,320
Income taxes paid	$ 3,855	$ 3,088

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005 (Unaudited)

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp’s (the “Company’s”) consolidated financial position at June 30, 2005, the results of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The interim consolidated condensed financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2005 and 2004 may not necessarily be indicative of the operating results for the full year.

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

Stock split — On January 31, 2005, the Board of Directors declared a five-for-four stock split, which was distributed to shareholders on February 28, 2005. All earnings per share data and share data related to the stock option information have been retroactively adjusted to reflect the stock split.

NOTE 2. STOCK COMPENSATION

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123,the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life five years following vesting; average stock volatility of 15.7% and 15.3% for 2005 and 2004; risk free interest rates ranging from 3.77% to 3.90% for 2005 and 3.77% to 4.11% for 2004; and no cash dividends during the expected term for 2005 and 2004. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123 is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (except per share data)	2005	2004	2005	2004
Net Income - As Reported	$ 4,258	$ 3,260	$ 8,103	$ 6,452
Compensation expense from amortization of
fair value of stock awards	(41)	(66)	(214)	(134)
Taxes on compensation expense	17	27	90	55

Pro Forma Net Income	$ 4,234	$ 3,221	$ 7,979	$ 6,373

Basic Earnings per Share - As Reported	$ 0.30	$ 0.24	$ 0.58	$ 0.47
Pro Forma Basic Earnings per Share	$ 0.30	$ 0.24	$ 0.57	$ 0.47
Diluted Earnings per Share - As Reported	$ 0.29	$ 0.23	$ 0.56	$ 0.45
Pro Forma Diluted Earnings per Share	$ 0.29	$ 0.22	$ 0.55	$ 0.45

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $249,964,000 and standby letters of credit of approximately $9,581,000 at June 30, 2005. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $33,421,000 of loan commitments outstanding at June 30, 2005 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to commercial revolving lines of credit, other commercial loans and home equity lines of credit. Many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and six-month periods ended June 30 is reconciled and basic anddiluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (except per share data)	2005	2004	2005	2004
Basic Earnings Per Share
Net income	$ 4,258	$ 3,260	$ 8,103	$ 6,452
Weighted average common shares outstanding	14,147	13,550	14,072	13,590

Basic earnings per share	$ 0.30	$ 0.24	$ 0.58	$ 0.47

Diluted Earnings Per Share
Net Income	$ 4,258	$ 3,260	$ 8,103	$ 6,452
Weighted average common shares outstanding	14,147	13,550	14,072	13,590
Dilutive effect of outstanding options	438	675	488	676

Weighted average common shares outstanding - Diluted	14,585	14,225	14,560	14,266

Diluted earnings per share	$ 0.29	$ 0.23	$ 0.56	$ 0.45

NOTE 5. COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2005	2004	2005	2004
Net income	$ 4,258	$ 3,260	$ 8,103	$ 6,452
Other comprehensive income (loss)- Unrealized
gain (loss) on available-for-sale securities	1,146	(5,868)	(870)	(4,113)
Taxes on unrealized gain (loss)	(482)	2,467	366	1,729
Reclassification adjustment for gain (loss) included in income	--	--	(12)	104
Taxes on reclassification adjustment	--	--	5	(43)

Total other comprehensive income	664	(3,401)	(511)	(2,323)

Total comprehensive income	$ 4,922	$ (141)	$ 7,592	$ 4,129

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company’s market areas; (4) the effects of terrorism, the threat of terrorism or the impact of military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company’s business this report should be read in conjunction with Central Coast Bancorp’s annual report on Form 10-K for the year ended December 31, 2004 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Stock Based Awards

The Company accounts for its stock based awards using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Since the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense has been recognized in the financial statements. See Note 2 to the consolidated condensed financial statements – STOCK COMPENSATION, for additional information.

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

Overview

Central Coast Bancorp reported record quarterly net income of $4,258,000 for the second quarter of 2005. Net income increased 30.6% over the $3,260,000 reported for the second quarter of 2004. Diluted earnings per share for the two quarters were $0.29 and $0.23, respectively. All earnings per share and applicable share data for the 2004 periods have been adjusted for the five-for-four stock split distributed on February 28, 2005. The annualized return on average equity (ROAE) and the return on average assets (ROAA) for the second quarter of 2005 were 15.9% and 1.40% up from 14.3% and 1.27% for the same period in 2004.

Net income for the six months ended June 30, 2005 increased 25.6% to $8,103,000 from $6,452,000 for the six months ended June 30, 2004. Diluted earnings per share increased to $0.56 from $0.45, for the comparative periods. For the first six months of 2005, the annualized ROAE was 15.5% and the ROAA was 1.37% up from 14.2% and 1.27% for the same period in 2004.

The Company experienced continued growth in its balance sheet in the first six months of 2005. At June 30, 2005, total assets were $1,248,599,000, an increase of $80,142,000 (6.9%) from March 31, 2005 and an increase of $83,938,000 (7.2%) from year-end 2004. Most of the asset growth has been deployed into the investment portfolio and Fed Funds Sold as year-to-date loan growth has been relatively flat. Loans at June 30, 2005, totaled $933,423,000, an increase of $5,684,000 (0.6%) from March 31, 2005 and an increase of $1,907,000 (0.2%) from year-end 2004. At June 30, 2005, deposits had grown to $1,121,544,000, an increase of $70,378,000 (6.7%) from March 31, 2005 and an increase of $70,176,000 (6.7%) from year-end 2004. On a year-over-year basis, the Company’s focus on internal growth and de novo branch expansion has generated an increase in total assets of $199,120,000 (19.0%); an increase in loans of $133,571,000 (16.7%); and an increase in deposits of $173,826,000 (18.3%).

The Company provided $250,000 for loan losses in the second quarter of 2005 as compared to $590,000 in the second quarter of 2004. At June 30, 2005, nonperforming and restructured loans totaled $676,000 as compared to $835,000 at December 31, 2004 and $10,570,000 at June 30, 2004. The ratio of the allowance for loan losses to total loans was 1.88% at June 30, 2005, 1.75% at December 31, 2004 and 2.15% at June 30, 2004.

Central Coast Bancorp ended the second quarter of 2005 with a Tier 1 capital ratio of 10.8% and a total risk-based capital ratio of 12.0% compared to 10.7% and 11.9% at the end of the second quarter of 2004.

Within the Management’s Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis. These items have been adjusted to give effect to $310,000 and $281,000 in taxable equivalent interest income on tax-free investments for the three-month periods ending June 30, 2005 and 2004 and $607,000 and $553,000 for the six-month periods ending June 30, 2005 and 2004.

The following table provides a summary of the major elements of income and expense for the periods indicated.

Condensed Comparative Income Statement

	Three Months Ended June 30,		Percentage Change Increase	Six Months Ended June 30,		Percentage Change Increase
In thousands (except percentages)	2005	2004	(Decrease)	2005	2004	(Decrease)
Interest Income (1)	$18,235	$13,517	35%	$35,100	$26,569	32%
Interest Expense	4,143	2,698	54%	7,716	5,414	43%

Net interest income	14,092	10,819	30%	27,384	21,155	29%
Provision for Loan Losses	250	590	-58%	1,400	655	114%

Net interest income after
provision for loan losses	13,842	10,229	35%	25,984	20,500	27%
Noninterest Income	1,214	1,134	7%	2,268	2,052	11%
Noninterest Expense	7,793	6,097	28%	14,496	12,133	19%

Income before income taxes	7,263	5,266	38%	13,756	10,419	32%
Provision for Income Taxes	2,695	1,725	56%	5,046	3,414	48%
Tax Equivalent Adjustment (1)	310	281	10%	607	553	10%

Net income	$ 4,258	$ 3,260	31%	$ 8,103	$ 6,452	26%

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

	Three months ended June 30,
(Taxable equivalent basis)	2005			2004
In thousands (except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Earning Assets
Loans (1) (2)	$ 920,210	$ 15,769	6.87%	$775,284	$ 11,547	5.99%
Taxable investments	122,841	1,208	3.94%	127,636	1,111	3.50%
Tax-exempt investments (tax equiv.basis)	58,257	930	6.40%	51,931	844	6.54%
Federal funds sold	44,868	328	2.93%	6,121	15	0.99%

Total Earning Assets	1,146,176	$ 18,235	6.38%	960,972	$ 13,517	5.66%

Cash & due from banks	47,016			53,209
Other assets	23,192			20,395

	$1,216,384			$1,034,576

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$ 159,667	$ 211	0.53%	$144,725	$ 212	0.59%
Savings	286,270	1,182	1.66%	250,653	789	1.27%
Time deposits	360,786	2,646	2.94%	273,533	1,604	2.36%
Other borrowings	8,873	104	4.70%	13,499	93	2.77%

Total interest bearing liabilities	815,596	4,143	2.04%	682,410	2,698	1.59%

Demand deposits	285,046			254,122
Other Liabilities	8,385			6,165

Total Liabilities	1,109,027			942,697
Shareholders' Equity	107,357			91,879

	$1,216,384			$1,034,576

Net interest income & margin (3)		$ 14,092	4.93%		$ 10,819	4.53%

(1) Loan interest income includes fee income of $506,000 and $537,000 for the three months ended June 30, 2005 and 2004, respectively.

(2) Includes the average allowance for loan losses of $17,445,000 and $16,800,000 and average deferred loan fees of $1,358,000 and $1,189,000 for the three months ended June 30, 2005 and 2004, respectively.

(3) Net interest margin is computed by dividing net interest income by the total average earning assets.

	Six months ended June 30,
(Taxable equivalent basis)	2005			2004
In thousands (except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Earning Assets
Loans (1) (2)	$ 913,541	$ 30,459	6.72%	$762,999	$ 22,684	5.98%
Taxable investments	120,543	2,378	3.98%	120,400	2,144	3.58%
Tax-exempt securities (tax equiv. basis)	56,775	1,822	6.47%	50,675	1,661	6.59%
Federal funds sold	31,871	441	2.79%	16,269	80	0.99%

Total Earning Assets	1,122,730	$ 35,100	6.30%	950,343	$ 26,569	5.62%

Cash & due from banks	45,868			52,290
Other assets	22,697			18,724

	$1,191,295			$1,021,357

Liabilities & Shareholders' Equity:
Interest bearing liabilities:
Demand deposits	$ 149,467	$ 387	0.52%	$138,061	$ 400	0.58%
Savings	287,327	2,219	1.56%	251,590	1,589	1.27%
Time deposits	349,853	4,934	2.84%	274,636	3,263	2.39%
Other borrowings	6,640	176	5.35%	8,982	162	3.63%

Total interest bearing liabilities	793,287	7,716	1.96%	673,269	5,414	1.62%

Demand deposits	283,801			246,302
Other Liabilities	8,657			10,145

Total Liabilities	1,085,745			929,716
Shareholders' Equity	105,550			91,641

	$1,191,295			$1,021,357

Net interest income & margin (3)		$ 27,384	4.92%		$ 21,155	4.48%

(1) Loan interest income includes fee income of $941,000 and $917,000 for the six months ended June 30, 2005 and 2004, respectively.

(2) Includes the average allowance for loan losses of $17,001,000 and $16,697,000 and average deferred loan fees of $1,290,000 and $1,152,000 for the six months ended June 30, 2005 and 2004, respectively.

(3) Net interest margin is computed by dividing net interest income by the total average earning assets.

Volume/Rate Analysis

Three Months Ended June 30, 2005 over 2004 Increase (decrease) due to change in:

In thousands	Volume	Rate (4)	Net Change
Interest-earning assets:
Net Loans (1)(2)	$ 2,158	$ 2,064	$ 4,222
Taxable investment securities	(42)	139	97
Tax exempt investment securities (3)	103	(17)	86
Federal funds sold	95	218	313

Total	2,314	2,404	4,718

Interest-bearing liabilities:
Demand deposits	22	(23)	(1)
Savings deposits	112	281	393
Time deposits	512	530	1,042
Other borrowings	(32)	43	11

Total	614	831	1,445

Interest differential	$ 1,700	$ 1,573	$ 3,273

Six Months Ended June 30, 2005 over 2004 Increase (decrease) due to change in:

In thousands	Volume	Rate (4)	Net Change
Interest-earning assets:
Net Loans (1)(2)	$ 4,477	$ 3,298	$ 7,775
Taxable investment securities	3	231	234
Tax exempt investment securities (3)	200	(39)	161
Federal funds sold	77	284	361

Total	4,757	3,774	8,531

Interest-bearing liabilities:
Demand deposits	33	(46)	(13)
Savings deposits	226	404	630
Time deposits	894	777	1,671
Other borrowings	(42)	56	14

Total	1,111	1,191	2,302

Interest differential	$ 3,646	$ 2,583	$ 6,229

(1) The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.

(2)  Loan interest income includes fee income of $506,000 and $537,000 for the three months ended June 30, 2005 and 2004, and fee income of $941,000 and $917,000 for the six months ended June 30, 2005 and 2004, respectively.

(3)  Includes taxable-equivalent adjustments that relate to income on certain securities that are exempt from federal income taxes. The effective federal statutory tax rate was 35% for 2005 and 2004.

(4) The rate / volume variance has been included in the rate variance.

Net interest income for the second quarter of 2005 was $14,092,000 for an increase of $3,273,000 (30.3%) from the $10,819,000 recorded in the second quarter of 2004. Both interest income and interest expense were higher than prior year levels. The interest income component increased $4,718,000 (34.9%) on a quarter-over-quarter basis as both the volume of earning assets and the rates on earning assets increased. Average loan balances were $144,926,000 (18.7%) higher in the second quarter of 2005 versus the same quarter in the previous year. This volume difference added $2,158,000 to interest income. The average yield earned on loans in the second quarter of 2005 was 6.87%, an increase of 88 basis points from the 5.99% yield earned in the second quarter of 2004. The higher loan yield increased interest income by $2,064,000. The average balance of Fed Funds Sold (FFS) was $44,868,000 in the second quarter of 2005, an increase of $38,747,000 from the average balance in the second quarter of 2004. The increase in volume added $95,000 to interest income. In addition, due to the continuing increases in interest rates, the average yield on FFS in the second quarter of 2005 was 2.93% versus 0.99% in the year earlier period. The higher rates increased interest income $218,000 on a quarter-over-quarter basis.

Interest expense increased $1,445,000 (53.6%) to $4,143,000 in the second quarter of 2005 from $2,698,000 in the second quarter of 2004. The increase was attributable to both increases in the volume and higher rates on the interest-bearing deposit liabilities. Due to the year-long trend of the Federal Reserve Board through its Federal Open Market Committee (FOMC) to raise the short term interest rates, the higher market rates have begun to impact the pricing on the time deposit liabilities. The average rate paid on time deposits increased 58 basis points to 2.94% for the second quarter of 2005. The higher rates on time deposits increased interest expense $530,000. Higher rates on the other interest-bearing liabilities increased interest expense an additional $301,000 in 2005 over the year earlier period. Average balances of interest-bearing liabilities in the second quarter of 2005 increased by $133,186,000 (19.5%) over the prior year period. These higher balances added $614,000 to interest expense.

The net interest margin for the second quarter of 2005 was 4.93% up 40 basis points from to 4.53% in the year earlier period. The net interest margin in the second quarter of 2005 increased 3 basis points from the 4.90% achieved in the first quarter of 2005. Both the average yield received on earning assets and the average rate paid on liabilities increased by 16 basis points from the first quarter 2005 yields and rates. The increase in net interest margin from the first quarter is attributable to a higher level of earning assets over the interest-bearing liabilities.

For the six-month period ending June 30, 2005, net interest income increased $6,229,000 (29.4%) to $27,384,000 from $21,155,000 for the first six months of 2004. The interest income component increased $8,531,000 to $35,100,000. Average balances of earning assets were $172,387,000 (18.1%) higher in the first six months of 2005 than the same period in 2004. The average balance of loans was $150,542,000 higher, which contributed $4,477,000 to interest income. The average yield of 6.72% received on loans in the first six months of 2005 was 74 basis points higher than the 5.98% received in the year earlier period. The higher yield on loans increased interest income by $3,298,000. Interest earned on FFS increased $361,000 in the first six months of which $284,000 was attributable to higher rates.

Interest expense for the six-month period ending June 30, 2005 increased $2,302,000 (42.5%) to $7,716,000 from $5,514,000 for the first six months of 2004. Average interest bearing liability balances in the first six-months of 2005 were $120,018,000 (17.8%) higher than in the year earlier period. The volume increases added $1,111,000 to interest expense. For the first six months of 2005, average rates paid on interest bearing liabilities was 1.96% for an increase of 34 basis points from the rates paid in the first six-months of 2004. The higher rates resulted in a $1,191,000 increase in interest expense in the first six months of 2005 from the prior year period.

The impact of the above changes in volumes and rates for earning assets and interest bearing liabilities for the first six months of 2005 had a positive effect on the net interest margin which increased 44 basis points to 4.92% from 4.48% in the year earlier period.

Provision for Loan Losses

The Company provided $250,000 for loan losses in the second quarter of 2005 as compared to $590,000 in the second quarter of 2004. For the six-month period ended June 30, 2005, the Company provided $1,400,000 compared to $655,000 in the year earlier period. The provision for loan losses that has been recorded is based on factors which consider the growth or decline in the level of loans, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the required level of loan loss reserves. At June 30, 2005, the ratio of the allowance for loan losses to total loans was 1.88% as compared to 1.75% at December 31, 2004 and 2.15% at June 30, 2004. (See the “Credit Risk” and “Allowance for Loan Losses” sections for additional discussion).

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $1,214,000 in the second quarter of 2005, which was up $80,000 (7.1%) from $1,134,000 in the same period in 2004. Service charges on deposit accounts were down slightly as better economic conditions contributed to a reduction in overdraft fees. Other fee income was up due to changes in types and levels of business activity.

For the first six months of 2005, noninterest income increased $216,000 (10.5%) to $2,268,000 compared to $2,052,000 in the same period last year. Service charges on deposit accounts for the first six months of 2005 were consistent with the quarter results as overdraft fees were down on the year-over-year basis. Other income increased in part due to a $12,000 gain on the sale of securities in 2005 versus a loss of $104,000 in 2004.

Noninterest Expense

Noninterest expenses increased $1,696,000 (27.8%) to $7,793,000 in the second quarter of 2005 as compared to $6,097,000 in the second quarter 2004. Salary and benefit expenses increased $925,000 (25.6%) to $4,543,000 in the second quarter of 2005 as compared to $3,618,000 in the prior year quarter. Costs increased due to normal salary increases, higher staffing levels, the two new branches opened in the second half of 2004 and higher benefit costs. Health insurance costs increased $190,000 (84.2%). Other noninterest expenses were generally higher due to higher business volumes, the two new branches and normal cost increases. The efficiency ratio for the quarter ended June 30, 2004 was 50.9% consistent with the 51.0%, in the year earlier period.

Noninterest expenses for the six-month period ending June 30, 2005 increased $2,363,000 (19.5%) to $14,496,000 compared to $12,133,000 for the same period in 2004. Salary and benefit expenses increased $1,485,000 (20.7%) to $8,667,000 in the first six months of 2005 versus $7,182,000 in the first six months of 2004. The increase was due to additional staffing, the two new branches, higher benefit costs and normal salary increases. Health insurance costs accounted for $372,000 of the increase. The Company is changing its health insurance provider in the third quarter, which is anticipated to have a positive impact on these cost increases. Other expenses were up due to business volumes, the two new branches and cost increases. The efficiency ratio for the first six months of 2005 improved to 48.9% from 52.3% for the same period of 2004 due to the growth in income outpacing growth in noninterest expenses.

Provision for Income Taxes

The Company recorded income tax expense of $2,695,000 and $5,046,000 for the quarter and six-month periods ending June 30, 2005 as compared to $1,725,000 and $3,414,000 for the same periods in 2004. The effective tax rates, considering state and federal taxes, and tax exempt income, for the second quarter and first six months of 2005 were 38.8% and 38.4% compared to 34.6% for both periods in 2004. The effective tax rate was higher in both periods of 2005 as the fully taxable income grew at a faster rate than tax exempt income. Also, in 2004 the Company revised the calculation of deferred tax assets for a change in the tax rate, which resulted in a lower effective tax rate.

Securities

At June 30, 2005, available-for-sale securities had a market value of $191,796,000 with an amortized cost basis of $191,567,000. On an amortized cost basis, the investment portfolio increased by $11,218,000 from the balance at March 31, 2005 and increased $23,744,000 from the balance at December 31, 2004. The pretax unrealized gain of $228,000 at June 30, 2005 represented an increase in market value of $1,155,000 from the unrealized loss of $927,000 at March 31, 2005 and a decrease of $871,000 from the unrealized gain of $1,099,000 at December 31, 2004. The change from the unrealized gain at December 31, 2004 to an unrealized loss at March 31, 2005 and back to an unrealized gain on the portfolio at June 30, 2005 reflects the uncertainty in the markets regarding long-term interest rates even as the FOMC continued to raise the short-term rates.

Loans

The ending loan balance at June 30, 2005 was $933,423,000, which was an increase of $5,684,000 (0.6%) from the March 31, 2005 balance, an increase of $1,907,000 (0.2%) from the year-end 2004 balance and an increase of $133,571,000 (16.7%) from the June 30, 2004 balance. During the second quarter, real estate-other and consumer loans increased while commercial and construction loans decreased from March 31, 2005 balances. The most significant changes occurred in the real estate-other and construction categories. The increase in real estate-other loans in the second quarter was due to strong demand for term fixed rate commercial real estate loans. The decrease in construction loans was due to the completion of several large construction projects. Within its primary market area, the Bank has diversified its risk both as to property type and location. See “Credit Risk” below for a discussion regarding real estate risk.

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

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $710 million at June 30, 2005. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect the Company’s future prospects and results of operations.

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

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and restructured loans performing in compliance with modified terms at June 30, 2005 and December 31, 2004:

In thousands (except percentages)	June 30, 2005	December 31, 2004
Past due 90 days or more and still accruing interest:
Commercial	$ --	$ --
Real estate	--	--
Consumer and other	--	--

	--	--

Nonaccrual:
Commercial	--	102
Real estate	--	--
Consumer and other	--	--

	--	102

Restructured (in compliance with modified terms) - Commercial	676	733

Total nonperforming and restructured loans	$676	$835

Allowance for loan losses as a percentage of
nonperforming and restructured loans	2591%	1949%
Nonperforming and restructured loans to total loans	0.07%	0.09%
Nonperforming assets to total assets	0.05%	0.07%

Nonperforming assets, which includes nonperforming and restructured loans and other real estate owned (OREO), decreased $159,000 from the December 31, 2004 balance. At June 30, 2005, nonperforming and restructured loans were 0.07% of total loans, which was down from 0.11% at March 31, 2005 and 0.09% at December 31, 2004. The ratio of nonperforming assets to total assets was 0.05% at June 30, 2005, 0.09% at March 31, 2005 and 0.07% at December 31, 2004. The Company did not have any OREO at June 30, 2005 or December 31, 2004.

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

At June 30, 2005, the recorded investment in loans that were considered impaired under SFAS No. 114 was $676,000. The total impaired loans consist solely of restructured loans. Impaired loans had valuation allowances totaling $291,000.

At December 31, 2004, the recorded investment in loans considered impaired was $835,000 of which $102,000 was included in nonaccrual loans and $733,000 was included in restructured loans. Impaired loans had valuation allowances totaling $323,000.

Other than for the impaired loans disclosed above, management is not aware of any other potential problem loans, which were accruing and current at June 30, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. At June 30, 2005, the formula allowance was $14,374,000 compared to $13,898,000 at March 31, 2005 and $11,620,000 at December 31, 2004. The increase in the formula allowance in the second quarter was primarily a result of an increase in the allocation factor for commercial real estate loans which considers a higher risk of losses on the Company’s increased concentration of commercial real estate loans in the current economic environment offset in part by a reduction in classified loans.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all significant classified and criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At June 30, 2005, the specific allowance was $1,041,000 compared to $2,603,000 at March 31, 2005 and $2,671,000 at December 31, 2004. Loans subject to specific reserves decreased by $15,757,000 in the quarter ended June 30, 2005 from the March 31, 2005 balances due to the upgrading and pay-off of certain large classified loans.

The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At June 30, 2005, the unallocated allowance was $2,099,000 compared to $780,000 at March 31, 2005 and $1,979,000 at December 31, 2004. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at June 30, 2005 and set forth in the preceding paragraph.

The allowance for loan losses totaled $17,514,000 or 1.88% of total loans at June 30, 2005 compared to $17,281,000 or 1.86% at March 31, 2005 and $16,270,000 or 1.75% at December 31, 2004. At these dates, the allowance represented 2591%, 1660% and 1949% of nonperforming loans.

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

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
In thousands (except percentages)	2005	2004	2005	2004
Beginning balance	$ 17,281	$ 16,654	$ 16,269	$ 16,590
Provision charged to expense	250	590	1,400	655
Loans charged off	(23)	(84)	(172)	(101)
Recoveries	6	72	17	88

Ending balance	$ 17,514	$ 17,232	$ 17,514	$ 17,232

Ending loan portfolio			$ 933,423	$ 799,852

Allowance for loan losses as percentage of ending loan portfolio			1.88%	2.15%

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at June 30, 2005 were approximately $249,964,000 and $9,581,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) and sellable SBA loans. On June 30, 2005, liquid assets totaled $207.2 million or 16.6% of total assets as compared to $158.6 million or 13.6% of total assets on December 31, 2004. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At June 30, 2005, the Bank had $90,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company’s total shareholders’ equity was $109,273,000 at June 30, 2005 compared to $101,116,000 at December 31, 2004. The increase in capital reflects the year-to-date earnings of $8.1 million, exercise of stock options totaling $1.7 million, a $0.5 million decrease in the market value of available-for-sale investment securities and the effect of the stock repurchases of $1.2 million in the first half of 2005.

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

The following table shows the Company’s and the Bank’s actual capital amounts and ratios at June 30, 2005 and December 31, 2004 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

	Actual:		Minimum Capital Requirement:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
In thousands (except percentages)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company
As of June 30, 2005:

Total Capital (to Risk Weighted Assets):	$121,886	12.0%	$81,150	8.0%		N/A
Tier 1 Capital (to Risk Weighted Assets):	109,141	10.8%	40,575	4.0%		N/A
Tier 1 Capital (to Average Assets):	109,141	9.0%	48,656	4.0%		N/A

As of December 31, 2004:

Total Capital (to Risk Weighted Assets):	$113,111	11.2%	$80,589	8.0%		N/A
Tier 1 Capital (to Risk Weighted Assets):	100,473	10.0%	40,295	4.0%		N/A
Tier 1 Capital (to Average Assets):	100,473	9.1%	44,365	4.0%		N/A

Community Bank
As of June 30, 2005:

Total Capital (to Risk Weighted Assets):	$113,708	11.3%	$80,405	8.0%	$100,506		10.0%
Tier 1 Capital (to Risk Weighted Assets):	101,077	10.1%	40,203	4.0%	60,304		6.0%
Tier 1 Capital (to Average Assets):	101,077	8.4%	48,381	4.0%	60,476		5.0%

As of December 31, 2004:

Total Capital (to Risk Weighted Assets):	$105,234	10.6%	$79,809	8.0%	$ 99,762		10.0%
Tier 1 Capital (to Risk Weighted Assets):	92,716	9.3%	39,905	4.0%	59,857		6.0%
Tier 1 Capital (to Average Assets):	92,716	8.4%	44,105	4.0%	55,132		5.0%

The Bank meets the “well capitalized” ratio measures at both June 30, 2005 and December 31, 2004.

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

A one year projection of net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from May 31, 2005 balances.

The following table summarizes the effect on net interest income of three rate scenarios as measured against a most likely rate scenario.

Interest Rate Risk Simulation of Net Interest Income

In thousands	Estimated Impact on One Year Projection of Net Interest Income
Variation from flat rate scenario
Most likely rates	$ 1,800
Declining rates	(4,204)
Rising rates	2,979

The Company also estimates rate risk through the use of rate shock analysis. The model calculates both the percent and dollar changes in net interest income (NII) and market value of equity (MVE) projected to occur should the yield curve instantaneously shift up or down in a parallel fashion from its beginning position. MVE measures the impact on equity due to the changes in the market values of assets and liabilities as a result of a change in interest rates. In the rate shock analysis, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include the flat rate scenario described above, and six additional rate shock scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These rate shock scenarios assume that interest rates increase or decrease immediately and remain at the new level in the future. The Company measures the volatility of these benchmarks using a twelve-month time horizon. Using the May 31, 2005 balance sheet as the base for the simulation, the following table summarizes the effect on net interest income of a +/-200 and +/-100 basis point change in interest rates. Due to the current low level of interest rates, the potential for interest bearing deposit accounts to respond to further changes in projected rates is limited, therefore calculations for rate decreases greater than 200 basis points are misleading and have not been presented.

Interest Rate Risk Simulation of NII

In thousands (except percentages)	% Change in NII from Current 12 Mo. Horizon	Change in NII from Current 12 Month Horizon
+ 300bp	17.0%	$ 8,797
+ 200bp	11.4%	5,887
+ 100bp	5.7%	2,968
- 100bp	(7.2%)	(3,717)
- 200bp	(14.0%)	(7,224)

These results indicate that the balance sheet is asset sensitive since earnings increase when interest rates rise. The magnitude of the NII change is within the Company’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. The risk profile of the Company has not changed materially from that at year-end 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended June 30, 2005. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OTHER MATTERS

Change of Accountants

On June 21, 2005, the Company filed a Form 8-K to announce a change in the accounting firm that audits the Company’s financial statements. The Company selected Perry-Smith LLP to be the successor accountant to Deloitte & Touche LLP. The change was effective as of June 16, 2005.

Terrorist Acts

The terrorist actions on September 11, 2001 and thereafter had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis, including the current military action in Iraq, will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and could in the future have an adverse effect on the economy in the Company’s market areas. Such adverse impact could affect the Company’s future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company’s stock price.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of June 30, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk (See Note 3 to the consolidated condensed financial statements — Commitments and Contingencies). The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At June 30, 2005, the Company had pending legal proceedings related to the City of King dispute discussed in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2004, and the Forms 10-Q and 8-K referenced therein. The Company has appealed an adverse Judgment of a lower court as described in those filings and has charged off the outstanding balance of $3.3 million related to the CD secured loan in dispute.

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

ITEM 2. UNREGISTERED SALES OF EQUITIY SECURITIES AND USE OF PROCEEDS

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. During the second quarter of 2005, the Company spent $364,000, to repurchase 21,487 shares. Year-to-date through June 30, 2005, the Company has repurchased 71,102 shares at a total cost of $1,238,000. The following table summarizes repurchase activity during the second quarter.

Purchases of Central Coast Bancorp Stock

Period	Total Number of Shares Purchased	Average Price Per Share	Shares Purchased as Part of Publicly Announced Plan	Shares Remaining to Purchase Under the Plan
April 1-30, 2005	--	--	--	197,749
May 1-31, 2005	6,300	16.97	6,300	191,449
June 1-30, 2005	15,187	16.96	15,187	176,272

Total	21,487	$ 16.96	21,487

1) The Repurchase Plan ("Plan') was announced on February 28, 2001. There is no stated expiration date for the Plan.

2) The Plan approved repurchase of 365,000 (5%) of the outstanding shares as of February 28, 2001. The approved shares equate to 690,077 shares as adjusted for the subsequent stock splits and stock dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following are the voting results of the registrants’s annual meeting of the shareholders held on May 19, 2005:

Proposal No. 1: Election Of Directors

Nominee	Affirmative Votes	Votes Withheld
Mose E. Thomas, Jr. (Class 1)	10,691,586	234,150
Louis A. Souza (Class 1)	10,776,650	149,086
F. Warren Wayland (Class 1)	10,832,012	93,724
In addition, the following directors continue in office as members of the class designated and were not subject to shareholder election at the annual meeting:

Michael T. Lapsys (Class 2)
Duncan L. Mccarter (Class 2)
Nick Ventimiglia (Class 2)
C. Edward Boutonnet (Class 3)
Donald D. Chapin, Jr. (Class 3)
Bradford G. Crandall (Class 3)
Robert M. Mraule, D.D.S., M.D. (Class 3)

Proposal No.2: Approval Of The Appointment Of Deloitte & Touche LLP As Independent Public Accountants For The 2005 Fiscal Year:

For	10,842,481	Against	39,629	Abstain	43,626

Total Number Of Shares Voted At The Meeting: 10,925,736

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

*(10.17)2004 Stock Option Plan and Forms of Incentive and Nonstautory Stock Option Agreement incorporated by reference from Exhibit 99.1 to Registration Statement on Form S-8, No. 333-117043, filed with the Commission on June 30, 2004.

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

July 27, 2005	CENTRAL COAST BANCORP

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