Form 10-Q
period 2005-09-30
CENTRAL COAST BANCORP
filed 2005-11-09
CIK 921085

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
(831) 422-6642 (Registrant’s telephone number, including area code)
not applicable (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

No par value Common Stock – 14,098,523 shares outstanding at November 3, 2005.

The Index to the Exhibits is located at page 31                                                               Page 1 of 200 Pages

PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

In thousands (except share data)	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$ 48,861	$ 49,068
Federal funds sold	39,062	9,029

Total cash and equivalents	87,923	58,097

Available-for-sale securities at fair value (amortized cost of $212,666	212,528	169,151
at September 30, 2005 and $168,052 at December 31, 2004)

Commercial	251,875	261,408
Real estate-construction	37,339	61,366
Real estate-other	624,718	594,507
Consumer	13,586	15,463
Deferred loan fees, net	(1,212)	(1,228)

Total loans	926,306	931,516
Allowance for loan losses	(17,550)	(16,270)

Net Loans	908,756	915,246

Premises and equipment, net	3,523	3,944
Accrued interest receivable and other assets	20,597	18,223

Total assets	$ 1,233,327	$ 1,164,661

Liabilities and Shareholders’ Equity
Deposits:
Demand, noninterest bearing	$ 295,220	$ 344,244
Demand, interest bearing	151,564	141,190
Savings	256,616	259,319
Time	392,991	306,615

Total Deposits	1,096,391	1,051,368
Accrued interest payable and other liabilities	22,192	12,177

Total liabilities	1,118,583	1,063,545

Commitments and contingencies (Note 3)
Shareholders’Equity:
Preferred stock — no par value; authorized 1,000,000 shares; none outstanding
Common stock — no par value; authorized 39,062,500 shares;
issued and outstanding: 14,098,522 shares at September 30, 2005
and 13,716,168 shares at December 31, 2004	85,942	85,034
Shares held in deferred compensation trust (800,020 at September 30, 2005
and 600,899 as of December 31, 2004), net of deferred obligation	--	--
Retained earnings	28,882	15,439
Accumulated other comprehensive (loss) income - net of taxes
of ($58) at September 30, 2005 and $456 at December 31, 2004	(80)	643

Total shareholders’ equity	114,744	101,116

Total liabilities and shareholders’ equity	$ 1,233,327	$ 1,164,661

See notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except per share data)	2005	2004	2005	2004
Interest Income
Loans (including fees)	$16,529	$12,180	$46,988	$34,864
Investment securities	2,080	1,699	5,673	4,951
Other	625	58	1,066	138

Total interest income	19,234	13,937	53,727	39,953

Interest Expense
Interest on deposits	4,374	2,780	11,914	8,032
Other	145	73	321	235

Total interest expense	4,519	2,853	12,235	8,267

Net Interest Income	14,715	11,084	41,492	31,686
Provision for Loan Losses	--	885	1,400	1,540

Net Interest Income after
Provision for Loan Losses	14,715	10,199	40,092	30,146

Noninterest Income
Service charges on deposits	814	799	2,327	2,346
Other	378	329	1,133	834

Total noninterest income	1,192	1,128	3,460	3,180

Noninterest Expenses
Salaries and benefits	4,392	3,709	13,059	10,891
Occupancy	841	704	2,401	2,027
Furniture and equipment	599	465	1,771	1,350
Other	1,548	1,457	4,645	4,200

Total noninterest expenses	7,380	6,335	21,876	18,468

Income Before Provision for
Income Taxes	8,527	4,992	21,676	14,858
Provision for Income Taxes	3,187	1,729	8,233	5,143

Net Income	$ 5,340	$ 3,263	$13,443	$ 9,715

Basic Earnings per Share	$ 0.37	$ 0.25	$ 0.95	$ 0.72
Diluted Earnings per Share	$ 0.36	$ 0.23	$ 0.92	$ 0.68

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands

Nine months ended September 30,	2005	2004
Cash Flows from Operations:
Net income	$ 13,443	$ 9,715
Reconciliation of net income to net cash provided
by operating activities:
Provision for loan losses	1,400	1,540
(Gain) loss on sale of investments	(12)	116
Depreciation	1,052	837
Net gain on sale of fixed assets	(4)	(10)
Amortization and accretion	536	635
Increase in accrued interest receivable and other assets	(1,860)	(41)
Increase in accrued interest payable and other liabilities	3,075	2,399
(Decrease) increase in deferred loan fees	(16)	94

Net cash provided by operations	17,614	15,285

Cash Flows from Investing Activities:
Proceeds from maturities of available-for-sale securities	16,815	16,545
Purchases of available-for-sale securities	(66,700)	(59,473)
Proceeds from sale of available-for-sale securities	4,747	16,496
Net decrease (increase) in loans	5,106	(66,503)
Proceeds from sale of equipment	6	14
Purchases of equipment	(633)	(1,367)

Net cash used in investing activities	(40,659)	(94,288)

Cash Flows from Financing Activities:
Net increase in deposit accounts	45,023	16,049
Net increase in other borrowings	7,778	9,728
Cash received for stock options exercised	1,307	609
Cash paid for shares repurchased	(1,237)	(2,501)

Net cash provided by financing activities	52,871	23,885

Net increase (decrease) in cash and equivalents	29,826	(55,118)
Cash and equivalents, beginning of period	58,097	101,463

Cash and equivalents, end of period	$ 87,923	$ 46,345

Noncash Investing and Financing Activities:
Increase in other real estate owned (OREO)	$ --	$ 5,250
Stock exchanged for option exercise	1,267	--

Other Cash Flow Information:
Interest paid	$ 10,572	$ 7,736
Income taxes paid	7,479	5,147

See Notes to Consolidated Condensed Financial Statements

CENTRAL COAST BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Central Coast Bancorp’s (the “Company’s”) consolidated financial position at September 30, 2005, the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The interim consolidated condensed financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2005 and 2004 may not necessarily be indicative of the operating results for the full year.

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

Subsequent event — On October 13, 2005, Central Coast Bancorp issued a press release and subsequently filed a Form 8-K with the Securities and Exchange Commission to announce the proposed acquisition of Central Coast Bancorp and its bank subsidiary, Community Bank of Central California, pursuant to a definitive agreement dated October 12, 2005, entered into by and between Central Coast Bancorp and VIB Corp, located in El Centro, California. Under the terms of the agreement, Central Coast Bancorp’s shareholders will be paid $25 per outstanding share in cash. The acquisition transaction is subject to approvals of applicable regulatory authorities and the favorable vote of the shareholders of Central Coast Bancorp. Subject to obtaining applicable regulatory and Central Coast Bancorp shareholder approvals, the transaction is expected to be completed in the first quarter of 2006.

NOTE 2. STOCK COMPENSATION

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life of five years; average stock volatility of 15.7% and 16.8% for 2005 and 2004; risk free interest rates ranging from 3.77% to 3.90% for 2005 and 3.08% to 4.35% for 2004; and no cash dividends during the expected term for options granted in 2005 and 2004. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123 is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except per share data)	2005	2004	2005	2004
Net Income - As Reported	$ 5,340	$ 3,263	$ 13,443	$ 9,715
Compensation expense from amortization of
fair value of stock awards	(30)	(317)	(131)	(949)
Taxes on compensation expense	12	130	55	389

Pro Forma Net Income	$ 5,323	$ 3,076	$ 13,367	$ 8,794

Basic Earnings per Share - As Reported	$ 0.37	$ 0.24	$ 0.95	$ 0.72
Pro Forma Basic Earnings per Share	$ 0.37	$ 0.20	$ 0.95	$ 0.66
Diluted Earnings per Share - As Reported	$ 0.36	$ 0.22	$ 0.92	$ 0.68
Pro Forma Diluted Earnings per Share	$ 0.36	$ 0.19	$ 0.92	$ 0.63

NOTE 3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $250,684,000 and standby letters of credit of approximately $7,295,000 at September 30, 2005. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $25,536,000 of loan commitments outstanding at September 30, 2005 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining commitments primarily relate to commercial revolving lines of credit, other commercial loans and home equity lines of credit. Many of these commitments are expected to expire without being drawn upon. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to contract performance or purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and nine-month periods ended September 30 is reconciled and basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except per share data)	2005	2004	2005	2004
Basic Earnings Per Share
Net income	$ 5,340	$ 3,263	$13,443	$ 9,715
Weighted average common shares outstanding	14,175	13,579	14,109	13,586

Basic earnings per share	$ 0.37	$ 0.24	$ 0.95	$ 0.72

Diluted Earnings Per Share
Net Income	$ 5,340	$ 3,263	$13,443	$ 9,715
Weighted average common shares outstanding	14,175	13,579	14,109	13,586
Dilutive effect of outstanding options	505	679	483	674

Weighted average common shares outstanding - Diluted	14,680	14,258	14,592	14,260

Diluted earnings per share	$ 0.36	$ 0.22	$ 0.92	$ 0.68

NOTE 5. COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2005	2004	2005	2004
Net income	$ 5,340	$ 3,263	$ 13,443	$ 9,715
Other comprehensive (loss) income - Unrealized
(loss) gain on available-for-sale securities	(376)	3,869	(1,260)	(244)
Taxes on unrealized (loss) gain	158	(1,627)	530	102
Reclassification adjustment for gain (loss)
included in income	--	12	12	116
Taxes on reclassification adjustment	--	(5)	(5)	(48)

Total other comprehensive (loss) income	(218)	2,249	(723)	(74)

Total comprehensive income	$ 5,122	$ 5,512	$ 12,720	$ 9,641

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company. FAS 123 (R) allows for either a modified prospective recognition of compensation expense or a modified retrospective recognition. The Company currently intends to apply the modified prospective recognition method and implement the provisions of FAS 123 (R) beginning in the first quarter of 2006. Management has completed its evaluation of the effect that FAS 123 (R) will have and believes that the effect will be consistent with its pro forma disclosures, see Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company’s market areas; (4) the effects of terrorism, the threat of terrorism or the impact of military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company’s business, this report should be read in conjunction with Central Coast Bancorp’s annual report on Form 10-K for the year ended December 31, 2004 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of the expected loss. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance addresses losses that are attributable to various factors including economic events and industry or geographic sectors whose impact on the portfolio have occurred, but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” discussion later in this Item 2.

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

On October 13, 2005, Central Coast Bancorp issued a press release and subsequently filed a Form 8-K with the Securities and Exchange Commission to announce the proposed acquisition of Central Coast Bancorp and its bank subsidiary, Community Bank of Central California, pursuant to a definitive agreement dated October 12, 2005, entered into by and between Central Coast Bancorp and VIB Corp, located in El Centro, California. The acquisition transaction is subject to approvals of applicable regulatory authorities and the favorable vote of shareholders of Central Coast Bancorp.

Overview

Central Coast Bancorp reported record quarterly net income of $5,340,000 for the third quarter of 2005. Net income increased 63.7% over the $3,263,000 reported for the third quarter of 2004. Diluted earnings per share for the two quarters were $0.36 and $0.23, respectively. All earnings per share and applicable share data for the 2004 periods have been adjusted for the five-for-four stock split distributed on February 28, 2005. The annualized return on average equity (ROAE) and the return on average assets (ROAA) for the third quarter of 2005 were 18.9% and 1.69% up from 13.7% and 1.22% for the same period in 2004.

Net income for the nine months ended September 30, 2005 increased 38.4% to $13,443,000 from $9,715,000 for the nine months ended September 30, 2004. Diluted earnings per share increased to $0.92 from $0.68 for the comparative periods. For the first nine months of 2005, the annualized ROAE was 16.7% and the ROAA was 1.48% up from 14.0% and 1.25% for the same period in 2004.

The Company largely maintained the growth in its balance sheet in the first nine months of 2005. At September 30, 2005, total assets were $1,233,327,000, a slight decrease of $15,272,000 (-1.2%) from June 30, 2005 and an increase of $68,666,000 (5.9%) from year-end 2004. Most of the asset growth has been deployed into the investment portfolio and Fed Funds Sold as year-to-date loan growth has been relatively flat. Loans at September 30, 2005, totaled $926,306,000, a decrease of $7,117,000 (-0.7%) from June 30, 2005 and $5,210,000 (-0.6%) from year-end 2004. At September 30, 2005, deposits were slightly lower at $1,096,391,000, a decrease of $25,153,000 (-2.2%) from June 30, 2005 and an increase of $45,023,000 (4.3%) from year-end 2004. On a year-over-year basis, the Company’s focus on internal growth and de novo branch expansion has generated an increase in total assets of $159,193,000 (14.9%); an increase in loans of $85,757,000 (10.2%); and an increase in deposits of $142,232,000 (14.9%).

The Company provided $885,000 for loan losses in the third quarter of 2004. Based on changes in the loan portfolio and the estimated probable loss in the portfolio, no provision for loan losses was recorded in the third quarter of 2005. At September 30, 2005, nonperforming and restructured loans totaled $2,993,000 as compared to $835,000 at December 31, 2004 and $7,281,000 at September 30, 2004. The ratio of the allowance for loan losses to total loans was 1.89% at September 30, 2005, 1.75% at December 31, 2004 and 1.76% at September 30, 2004.

Central Coast Bancorp ended the third quarter of 2005 with a Tier 1 capital ratio of 11.4% and a total risk-based capital ratio of 12.7% compared to 10.5% and 11.7% at the end of the third quarter of 2004.

Within the Management’s Discussion and Analysis, interest income, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable equivalent basis. These items have been adjusted to give effect to $369,000 and $287,000 in taxable equivalent interest income on tax-free investments for the three-month periods ending September 30, 2005 and 2004 and $976,000 and $841,000 for the nine-month periods ending September 30, 2005 and 2004.

The following table provides a summary of the major elements of income and expense for the periods indicated.

	Three Months Ended September 30,		Percentage Change Increase	Nine Months Ended September 30,		Percentage Change Increase
In thousands (except percentages)	2005	2004	(Decrease)	2005	2004	(Decrease)
Interest Income (1)	$19,603	$14,224	38%	$54,703	$40,794	34%
Interest Expense	4,519	2,853	58%	12,235	8,267	48%

Net interest income	15,084	11,371	33%	42,468	32,527	31%
Provision for Loan Losses	--	885	-100%	1,400	1,540	-9%

Net interest income after
provision for loan losses	15,084	10,486	44%	41,068	30,987	33%
Noninterest Income	1,192	1,128	6%	3,460	3,180	9%
Noninterest Expense	7,380	6,335	16%	21,876	18,468	18%

Income before income taxes	8,896	5,279	69%	22,652	15,699	44%
Income Taxes	3,187	1,729	84%	8,233	5,143	60%
Tax Equivalent Adjustment	369	287	29%	976	841	16%

Net income	$ 5,340	$ 3,263	64%	$13,443	$ 9,715	38%

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

	Three months ended September 30,
(Taxable equivalent basis)	2005			2004
In thousands (except percentages)	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield
Assets:
Earning Assets
Loans (1) (2)	$ 909,733	$16,529	7.21%	$ 802,659	$ 12,180	6.04%
Taxable investments	135,148	1,364	4.00%	119,950	1,125	3.73%
Tax-exempt securities (tax equiv. basis)	69,964	1,085	6.15%	53,255	861	6.43%
Federal funds sold	68,278	625	3.63%	16,796	58	1.37%

Total Earning Assets	1,183,123	19,603	6.57%	992,660	14,224	5.70%

Cash & due from banks	49,729			54,222
Other assets	24,412			17,053

	$1,257,264			$1,063,935

Liabilities & Shareholders' Equity:
Interest bearing liabilities
Demand deposits	$ 166,620	230	0.55%	$ 143,870	212	0.59%
Savings	269,500	1,139	1.68%	261,444	830	1.26%
Time deposits	386,350	3,006	3.09%	287,973	1,738	2.40%
Other borrowings	11,283	144	5.06%	5,433	73	5.35%

Total interest bearing liabilities	833,753	4,519	2.15%	698,720	2,853	1.62%

Demand deposits	294,259			267,033
Other Liabilities	17,118			3,139

Total Liabilities	1,145,130			968,892
Shareholders' Equity	112,134			95,043

	$1,257,264			$1,063,935

Net interest income & margin (3)		$15,084	5.06%		$11,371	4.56%

(1)	Loan interest income includes fee income of $675,000 and $416,000 for the three months ended September 30, 2005 and 2004, respectively.
(2)

Includes the average allowance for loan losses of $17,516,000 and $17,510,000 and average deferred loan fees of $1,282,000 and $1,127,000 for the three months ended September 30, 2005 and 2004, respectively.

(3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Nine Months ended September 30,
(Taxable equivalent basis)	2005			2004
In thousands (except percentages)	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield
Assets:
Earning Assets
Loans (1) (2)	$ 912,258	$46,988	6.86%	$776,315	$34,864	6.00%
Taxable investments	125,465	3,742	3.97%	120,249	3,269	3.62%
Tax-exempt securities (tax equiv. basis)	61,220	2,907	6.33%	51,542	2,523	6.54%
Federal funds sold	44,140	1,066	3.22%	16,446	138	1.12%

Total Earning Assets	1,143,083	54,703	6.37%	964,552	40,794	5.64%

Cash & due from banks	47,169			52,939
Other assets	23,276			16,469

	$1,213,528			$1,033,960

Liabilities & Shareholders' Equity:
Interest bearing liabilities
Demand deposits	$ 155,248	617	0.53%	$140,011	612	0.58%
Savings	281,319	3,358	1.59%	254,899	2,419	1.27%
Time deposits	362,152	7,928	2.92%	279,114	5,001	2.39%
Other borrowings	8,205	332	5.39%	7,790	235	4.03%

Total interest bearing liabilities	806,924	12,235	2.02%	681,814	8,267	1.62%

Demand deposits	283,604			255,992
Other Liabilities	15,231			3,406

Total Liabilities	1,105,759			941,212
Shareholders' Equity	107,769			92,748

	$1,213,528			$1,033,960

Net interest income & margin (3)		$42,468	4.95%		$32,527	4.50%

(1)	Loan interest income includes fee income of $1,616,000 and $1,333,000 for the nine months ended September 30, 2005 and 2004, respectively.
(2)

Includes the average allowance for loan losses of $17,175,000 and $16,971,000 and average deferred loan fees of $1,287,000 and $1,143,000 for the nine months ended September 30, 2005 and 2004, respectively.

(3)	Net interest margin is computed by dividing net interest income by the total average earning assets.

Volume/Rate Analysis
(in thousands)

Three Months Ended September 30, 2005 over 2004
Increase (decrease) due to change in:

			Net
Interest-earning assets:	Volume	Rate (4)	Change
Net Loans (1)(2)	$1,630	$ 2,719	$4,349
Taxable investment securities	143	96	239
Tax exempt investment securities (3)	271	(47)	224
Federal funds sold	178	389	567

Total	2,222	3,157	5,379

Interest-bearing liabilities:
Demand deposits	34	(16)	18
Savings deposits	26	283	309
Time deposits	595	673	1,268
Other borrowings	79	(8)	71

Total	734	932	1,666

Interest differential	$1,488	$ 2,225	$3,713

Nine Months Ended September 30, 2005 over 2004
Increase (decrease) due to change in:

			Net
Interest-earning assets:	Volume	Rate (4)	Change
Net Loans (1)(2)	$6,123	$ 6,001	$12,124
Taxable investment securities	142	331	473
Tax exempt investment securities (3)	475	(91)	384
Federal funds sold	233	695	928

Total	6,973	6,936	13,909

Interest-bearing liabilities:
Demand deposits	66	(61)	5
Savings deposits	252	687	939
Time deposits	1,490	1,437	2,927
Other borrowings	13	84	97

Total	1,821	2,147	3,968

Interest differential	$5,152	$ 4,789	$ 9,941

(1)	The average balance of non-accruing loans is not significant as a percentage of total loans and, as such, has been included in net loans.
(2)

Loan fees of $675,000 and $416,000 for the quarters ended September 30, 2005 and 2004, and loan fees of $1,616,000 and $1,333,000 for the nine months ended September 30, 2005 and 2004, respectively, have been included in the interest income computation.

(3)	Includes taxable-equivalent adjustments that relate to income on certain securities that are exempt from Federal income taxes. The effective Federal statutory tax rate was 35% for 2005 and 2004.
(4)	The rate / volume variance has been included in the rate variance.

Net interest income for the third quarter of 2005 was $15,084,000 for an increase of $3,713,000 (32.7%) from the $11,371,000 recorded in the third quarter of 2004. Both interest income and interest expense were higher than prior year levels. The interest income component increased $5,379,000 (37.8%) on a quarter-over-quarter basis as both the volume of earning assets and the rates on earning assets increased. Average loan balances were $107,074,000 (13.3%) higher in the third quarter of 2005 versus the same quarter in the previous year. This volume difference added $1,630,000 to interest income. The average yield earned on loans in the third quarter of 2005 was 7.21%, an increase of 117 basis points from the 6.04% yield earned in the third quarter of 2004. The higher loan yield increased interest income by $2,719,000. The average balance of Federal Funds Sold was $68,278,000 in the third quarter of 2005, an increase of $51,482,000 from the average balance in the third quarter of 2004. The increase in volume added $178,000 to interest income. In addition, due to the continuing increases in interest rates, the average yield on Fed Funds Sold in the third quarter of 2005 was 3.63% versus 1.37% in the year earlier period. The higher rates on Fed Funds Sold increased interest income $389,000 on a quarter-over-quarter basis.

Interest expense increased $1,666,000 (58.4%) to $4,519,000 in the third quarter of 2005 from $2,853,000 in the third quarter of 2004. The increase was attributable to both increases in the volume and higher rates on the interest-bearing deposit liabilities The year-long trend of the Federal Reserve Board through its Federal Open Market Committee (FOMC) to raise the short term interest rates has begun to impact the pricing on time deposit liabilities. The average rate paid on time deposits increased 53 basis points to 3.09% for the third quarter of 2005. The higher rates on time deposits increased interest expense $673,000. Higher rates on the other interest-bearing liabilities increased interest expense an additional $259,000 in 2005 over the year earlier period. Average balances of interest-bearing liabilities in the third quarter of 2005 increased by $135,033,000 (19.3%) over the prior year period. These higher balances added $734,000 to interest expense. The average rate paid on demand deposits decreased slightly in the third quarter of 2005 compared to that of 2004 due to changes in the composition of demand deposit balances.

The net interest margin for the third quarter of 2005 was 5.06% up 50 basis points from to 4.56% in the year earlier period. The net interest margin in the third quarter of 2005 increased 13 basis points from the 4.93% achieved in the second quarter of 2005. Both the average yield received on earning assets and the average rate paid on liabilities increased by 16 basis points from the second quarter 2005 yields and rates. The increase in net interest margin from the second quarter is attributable to a higher level of earning assets over the interest-bearing liabilities as well as to an increase in rates.

For the nine-month period ending September 30, 2005, net interest income increased $9,941,000 (30.6%) to $42,468,000 from $32,527,000 for the first nine months of 2004. The interest income component increased $13,909,000 to $54,703,000. Average balances of earning assets were $178,531,000 (18.5%) higher in the first nine months of 2005 than the same period in 2004. The average balance of loans was $135,943,000 higher, which contributed $6,123,000 to interest income. The average yield of 6.86% received on loans in the first nine months of 2005 was 86 basis points higher than the 6.00% received in the year earlier period. The higher yield on loans increased interest income by $6,001,000. Interest earned on Fed Funds Sold increased $928,000 in the first nine months of which $695,000 was attributable to higher rates.

Interest expense for the nine-month period ending September 30, 2005 increased $3,968,000 (48.0%) to $12,235,000 from $8,267,000 for the first nine months of 2004. Average interest bearing liability balances in the first nine-months of 2005 were $125,110,000 (18.3%) higher than in the year earlier period. The volume increases added $1,821,000 to interest expense. For the first nine months of 2005, average rates paid on interest bearing liabilities was 2.02% for an increase of 40 basis points from the rates paid in the first nine-months of 2004. The higher rates resulted in a $2,147,000 increase in interest expense in the first nine months of 2005 from the prior year period.

The impact of the above changes in volumes and rates for earning assets and interest bearing liabilities for the first nine months of 2005 had a positive effect on the net interest margin which increased 45 basis points to 4.95% from 4.50% in the year earlier period.

Provision for Loan Losses

The Company made no provision for loan losses in the third quarter of 2005 as compared to $885,000 in the third quarter of 2004. For the nine-month period ended September 30, 2005, the Company provided $1,400,000 compared to $1,540,000 in the year earlier period. The provision for loan losses that has been recorded is based on factors which consider the growth or decline in the level of loans, changes in the level of nonperforming and classified assets, changing portfolio mix and prevailing local and national economic conditions to establish the required level of loan loss reserves. At September 30, 2005, the ratio of the allowance for loan losses to total loans was 1.89% as compared to 1.75% at December 31, 2004 and 1.76% at September 30, 2004. Including the reserve for undisbursed loan commitments, included in other liabilities in the consolidated condensed balance sheet, the total allowance was 1.97% of total loans as of September 30, 2005 compared to 1.81% at December 31, 2004 (See the “Credit Risk” and “Allowance for Loan Losses” sections for additional discussion).

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Noninterest income totaled $1,192,000 in the third quarter of 2005, which was up $64,000 (5.7%) from $1,128,000 in the same period in 2004. Service charges on deposit accounts were relatively unchanged compared to the same period in the prior year. Other fee income was up due to changes in types and levels of business activity.

For the first nine months of 2005, noninterest income increased $280,000 (8.8%) to $3,460,000 compared to $3,180,000 in the same period last year. Service charges on deposit accounts for the first nine months of 2005 were consistent with the comparative period in the prior year. Other income increased in part due to a $12,000 gain on the sale of securities in 2005 versus a loss of $116,000 in 2004.

Noninterest Expense

Noninterest expenses increased $1,045,000 (16.5%) to $7,380,000 in the third quarter of 2005 as compared to $6,335,000 in the third quarter 2004. Salary and benefit expenses increased $683,000 (18.4%) to $4,392,000 in the third quarter of 2005 as compared to $3,709,000 in the prior year quarter. Costs increased due to normal salary increases, higher staffing levels, the two new branches opened in the second half of 2004 and higher benefit costs. Health insurance costs increased $130,000 (58.1%). Other noninterest expenses were generally higher due to higher business volumes, the two new branches and normal cost increases. The efficiency ratio for the quarter ended September 30, 2005 improved to 45.5% as compared to 50.7%, in the year earlier period. The company employed an equivalent of 286 full time employees as of September 30, 2005.

Noninterest expenses for the nine-month period ending September 30, 2005 increased $3,408,000 (18.5%) to $21,876,000 compared to $18,468,000 for the same period in 2004. Salary and benefit expenses increased $2,168,000 (19.9%) to $13,059,000 in the first nine months of 2005 versus $10,891,000 in the first nine months of 2004. The increase was due to additional staffing, the two new branches, higher benefit costs and normal salary increases. Health insurance costs accounted for $571,000 of the increase. The Company changed its health insurance provider in the third quarter of 2005, and anticipates that this will have a positive impact on mitigating these cost increases. Other expenses were up due to business volumes, the two new branches, the cost of upgrading equipment and other cost increases. The efficiency ratio for the first nine months of 2005 improved to 47.6% from 51.7% for the same period of 2004 due to the growth in income outpacing growth in noninterest expenses.

Provision for Income Taxes

The Company recorded income tax expense of $3,187,000 and $8,233,000 for the quarter and nine-month periods ending September 30, 2005 as compared to $1,729,000 and $5,143,000 for the same periods in 2004. The effective tax rates, considering state and federal taxes, and tax exempt income for the third quarter and first nine months of 2005 were 37.4% and 38.0% compared to 34.6% for both periods in 2004. The effective tax rate was higher in both periods of 2005 as the fully taxable income grew at a faster rate than tax exempt income. Also, in 2004 the Company revised the calculation of deferred tax assets to consider the Company’s increased incremental tax rate, resulting in a lower net effective tax rate for the previous year period.

Securities

At September 30, 2005, available-for-sale securities had a market value of $212,528,000 with an amortized cost basis of $212,666,000. On an amortized cost basis, the investment portfolio increased by $20,870,000 from the balance at June 30, 2005 and increased $44,614,000 from the balance at December 31, 2004. The pretax unrealized loss of $138,000 at September 30, 2005 represented a decrease in market value of $366,000 from the unrealized gain of $228,000 at June 30, 2005 and a decrease of $1,237,000

Loans

The ending loan balance at September 30, 2005 was $926,306,000, which was a decrease of $7,117,000 (0.8%) from the June 30, 2005 balance, a decrease of $5,210,000 (0.6%) from the year-end 2004 balance and an increase of $85,757,000 (10.2%) from the September 30, 2004 balance. During the third quarter of 2005, real estate-other and consumer loans increased while commercial and construction loans decreased from June 30, 2005 balances. The most significant changes occurred in the real estate-other and construction categories. Several factors contributed to the increase in real estate loans–other in the third quarter, including the term-out of former construction loans and the addition of term fixed rate commercial real estate loans. The decrease in construction loans was due to the completion of several large construction projects. Within its primary market area, the Bank has diversified its risk both as to property type and location. See “Credit Risk” below for a discussion regarding real estate risk.

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

Ultimately, the credit quality of the Bank’s loans may be influenced by underlying trends in the national and local economic and business cycles. The Bank’s business is mostly concentrated in Monterey County. The County’s economy is highly dependent on the agricultural and tourism industries. The agricultural industry is also a major driver of the economies of San Benito County and the southern portions of Santa Cruz and Santa Clara Counties, which represent the additional market areas for the Bank. As a result, the Bank lends money to individuals and companies dependent upon the agricultural and tourism industries. The concentration in tourism and agriculture under certain economic conditions could have an adverse effect on the credit quality of loans in the portfolio.

The Company has significant extensions of credit and commitments to extend credit which are secured by real estate, totaling approximately $765 million at September 30, 2005. Although management believes this real estate concentration has no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Bank’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. The ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate. The Bank monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans. When, in management’s judgment, these loans are impaired, an appropriate provision for losses is recorded. The more significant assumptions management considers involve estimates of the following: lease, absorption and sale rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees. Notwithstanding the foregoing, abnormally high rates of impairment due to general or local economic conditions could adversely affect the Company’s future prospects and results of operations.

In extending credit and commitments to borrowers, the Bank generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Bank’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Bank secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means. Loan losses from lending transactions related to real estate and agriculture compare favorably with the Bank’s loan losses on its loan portfolio as a whole. Therefore, the requirement of collateral and/or guarantees generally helps to mitigate credit risk.

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

Nonaccrual, Past Due and Restructured Loans

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. The following table sets forth nonaccrual loans, loans past due 90 days or more and restructured loans performing in compliance with modified terms at September 30, 2005 and December 31, 2004:

In thousands (except percentages)	September 30, 2005	December 31, 2004

Past due 90 days or more and still accruing interest:
Commercial	$ --	$ --
Real estate	--	--
Consumer and other	--	--

	--	--

Nonaccrual:
Commercial	--	102
Real estate	--	--
Consumer and other	--	--

	--	102

Restructured (in compliance with modified terms) - Commercial	2,993	733

Total nonperforming and restructured loans	$2,993	$835

Allowance for loan losses as a percentage of nonperforming and restructured loans	586%	1949%
Nonperforming and restructured loans to total loans	0.32%	0.09%
Nonperforming assets to total assets	0.24%	0.07%

Nonperforming assets, which includes nonperforming and restructured loans and other real estate owned (OREO), increased $2,158,000 from the December 31, 2004 balance. At September 30, 2005, nonperforming and restructured loans were 0.32% of total loans, which was up from 0.07% at June 30, 2005 and 0.09% at December 31, 2004. This increase is primarily due to the restructuring of one real estate loan. The ratio of nonperforming assets to total assets was 0.24% at September 30, 2005, 0.05% at June 30, 2005 and 0.07% at December 31, 2004. The Company did not have any OREO at September 30, 2005 or December 31, 2004.

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

At September 30, 2005, the recorded investment in loans that were considered impaired under SFAS No. 114 was $2,993,000. The total impaired loans consist solely of restructured loans. Impaired loans had valuation allowances totaling $445,000. At December 31, 2004, the recorded investment in loans considered impaired was $835,000 of which $102,000 was included in nonaccrual loans and $733,000 was included in restructured loans. Impaired loans had valuation allowances totaling $323,000. The increase of $2,158,000 in impaired loans from December 31, 2004 is primarily due to the restructuring of one real estate loan.

Other than for the impaired loans disclosed above, management is not aware of any other potential problem loans, which were accruing and current at September 30, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans and commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. At September 30, 2005, the formula allowance was $14,600,000 compared to $14,374,000 at June 30, 2005 and $11,620,000 at December 31, 2004. The increase in the formula allowance in the third quarter was primarily a result of fluctuations in the balances of various classified loan categories.

In addition to the formula allowance calculated by the application of the loss factors to the standard loan categories, certain specific allowances may also be calculated. Quarterly, all significant classified and criticized loans are analyzed individually based on the source and adequacy of repayment and specific type of collateral, and an assessment is made of the adequacy of the formula reserve relative to the individual loan. A specific allocation either higher or lower than the formula reserve will be calculated based on the higher/lower-than-normal probability of loss and the adequacy of the collateral. At September 30, 2005, the specific allowance was $1,138,000 compared to $1,041,000 at June 30, 2005 and $2,671,000 at December 31, 2004

The unallocated allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments. At September 30, 2005, the unallocated allowance was $1,811,000 compared to $2,099,000 at June 30, 2005 and $1,979,000 at December 31, 2004. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

•	The current national and local economic and business conditions, trends and developments, including the condition of various market segments within our lending area;

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in the nature, mix, concentrations and volume of the loan portfolio;

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current portfolio.

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the unallocated allowance as determined by management at September 30, 2005 and set forth in the preceding paragraph.

The allowance for loan losses totaled $17,550,000 or 1.89% of total loans at September 30, 2005 compared to $17,514,000 or 1.88% at June 30, 2005 and $16,270,000 or 1.75% at December 31, 2004. At these dates, the allowance represented 586%, 2591% and 1949% of nonperforming loans.

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

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
In thousands (except percentages)	2005	2004	2005	2004
Beginning balance	$ 17,514	$ 17,232	$ 16,270	$ 16,590
Provision charged to expense	--	885	1,400	1,540
Loans charged off	(17)	(3,394)	(189)	(3,495)
Recoveries	53	56	69	144

Ending balance	$ 17,550	$ 14,779	$ 17,550	$ 14,779

Ending loan portfolio			$ 926,306	$ 840,549

Allowance for loan losses as percentage of ending loan portfolio			1.89%	1.76%

Liquidity

Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding standby letters of credit at September 30, 2005 were approximately $250,684,000 and $7,295,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Company’s sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, loans pledged to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) and sellable SBA loans. On September 30, 2005, liquid assets totaled $209.0 million or 17.0% of total assets as compared to $158.6 million or 13.6% of total assets on December 31, 2004. In addition to liquid assets, the Bank maintains short-term lines of credit with correspondent banks. At September 30, 2005, the Bank had $90,000,000 available under these credit lines. Informal agreements are also in place with various other banks to purchase participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits.

Capital Resources

The Company’s total shareholders’ equity was $114,744,000 at September 30, 2005 compared to $101,116,000 at December 31, 2004. The increase in capital reflects the year-to-date earnings of approximately $13.4 million, exercise of stock options totaling approximately $2.1 million, approximately a $0.7 million decrease in the market value of available-for-sale investment securities and the effect of the stock repurchases of approximately $1.2 million in the first half of 2005.

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

The following table shows the Company’s and the Bank’s actual capital amounts and ratios at September 30, 2005 and December 31, 2004 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

	Actual:		Minimum Capital Requirement:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
In thousands (except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of September 30, 2005:

Total Capital (to Risk Weighted Assets):	$127,472	12.7%	$80,520	8.0%	N/A
Tier 1 Capital (to Risk Weighted Assets):	114,824	11.4%	40,245	4.0%	N/A
Tier 1 Capital (to Average Assets):	114,824	9.1%	50,291	4.0%	N/A

As of December 31, 2004:

Total Capital (to Risk Weighted Assets):	$113,111	11.2%	$80,589	8.0%	N/A
Tier 1 Capital (to Risk Weighted Assets):	100,473	10.0%	40,295	4.0%	N/A
Tier 1 Capital (to Average Assets):	100,473	9.1%	44,365	4.0%	N/A

Community Bank
As of September 30, 2005:

Total Capital (to Risk Weighted Assets):	$114,499	11.6%	$79,238	8.0%	$99,048	10.0%
Tier 1 Capital (to Risk Weighted Assets):	102,049	10.3%	39,619	4.0%	59,429	6.0%
Tier 1 Capital (to Average Assets):	102,049	8.2%	49,914	4.0%	62,393	5.0%

As of December 31, 2004:

Total Capital (to Risk Weighted Assets):	$105,234	10.6%	$79,809	8.0%	$99,762	10.0%
Tier 1 Capital (to Risk Weighted Assets):	92,716	9.3%	39,905	4.0%	59,857	6.0%
Tier 1 Capital (to Average Assets):	92,716	8.4%	44,105	4.0%	55,132	5.0%

The Bank meets the “well capitalized” ratio measures at both September 30, 2005 and December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the Company’s fiscal quarter ended September 30, 2005. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting: An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended September 30, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results. As of September 30, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk (See Note 3 to the consolidated condensed financial statements — Commitments and Contingencies). The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Court of Appeal for the Sixth Appellate District filed its decision on August 2, 2005, in the appeal filed by Registrant’s subsidiary, Community Bank of Central California, from the judgments issued by the trial court in favor of the City of King. The decision of the Court of Appeal reversed the trial court judgment on a writ of mandate in favor of the City of King, but granted the City of King the right to amend its complaint to pursue a civil action, subject to the Bank’s right to conduct discovery which had been denied in the earlier action by the trial court. The Court of Appeal also reversed the post-judgment order of the trial court awarding attorney fees to the City of King. It is not clear what course of action the City of King will pursue in light of the Court of Appeal decision, but the Bank intends to continue to vigorously assert its rights in respect to the certificate of deposit.

For further information, see Registrant’s disclosures regarding the City of King litigation in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and other reports referenced therein, filed with the Commission pursuant to the Securities Exchange Act of 1934, as amended.

Except as disclosed above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or the Bank is a party or as to which any of their property is subject.

ITEM 2. UNREGISTERED SALES OF EQUITIY SECURITIES AND USE OF PROCEEDS

The Board of Directors has authorized a stock repurchase program under which repurchases will be made from time to time by the Company in the open market, or in block purchases, or in privately negotiated transactions, in compliance with Securities and Exchange Commission rules. Management reports monthly to the Board of Directors on the status of the repurchase plan. The Company did not repurchase shares under the program subsequent to its last purchase on June 10, 2005. Year-to-date, the Company repurchased 71,102 shares at a total cost of $1,237,000. The following table reflects the fact that there was no repurchase activity during the third quarter.

Purchases of Central Coast Bancorp Stock

Period	Total Number of Shares Purchased	Average Price Per Share	Shares Purchased as Part of Publicly Announced Plan	Shares Remaining to Purchase Under the Plan
July 1-31, 2005	--	$ --	--	176,262
August 1-31, 2005	--	--	--	176,262
September 1-30, 2005	--	--	--	176,262

Total	--	$ --	--

1)	The Repurchase Plan ("Plan') was announced on February 28, 2001. There is no stated expiration date for the Plan.
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

(2.2)

Agreement and Plan of Reorganization by and between Central Coast Bancorp and VIB Corp dated as of October 12, 2005, incorporated by reference from Exhibit 2.1 to Form 8-K, filed with the Commission on October 17, 2005.

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

(10.2)	King City Branch Lease incorporated by reference from Exhibit 10.3 to Registration Statement on Form S-4, No. 333-76972, filed with the Commission on March 28, 1994.

(10.3)	Amendment to King City Branch Lease, incorporated by reference from Exhibit 10.4 to Registration Statement on Form S-4, No. 333-76972, filed with the Commission on March 28, 1994.

*(10.4)	1994 Stock Option Plan, as amended and restated, incorporated by reference from Exhibit 99 to Registration Statement on Form S-8, No. 333-89948, filed with the Commission on November 15, 1996.

*(10.5)

Form of Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 99 to Registration Statement on Form S-8, No. 333-89948, filed with Commission on November 15, 1996.

*(10.6)

Form of Incentive Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 99 to Registration Statement on Form S-8, No. 333-89948, filed with the Commission on November 15, 1996.

*(10.7)

Form of Director Nonstatutory Stock Option Agreement under the 1994 Stock Option Plan incorporated by reference from Exhibit 99 to Registration Statement on Form S-8, No. 333-89948, filed with the Commission on November 15, 1996.

*(10.8)

Form of Bank of Salinas Indemnification Agreement for directors and executive officers incorporated by reference from Exhibit 10.9 to Amendment No. 1 to Registration Statement on Form S-4, No. 333-76972, filed with the Commission on April 15, 1994.

*(10.9)

401(k)Pension and Profit Sharing Plan Summary Plan Description incorporated by reference from Exhibit 10.8 to Registration Statement on Form S-4, No. 333-76972, filed with the Commission on March 28, 1994.

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

*(10.17)

2004 Stock Option Plan and Forms of Incentive and Nonstatutory Stock Option Agreement incorporated by reference from Exhibit 99.1 to Registration Statement on Form S-8, No. 333-117043, filed with the Commission on September 30, 2004.

(10.18)	Lease agreement dated November 1, 1989 and Amended Lease Agreement dated November 22, 1999, related to 1658 Fremont Boulevard, Seaside, California.

(10.19)	Lease agreement dated March 1, 1998, related to 400 Alta Street, Gonzales, California.

(10.20)	Lease agreement dated April 16, 1998, related to 228 Reservation Road, Marina, California.

(10.21)	Lease agreement dated February 14, 1992, related to 1285 North Davis Road, Salinas, California.

(10.22)	Lease agreement dated April 25, 2000, related to 1915 Main Street, Watsonville, California.

(10.23)	Lease agreement dated March 1, 2002, related to Salinas, California.

(10.24)	Lease agreement dated February 10, 2004, related to 3110 A Mission Drive, Santa Cruz, California.

(10.25)	Lease agreement dated February 26, 2004, related to 2149 H. De La Rosa Sr. Street Soledad, California.

(10.26)	Lease agreement dated December 30, 2004, related to 591 and 599 Lighthouse Avenue, Monterey, California.

(14.1)	Code of Ethics, incorporated by reference from Exhibit 14.1 to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission on March 1, 2004.

(21.1)	The Registrant's only subsidiary is its wholly owned subsidiary, Community Bank of Central California.

(31.1)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Central Coast Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contracts, compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2005	CENTRAL COAST BANCORP

By: /s/NICK VENTIMIGLIA
Nick Ventimiglia
(Chief Executive Officer)

By: /s/ JAYME C. FIELDS
Jayme C. Fields
(Chief Financial Officer, Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
10.18	Lease agreement dated November 1, 1989 and Amended Lease Agreement dated November 22, 1999,related to 1658 Fremont Boulevard, Seaside, California.	32

10.19	Lease agreement dated March 1, 1998, related to 400 Alta Street, Gonzales, California.	41

10.20	Lease agreement dated April 16, 1998, related to 228 Reservation Road, Marina, California	50

10.21	Lease agreement dated February 14, 1992, related to 1285 North Davis Road, Salinas, California.	75

10.22	Lease agreement dated April 25, 2000, related to 1915 Main Street, Watsonville, California.	101

10.23	Lease agreement dated March 1, 2002, related to Salinas, California.	138

10.24	Lease agreement dated February 10, 2004, related to 3110 A Mission Drive, Santa Cruz, California.	148

10.25	Lease agreement dated February 26, 2004, related to 2149 H. De La Rosa Sr. Street Soledad, California.	160

10.26	Lease agreement dated December 30, 2004, related to 591 and 599 Lighthouse Avenue, Monterey, California.	175

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	198

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	199

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	200